Form 10-K
period 2011-06-30
VERDE RESOURCES, INC.
filed 2011-09-28
CIK 1506929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-170935

VERDE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2448672
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

905 Ventura Way, Mill Valley, CA	94941
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (415) 251-8715

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2010, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

2,500,000 as of September 15, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

.

TABLE OF CONTENTS

Part I

4

Item 1.     Business

4

Item 1A.   Risk Factors

13

Item 1B.   Unresolved Staff Comments

17

Item 2.      Properties

17

Item 3.      Legal Proceedings

17

Item 4.      (Removed and Reserved)

17

PART II

17

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  17

Item 6.      Selected Financial Data

18

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 8.      Financial Statements and Supplementary Data

22

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  33

Item 9A.   Controls and Procedures

33

Item 9B.   Other Information

34

PART III

34

Item 10.    Directors, Executive Officers and Corporate Governance

34

Item 11.     Executive Compensation

40

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  41

Item 13.     Certain Relationships and Related Transactions, and Director Independence

42

Item 14.     Principal Accounting Fees and Services

42

Item 15.     Exhibits, Financial Statement Schedules

43

Part I

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Verde,” “we,” “us” or “our” are to Verde Resources, Inc.

Item 1.     Business

Description of Business

We were incorporated in the State of Nevada on April 22, 2010.  We are an exploration stage corporation.  An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage.  We intend to conduct exploration activities on the Payday Claims, Esmeralda County, Nevada.  We maintain our statutory registered agent's office at Corporate Direct, Inc., 2248 Meridian Blvd Ste H, Minden, NV 89423 and our business office is located at 905 Ventura Way, Mill Valley, CA 94941.  This is our mailing address as well.  Our telephone number is (415) 251-8715. The business address is provided to us at $200 per month by the Company’s sole officer, Stephen Spalding.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

Background

On May 17, 2010, we executed a Mineral Claim Purchase Agreement with Gold Explorations, LLC. Steve Karolyi, a director of Verde, is a managing director of Gold Explorations, LLC. Under the terms of the purchase agreement, we have the right to explore for gold on 120 acres.  The property (“Property”) is comprised of 6 lode mining claims in Esmeralda County, Nevada (the “Payday” claims).

Upon execution of the Agreement, Gold Explorations, LLC (“Vendor”) transferred 100% interest in the mineral claims to the Company for $100,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$	$ 10,000
On or before May 17, 2011 (paid)		5,000
On or before May 17, 2012		10,000
On or before May 17, 2013		10,000
On or before May 17, 2014		10,000
On or before May 17, 2015		55,000
		$ 100,000

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to Gold Explorations, LLC.

The Property is subject to a 3% royalty, to Gold Explorations, LLC, on all mineral commodities sold from the Property.  This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time.

We are to make exploration expenditures in the amount of $50,000 USD over five years.  The exploration program, prepared by Steve Karolyi, in the amount of $10,000 USD, shall be part of this expenditure commitment and is expected to be completed in 2011.

We may terminate the agreement upon giving thirty (30) days’ notice.  The Property is subject to the rules and regulations of the Bureau of Land Management (BLM).  We will be exploring for mineralized material.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  The Agreement grants us the right to enter the property with our employees, representatives and agents, and to prospect, explore, test, develop, work, and mine the property.

We will be responsible for payment of any taxes and maintenance fees due to the BLM for 2011 (paid August 2011) and every year thereafter.  Pursuant to the Agreement, it is understood and agreed that in the event either party stakes additional claims within one mile of the existing outer boundary of the Payday claims, those claims will become part of this agreement.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion, and rely upon the sale of our securities and loans from our officer and two of our directors to fund operations.

Claims

The Property consists of 6 lode claims.  The claims have been legally located and filed with Esmeralda County, Nevada.  A fee of $140 per claim was paid in August 2011, to the BLM.  The annual fees payable to the BLM currently amount to $140 per claim per year to keep the claims valid.  The next annual fee will be due on or before September 1, 2012.

The following is a list of claim numbers, location, and date of recording of our claims:

Claim No	Location	Date of Recording
Payday #1	Sec.19, T2S, R41E, MDBM	May 4, 2010
Payday #2	Sec.19, T2S, R41E, MDBM	May 4, 2010
Payday #3	Sec.19, T2S, R41E, MDBM, Sec.18, T2S, R41E, MDBM	May 4, 2010
Payday #4	Sec.19, T2S, R41E, MDBM, Sec.18, T2S, R41E, MDBM	May 4, 2010
Payday #5	Sec.18, T2S, R41E, MDBM	May 4, 2010
Payday #6	Sec.18, T2S, R41E, MDBM	May 4, 2010

In total 6 lode mineral claims.

Location and Access

The Payday claims are located in the Walker Lane lineament of Esmeralda County, Nevada, a prominent mineralized area in Nevada.  As per the enclosed map, the Property is 20 miles via the pole line road from Tonopah, Nevada, the County seat of Nye County and the location for supplies.  The paved road from Goldfield (14 miles) and Silver Peak (12 miles) passes within 1-½ miles of the Property which is at an elevation of 5,500 feet.  A 4-wheel drive accessible road of 2.8 miles reaches the south end of the claims.  Access and work are possible all year long.

There is a water source as shown on the geologic map at the road intersection that goes north to Tonopah and a power line that runs along the paved road to Silver Peak.

History

In Tonopah, County seat of Nye County, Nevada, silver was discovered in 1900.

In August 1992, 76 soil and rock samples were taken by Gold Explorations, LLC.  The samples were taken at five foot intervals along the altered face of the bank at the south end where the wash cuts it.  This is a buried fault.

The samples were taken with a plastic scoop and placed in plastic bags or in the case of rock were broken into two inch fragments with a small pick and then bagged.

A UV light was used on the bagged sample to try and detect UV sensitive materials.  The samples were then shipped by UPS to a lab.

The alteration and early workings at the south end of the Property showed anomalous gold and arsenic.

The following map, with accompanying legends, shows the location and geographical information regarding the location of the Payday claims.

122°
120°
118°
116°
114°
42°
40°
38°
36°
34°
NEVADA
CALIFORNIA
Reno
Carson City
Sacramento
San Francisco
Tonopah
ESMERALDA COUNTY
SIERRA NEVADA BATHOLITH
Las Vegas
Los Angeles
0
50
100 MILES

INDEX MAP SHOWING AREA OF THIS REPORT

Ttm
Td
37°
37°
Opo
R. 43 E.

TRUE NORTH
MAGNETIC NORTH
APPROXIMATE
DECLINATION

Lower C

lithologically similar to and correlative with Saline Valley Formation as defined by Nelson (1962)

€p(?)

Poleta(?) Formation

Siliceous and calc-silicate hornfels interbanded with marble

€c

Campito Formation

Metamorphosed siltstone and quartzite

€p

Poleta Formation

€cm

€ca

Campito Formation

€cm, *Montenegro Member; dominantly green siltstone*

€ca, *Andrews Mountain Member; dominantly dark-gray fine-grained quartzite*

ds

Deep Spring Formation

Dominantly well-bedded limestone and dolomite; subordinate dark quartzite re

Reed Dolomite

wy

Wyman Formation

Dominantly siltstone containing thin limestone interbeds

CAMBRIAN

PRECAMBRIAN

Geology

The Payday location is included in the Walker Lane lineament.  The claims follow a thrust fault and a high angle fault from north to south.

The rocks here are Cambrian Harkless formation (Eh on the map), a dominantly green siltstone.  This mineral is exposed in a prospect pit (early 1900s) at the south end of the Property.  In contact with this formation is Cambrian Poleta formation (Ep on the map), mostly thick bedded carbonate in the lower part overlain by green siltstone with limestone and quartzite interbeds.  In contact with the Harkless and across the wash at the south end of Payday is Cambrian Campito formation (Eca on the map) of the Andrews Mountain Member, a dominantly dark grey fine-grained quartzite.

Not shown on the map, but apparent on the ground is a fault running more or less east and west in the wash at the point of the red arrow, and under the alluvium shown in bright yellow on the map and delineated (Qal).  This area has brecciated, fractured, altered, and rust-stained rock exposed in early pits.

Glossary of Mining Terms

“Alluvium”	Alluvium is loose, unconsolidated (not cemented together into a solid rock), soil or sediments, eroded, deposited, and reshaped by water in some form in a non-marine setting.
“Anomaly”	Something which deviates from the standard or expected
“Breccia”	Breccia is a rock composed of broken fragments of minerals or rock cemented together by a fine-grained matrix that may be similar to or different from the composition of the fragments.
“Cambrian”	The Cambrian is the first geological period of the Paleozoic Era, lasting from 542 ± 0.3 million years ago to 488.3 ± 1.7 million years ago.
“Carbonate”

In geology and mineralogy, the term "carbonate" can refer both to carbonate minerals and carbonate rock (which is made of chiefly carbonate minerals), and both are dominated by the carbonate ion, CO2−3.  Carbonate minerals are extremely varied and ubiquitous in chemically-precipitated sedimentary rock.

"Gold" or “Au”	A heavy, soft, yellow, ductile, malleable, metallic element. Gold is a critical element in computer and communications technologies
“Mineral claim”	A portion of land held either by a prospector or a mining company
“Quartzite”	Quartzite is a hard metamorphic rock which was originally sandstone. Sandstone is converted into quartzite through heating and pressure usually related to tectonic compression.
“Siltstone”	Siltstone is a sedimentary rock which has a grain size in the silt range, finer than sandstone and coarser than claystones.
“Thrust fault”

A thrust fault is a type of fault, or break in the Earth's crust across which there has been relative movement, in which rocks of lower stratigraphic position are pushed up and over higher strata.  They are often recognized because they place older rocks above younger.

Proposed Work

Our proposed exploration program, to be completed in the first year, is estimated to cost $10,000, as follows:

•

Property work - $7,500

•

Supervision -  $2,500

Our Proposed Exploration Program

Our exploration program involves biogeochemistry surveys, which involves the collection and chemical analysis of whole plants, selected parts of plants, or humus.  Biogeochemistry methods are based on the fact that during chemical weathering, the mobilized elements are concentrated as dissolved ions in soil moisture, and by complex mechanisms, become available to plants.  Elements migrate to various parts of the plant or tree and, by judicious selection of the parts of the plant to be subjected to analysis (biogeochemistry), anomalies may be found which are indicative of mineralization.  Interest in the chemical analysis of vegetation, particularly trees, is based primarily on the fact the roots of some species reach depths of 100 feet or more and often spread over considerable distance so that a large volume of soil is sampled by their root system.  In such cases, analysis of appropriate parts of the tree (such as bark, twigs, needles, leaves) may reveal buried mineralization.

The biogeochemistry sampling will cost $7,500 and will return 100 samples.  On the Payday claims, the proposed sampling will be along the main strike of the Property and the fault area on the southern end of the claims.  This work will be done by Shea Clark Smith, a recognized expert in biogeochemistry, who has been in business for 26 years.   He will then prepare the cut vegetation samples in his lab where they will be reduced to ash.  The ash sample will then be shipped to Elko for preparation and then shipped to Vancouver to ALS Chemex Labs.  The results will be interpreted by Mr. Smith.  The biogeochem sampling should show whether there is in fact a buried ore body that could then be exposed and evaluated by drilling.

The cost of supervision by Steve Karolyi of Gold Explorations, LLC is $2,500, which includes trucks and accommodations and surveying in grid lines to guide the work.

The objective of this work would be to determine if there is an economically recoverable gold resource on this Property.  This initial phase of work will provide enough information to allow the Company to decide whether or not to proceed to the next phase of exploration.

We estimate it will take up to 15 - 25 working days to complete the program.  We will begin the program in 2011, weather permitting.

The costs of our work program were provided by Steve Karolyi, a prospector. Mr. Karolyi joined our Board of Directors on October 29, 2010. The costs of the exploration program will be funded from the proceeds of our public offering.

The Property is without known reserves and the proposed program is exploratory in nature.

Competition

The gold mining industry is fragmented, that is there are a large number of gold prospectors and producers, small and large.  We do not compete with anyone because there is no competition for the exploration or removal of minerals from the claims we will be exploring.  We will either find gold on the Property or not.  If we do not, we will cease or suspend operations.  We are one of the smallest exploration companies in existence.  Readily available gold markets exist in the United States and around the world for the sale of gold.  Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the regulations of the BLM.  The prospecting on the Property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local BLM office of the Department of Interior.  Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas.  From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Claim/Rental Fee Requirements

A mining claim location notice must be filed with the BLM within 90 days from the date of location of the claim or site and must also be filed with the County Recording Office.

All new locations must be accompanied by the required fees of a $15 service charge, $34 location fee, and a $140 maintenance payment fee for the first year of location, for a total of $189 per claim or site.  Claims will expire September 1st, if annual filings are not made.

By September 1of every year or before, a $140 maintenance payment fee must be paid to the BLM.  Once a claim is serialized, an annual filing must be made on or before September 1, of each year to maintain the claim.  Because we have fewer than 10 claims, we may choose to file either the maintenance fee payment or file the Maintenance Fee Waiver certification (a.k.a. small miner’s waiver).  If we choose to file a small miner’s waiver, then we must also perform $100 worth of labor or improvements on all lode claims during the assessment year (September 1, noon through September 1, noon).  An Assessment Work Notice (Proof of Labor) form must be filed on or before December 30, along with the $10 filing fee per claim.  A small miner’s waiver is short for maintenance fee payment waiver certification.  A small miner’s waiver may be filed by those claimants holding 10 or fewer claims, instead of paying the $140 maintenance fee by September 1, of each year.  If we choose to file a small miner’s wavier, we must also perform assessment work and file an assessment work notice by December 30 of each year.

Some of the activities that qualify for assessment work are construction and maintenance of access roads, development drilling and sampling, and buildings that benefit the claim.

Mining Claims on State Land

The Nevada law authorizing location of claims on State lands was repealed in 1998.  Acquisition of mineral rights on Nevada trust land can only be accomplished by application for a prospecting permit, mineral lease, or lease of common variety materials.

We are in compliance with all laws and will continue to comply with the laws in the future.  We believe that compliance with the laws will not adversely affect our business operations.

We are responsible to provide a safe working environment, not disrupt archaeological sites and conduct our activities to prevent unnecessary damage to the Property.

Gold Explorations, LLC (co-owned by our director Steve Karolyi), will secure all necessary permits for exploration and, if development is warranted on the Property, will file final plans of operation before we start any mining operations.  At that point, a permit from the BLM would be required.  Also, we would be required to comply with the laws of the State of Nevada and federal regulations.  We anticipate no discharge of water into active stream, creek, river, lake, or any other body of water regulated by environmental law or regulation.  No endangered species will be disturbed.  Restoration of the disturbed land will be completed according to law.  All holes, pits, and shafts will be sealed upon abandonment of the Property.  It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

The only "cost and effect" of compliance with environmental regulations in the State of Nevada is returning the surface to its previous condition upon abandonment of the Property.  We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area.  Gold Explorations, LLC, and its employees will be required to leave the area in the same condition as they found it.

Subcontractors

We intend to use the services of Gold Explorations, LLC, who will supervise the subcontractors for exploration work on our properties.

Number of Employees

The Company has no employees.  The officer and two of the directors are donating their time to the development of the Company, and intend to do whatever work is necessary in order to bring it to the point of earning revenues.  Mr. Karolyi, who is the general manager of Gold Explorations, LLC, was appointed to the Board of Directors on October 29, 2010.  Mr. Karolyi, through his association with Gold Explorations, LLC, will receive compensation for the work and exploration programs performed on the property, as previously described herein.  We have no other employees, and do not foresee hiring any additional employees in the near future.

Reports to Security Holders

We filed a Prospectus as part of a Form S-1 registration statement, as amended, with the Securities and Exchange Commission and will file reports, including quarterly and annual reports, with the Commission pursuant to Section 12(b) or (g) of the Exchange Act.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding New Media and filed with the SEC at http://www.sec.gov.

Change of Control

Not Applicable.

Item 1A.   Risk Factors

Risks Associated With Verde Resources, Inc.

Our plan of operation is limited to finding an ore body.  As such we have no plans for revenue generation.  Accordingly, you should not expect any revenues from operations.

Exploration does not contemplate removal of the ore.  We have no plans or funds for ore removal.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote.  In all probability, the property does not contain any reserves.  As such, any funds spent on exploration will probably be lost.

We lack an operating history and have had losses since inception, which we expect to continue into the future.  As a result, we may have to suspend or cease operations.

We were incorporated on April 22, 2010, and we have not started our proposed business operations or realized any revenues.  We have no operating history upon which an evaluation of our future success or failure can be made.  Our net loss from inception to June 30, 2011, is $43,163.  To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate mineralized material
*	our ability to generate revenues
*	our ability to reduce exploration costs

Based upon current plans, we expect to incur operating losses in future periods.  This will happen because there are expenses associated with the research and exploration of our mineral properties.  As a result, we may not generate revenues in the future.  Failure to generate revenues will cause us to suspend or cease operations.

Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease operations.

Because our management is inexperienced with exploring for minerals, and starting and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the Property.  Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry.  Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.  As a result, we may have to suspend or cease operations.

Because we are small and do not have much capital, we may have to limit our exploration activity.

Because we are small and do not have much capital, we must limit our exploration activity.  As such, we may not be able to complete an exploration program that is as thorough as we would like.  In that event, an existing ore body may go undiscovered.  Without an ore body, we cannot generate revenues.

Because Mr. Stephen Spalding, Mr. Michael Stiege and Mr. Steve Karolyi have other outside business activities, our operations may be sporadic, which may result in periodic interruptions or suspensions of exploration.

Our directors and our sole officer have outside business interests.  Mr. Spalding will only be devoting 25% of his time, or 10 hours per week, and Mr. Stiege and Mr. Karolyi will only be devoting 10% of their time, or four hours per week to our operations.  Therefore, our operations may be sporadic and occur at times which are not convenient to Mr. Spalding, Mr. Stiege and Mr. Karolyi.  As a result, exploration of the Property may be periodically interrupted or suspended.

If our officer and directors resign or die without having found replacements, our operations will be suspended or cease.

We have one officer and three directors.  We are entirely dependent upon them to conduct our operations.  If they should resign or die, there will be no one to operate the Company.  Further, we do not have key man insurance.  If we lose the services of our officer and directors, and until we find other persons to replace them, our operations will be suspended or cease entirely.

Our independent auditors have issued an audit opinion for Verde Resources, Inc., which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 7 of our accompanying financial statements, our auditors have issued a going concern opinion regarding the Company.  This means there is substantial doubt we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business.  As such we may have to cease operations and investors could lose part or all of their investment in the Company.

We do not have any additional source of funding for our business plans and may be unable to find any such funding if and when needed, resulting in the failure of our business.

Other than the shares offered by our current Prospectus, no other source of capital has been identified or sought.  As a result, we do not have an alternate source of funds should we fail to complete our current public offering.  If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

If we are not successful in raising at least 50% of our current public offering amount through our offering, we will be faced with several options:

1.   abandon our business plans, cease operations and go out of business;

2.   continue to seek alternative and acceptable sources of capital; or

3.   bring in additional capital that may result in a change of control.

There can be no guarantee that the total proceeds raised in our current public offering will be sufficient, as we have projected, to fund our business plans or that we will be profitable.

Even if we raise the full amount under our current public offering, we will still be required to raise additional funding in the future in order to complete the first phase of our business plan.

Even if we raise the full amount under our current public offering, it will not be sufficient to pay all of the payments required under the five year payment program as set forth in the purchase agreement, and the five year work program.  In order to complete both the payments under the purchase agreement and complete the work program, we will be required to raise additional capital.  We anticipate raising additional capital by either a sale of equity, issuance of debt to one or more third parties or from loans by an officer or director.  We have no agreements from any third party, or any officer or director, either written or verbal, at this time.  Should we fail to raise additional capital, we may default on the purchase agreement and lose the claims.  If we lose the claims, our business may fail.

Risks Associated with Our Common Stock

Our shares are defined as "penny stock." The rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Our shares are defined as a “penny stock” under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase.

Market for penny stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•

Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

We will incur ongoing costs and expenses for SEC reporting and compliance. Without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Going forward, the Company will have ongoing SEC compliance and reporting obligations.  Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

Our directors will control and make corporate decisions that may differ from those that might be made by the other shareholders.

Due to the controlling amount of their share ownership in our Company, our directors will have a significant influence in determining the outcome of all corporate transactions, including the power to prevent or cause a change in control.  Their interests may differ from the interests of other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Inability and unlikelihood to pay dividends

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable.  Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders.  Prospective investors will likely need to rely on an increase in the price of Company stock to profit from his or her investment.  There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase.

Since we are not in a financial position to pay dividends on our common stock and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price.  The potential or likelihood of an increase in share price is questionable at best.

Item 1B.   Unresolved Staff Comments

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 2.      Properties

The Company’s principal place of business and corporate offices are located at 905 Ventura Way, Mill Valley, CA 94941, the telephone number is (415) 251-8715.  The office is a home office in the principal residence of the officer and director, Stephen Spalding.  As of July 1, 2011, we pay rent at $200 per month.

We have no other property at this time.  However, we intend to conduct exploration activities on one property.  Record title to the property upon which we intend to conduct exploration activities is not held in our name.  The property is owned by the BLM.  The right to mine the claims has been obtained by Gold Explorations, LLC, of Minden, Nevada.  The Company entered into an option agreement to purchase the claims through a five year payment program totaling $100,000 and a five year work program totaling $50,000.  We intend to conduct exploration activities on the Payday Claims located in Esmeralda County, Nevada.  The one property consists of six (6) lode mining claims.  We intend to explore for gold on the property.

Item 3.      Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

Item 4.      (Removed and Reserved)

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not quoted yet on the OTC Bulletin Board.  Accordingly, there is no present market for our securities.

As of September 15, 2011, we had 2 shareholders of record of our common stock and 2,500,000 shares issued and outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2011, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2011.

Use of Proceeds

The Company filed a Prospectus as part of our S-1 Registration Statement, as amended, SEC file number 333-170935.  Our Prospectus was declared effective July 14, 2011, and we are yet to close our offering. As of September 15, 2011, we have yet to sell shares of common stock, par value $0.001, offered thereunder.

Expenses associated with this offering were from cash on hand at the time of this offering.  There were no underwriting discounts, commissions or finders’ fees that will be paid in association with our public offering.

Item 6.      Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 13 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated no revenues since inception and have incurred $43,163 in expenses through June 30, 2011.

The following table provides selected financial data about our company for the year ended June 30, 2011 and the period ended June 30, 2010.

Balance Sheet Date	6/30/11	6/30/10

Cash	$11,447	$ 7,579
Total Assets	$11,447	$ 13,212
Total Liabilities	$29,610	$ -
Stockholders’ Equity (Deficit)	$(18,163)	$ 13,212

Plan of Operation

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the Property.  That cash must be raised from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  If we raise the $80,000 under our current Prospectus Offering, we believe it will last a minimum of twelve months. As of June 30, 2011, the Company had $11,447 in cash on hand.

We will be conducting research in the form of exploration of the Property.  Our exploration program is explained in as much detail as possible in the business section of this Annual Report.  We are not going to buy or sell any plant or significant equipment during the next twelve months.

The Property, consisting of 6 lode mining claims, is located in Esmeralda County, Nevada and is called the “Payday Claims.”

Our exploration target is to find an ore body containing gold.  Our success depends upon finding mineralized material.  This includes a determination by our consultant if the Property contains reserves.  We have not selected a consultant as of the date of this report and will not do so until our current public offering is successfully completed, if that occurs, of which there is no assurance.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the Property.  If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement, or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.  If we need additional money and can’t raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The Property is undeveloped raw land, owned by the BLM.  Exploration and surveying has not been initiated because we do not have money to start exploration.  Exploration and surveying will not be initiated until we raise money from our current public offering.  That is because we do not have money to start exploration.  Once the offering is concluded, we intend to start exploration operations.  To our knowledge, except as noted herein, the Property has never been mined.  The only event that has occurred is the locating and the recording of the lode mining claims under the direction of Gold Explorations, LLC.

Before mineral retrieval can begin, we must explore for and find mineralized material.  After that has occurred, we have to determine if it is economically feasible to remove the mineralized material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We cannot predict what the costs will be until we find mineralized material.

We do not know if we will find mineralized material.  We believe that activities occurring on adjoining properties are not material to our activities.  The reason is that whatever is located under adjoining properties may or may not be located under our Property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the Property.

We intend to implement an exploration program which involves biogeochemistry surveys, involving the collection and chemical analysis of whole plants, or humus.  The proposed sampling will be along the main strike of the Property and the fault area on the southern end of the claims.  This work will be done by a skilled technician, sampling sage brush, and will return 100 samples.  The samples will then be reduced to ash and the ash analyzed.  The objective of this work would be to determine if there is an economically recoverable gold resource that has been overlooked on this Property.  This initial phase of work will provide enough information to allow the Company to decide whether or not to proceed to the next phase of exploration.

Based upon the results of the exploration, Mr. Spalding will determine, in consultation with our consultants, if the Property is to be dropped or further exploration work done.  Mr. Spalding will not receive fees for his services.  The proceeds from our public offering are designed only to fund the costs of an exploration program recommended by Steve Karolyi.  Additional funding will be required to take the Property to a more advanced stage of exploration.

We estimate the cost of the proposed work program to be $10,000.  The biogeochemistry sampling will cost $7,500 and the cost of supervision will be $2,500.  The supervision includes the costs of truck rentals, accommodations and surveying in grid lines to guide the work.  We estimate it will take up to 15 - 25 working days to complete the program.  We will begin the program after the completion of our offering, weather permitting.

If we are unable to complete any phase of exploration because we do not have sufficient capital, we will cease operations until we raise more money.  If we cannot or do not raise additional capital, we will cease operations.  If we cease operations, we do not have any additional plans at this time.

We do not intend to hire additional employees at this time.  All of the work on the Property will be conducted by unaffiliated independent contractors that we will hire.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.  We are seeking equity financing to provide for the capital required to implement our research and exploration phases.  We believe that the funds raised from our offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our current public offering.  We cannot guarantee that we will be able to sell all the shares.  If we are successful, the money raised will be applied to the items set forth in this plan of operation.

Two of our directors, Stephen Spalding and Michael Stiege, have verbally agreed to advance funds, on an as-needed basis, to assist in start-up operations, including expenses associated with our current offering, and to continue limited operations if sufficient funds are not raised in our offering. The directors both proposed the verbal commitment to loan in order to ensure that the Company would be able to continue its operations in the event sufficient funds are not raised in our offering.  While they have agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  To date, Stephen Spalding, our sole officer and one of our directors, is the only director to advance funds to the Company.  As of June 30, 2011, Mr. Spalding has advanced $26,000.

We received our initial funding of $25,000 through the sale of common stock to Stephen Spalding, who purchased 500,000 and 1,500,000 shares of common stock at $0.01 on May 4, 2010, and June 25, 2010, respectively, and Michael Stiege who purchased 500,000 shares of common stock at $0.01 on June 25, 2010.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (April 22, 2010) through the period ended June 30, 2011, reported no revenues and a net loss of $43,163.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 8.      Financial Statements and Supplementary Data

VERDE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF APRIL 22, 2010 (INCEPTION) TO JUNE 30, 2011

Page(s)

Report of Independent Registered Public Accounting Firm

23

Balance Sheets As at June 30, 2011 and 2010

24

Statements of Operations for the Year Ended June 30, 2011, From Inception

(April 22, 2010) to June 30, 2010, and Cumulative from Inception (April 22, 2010)

to June 30, 2011

25

Statement of Changes in Stockholders’ Equity (Deficit) for the Period of Inception

(April 22, 2010) to June 30, 2011

26

Statements of Cash Flows for the Year Ended June 30, 2011, From Inception

(April 22, 2010) to June 30, 2010, and Cumulative from Inception (April 22, 2010)

to June 30, 2011

27

Notes to Audited Financial Statement

28

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Verde Resources, Inc.
Mill Valley, CA

We have audited the accompanying balance sheets of Verde Resources, Inc. (an exploration stage company) (the "Company") as of June 30, 2011 and 2010, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended June 30, 2011, the period from inception (April 22, 2010) to June 30, 2010, and the period from inception (April 22, 2010) to June 30, 2011.. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, , the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and cash flows for the year ended June 30, 2011, for the period from inception (April 22, 2010) to June 30, 2010, and for the period from inception (April 22, 2010) to June 30, 2011,, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has not generated revenues from operations and has incurred net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
September 22, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

Verde Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

As at June 30,

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$11,447	$7,579
Prepaid expenses	-	5,633
Total Current Assets	11,447	13,212

TOTAL ASSETS	$11,447	$13,212

LIABILITIES AND STOCKHOLDERS’ EQUTIY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$3,610	$-
Due to related party (note 5)	26,000	-

TOTAL LIABILITIES	29,610	-

STOCKHOLDERS’ EQUITY (DEFICIT) (note 3)
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500	2,500
Additional paid-in capital	22,500	22,500
Deficit accumulated during the exploration stage	(43,163)	(11,788)
Total Stockholders’ Equity (Deficit)	(18,163)	13,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,447	$13,212

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

	Year Ended June 30, 2011	From Inception (April 22, 2010) to June 30, 2010	Cumulative From Inception (April 22, 2010) to June 30 2011

REVENUES:	$-	$-	$-

OPERATING EXPENSES:
Mining property costs	5,840	10,000	15,840
General and administrative	200	96	296
Professional fees	25,335	1,692	27,027
Total Operating Expenses	31,375	11,788	43,163

OTHER INCOME (EXPENSE)	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(31,375)	$(11,788)	$(43,163)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding	2,500,000	585,714

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of Inception (April 22, 2010) to June 30, 2011

	Common Shares		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance- April 22, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per share, May 4, 2010	500,000	500	4,500	-	5,000
Common shares issued for cash at $0.01 per share, June 25, 2010	2,000,000	2,000	18,000	-	20,000
Loss for the period	-	-	-	(11,788)	(11,788)

Balance – June 30, 2010	2,500,000	2,500	22,500	(11,788)	13,212

Loss for the year	-	-	-	(31,375)	(31,375)
Balance – June 30, 2011	2,500,000	$2,500	$22,500	$(43,163)	$(18,163)

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	Year Ended June 30, 2011	From Inception (April 22, 2010) to June 30, 2010	Cumulative From Inception (April 22, 2010) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,375)	$(11,788)	$(43,163)

Changes in Operating Assets and Liabilities:
Decrease (Increase) in prepaid expenses	5,633	(5,633)	-
Increase in accounts payable and accrued liabilities	3,610	-	3,610
Net cash used in operating activities	(22,132)	(17,421)	(39,553)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable - related party	27,000	-	27,000
Payments on notes payable – related party	(1,000)	-	(1,000)
Issuance of common stock for cash	-	25,000	25,000
Net cash provided by financing activities	26,000	25,000	51,000

Net increase in cash and cash equivalents	3,868	7,579	11,447

Cash and cash equivalents - beginning of period	7,579	-	-

Cash and cash equivalents - end of period	$11,447	$7,579	$11,447

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financials.

Verde Resources, Inc.

(An Exploration Stage Company)

Notes to Audited Financial Statements

June 30, 2011 and 2010

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

Verde Resources, Inc. (the “Company”) was incorporated on April 22, 2010 in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company is an exploration stage company that intends to engage principally in the acquisition, exploration and development of resource properties. The Company signed an option agreement to acquire a property (Note 5). Prior to this, the Company’s activities have been limited to its formation and the raising of equity capital.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in FASC 915-10-05 “Development Stage Entities,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $11,447 and $7,579 in cash and cash equivalents at June 30, 2011 and 2010, respectively.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on April 22, 2010 and has not yet realized any revenue from its planned operations. It has been primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Start-Up Costs

In accordance with FASC 720-15-20, “Start-Up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted FASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

		From Inception
	Year Ended	(April 22, 2010) to
	June 30,	June 30,
	2011	2010

Net loss applicable to common shares	$(31,375)	$(11,788)

Weighted average common shares
outstanding (Basic)	2,500,000	585,714
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	2,500,000	585,714

Net loss per share (Basic and Diluted)	$(0.01)	$(0.02)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs.  Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.  The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits.  All of these types of expenditures incurred since inception have been charged against earnings due to the uncertainty of their future recoverability.  Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140,” SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2010-19 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-02 through ASU No. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (April 22, 2010) to June 30, 2011, the Company has issued 2,500,000 common shares at $0.01 per share, resulting in total cash proceeds of $25,000, being $2,500 for par value shares and $22,500 for capital in excess of par value.  There were 2,500,000 common shares issued and outstanding at June 30, 2011 and 2010.  Of these shares, 2,500,000 were issued to directors and an officer of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from April 22, 2010 (date of inception) through June 30, 2011 of $43,163 will begin to expire in 2030. Accordingly, deferred tax assets of approximately $15,100 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance that increased by approximately $11,000 and $4,100 during the year ended June 30, 2011 and the period of April 22, 2010 (inception) to June 30, 2010, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2011 or June 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2011 or June 30, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. All tax years from inception are open for examination.

NOTE 5 -

DUE TO RELATED PARTY

As of June 30, 2011 and 2010, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $26,000 and $0, respectively. The Company plans to pay the loan back as cash flows become available, and interest has not been imputed due to the nominal impact on the financial statements.

A director of the Company, through his association with Gold Explorations, LLC, will receive compensation for the work and exploration programs performed on the property.  Gold Explorations, LLC received $10,000 per our Mineral Claim Purchase Agreement, as described in Note 6.

NOTE 6 -

MINERAL PROPERTY COSTS

By agreement dated May 17, 2010 with Gold Explorations, LLC, of Minden, Nevada, the Company acquired an option to earn a 100% undivided interest in certain properties consisting of 6 unpatented mineral claims, located in Esmeralda County, Nevada, USA.

Upon execution of the agreement, Gold Explorations, LLC transferred 100% interest in the mineral claims to the Company for $100,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$ 10,000
On or before May 17, 2011 (paid)	5,000
On or before May 17, 2012	10,000
On or before May 17, 2013	10,000
On or before May 17, 2014	10,000
On or before May 17, 2015	55,000
$ 100,000

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to Gold Explorations, LLC.

In addition, the Company must incur exploration expenditures of $50,000 on the Property by May 17, 2015.  The Company has a report recommending a work program of $10,000.  A Bio Gem Chem sampling is proposed which will sample along the main strike of the Property and will also sample at the fault area on the southern end of the claims.  The recommended program will be part of the expenditure commitment and must be completed in 2011.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of June 30, 2011, the Company met these obligations.

The Property is subject to a 3% royalty, to Gold Explorations, LLC, on all mineral commodities sold from the Property.  This royalty shall be reduced to 1.5% upon payment to Gold Explorations, LLC of $1,000,000 USD at any time.

NOTE 7 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the year ended June 30, 2011, the Company has a loss from operations of $31,375, an accumulated deficit of $43,163, and working capital deficiency of $18,163, and has earned no revenues since inception.  The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2012 and subsequently.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings, and related party loans.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 -

SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional items to disclose.

Verde Resources, Inc.

(An Exploration Stage Company)

Notes to Audited Financial Statements

June 30, 2011 and 2010

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of June 30, 2011 based on the COSO framework criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Stephen Spalding	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Secretary, Treasurer and Director	63	April 22, 2010
Michael Stiege	Director	61	June 25, 2010
Steve Karolyi	Director	73	October 29, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Stephen Spalding

Mr. Spalding, our Chief Executive Officer and Director since April of 2010, has over thirty years of experience in executive management, corporate governance, risk management, control, design, and development.  He has served as a partner in the following public accounting firms:

•

He recently served as a partner with the Greater Bay Area Business Advisory Services (BAS) of Grant Thornton, from October 2007 to January 2008.  At Grant Thornton, Google was his main client.

•

He served as Regional Practice Partner with Deloitte and Touche’s Controls Technology Development & Implementation and Enterprise Risk Services Practices, from 1997 to 2001.  At Deloitte and Touche, his key clients were Microsoft, Boeing, and Safeway.

•

He also served as founding partner with KPMG’s Information Risk Management Practices and served as a partner in their Strategic Services & Enabling Technology practice from 1985 to 1997.  At KPMG, his major clients were Wells Fargo and VISA.

Stephen is currently serving the following companies:

•

Verde Resources, Inc:  Since April 22, 2010, Stephen has been serving as the President and Director of Verde Resources, Inc.  Verde is an early stage, precious metal discovery and exploration company.  The company currently has mineral rights, which it plans to develop.  After completion of our offering, Mr. Spalding will devote 25%, or approximately 10 hours per week to Verde Resources, Inc.

•

Paxton Energy Inc:  Since August 12, 2010, Stephen has been serving as the CFO for Paxton Energy Incorporated.  Paxton is a pre-revenue oil and gas exploration and development company.  Stephen’s role is currently focused on the development and running of a financial model for the company. The model supports evaluation of potential financial and resource transactions for the CEO and Board of Directors.  Stephen currently devotes 25% of his time, or 10 hours per week, to this position.

•

Cytta Corporation:  Since March 12, 2010, Stephen has served in the role of CEO and director of this early stage network and medical device company.   He has helped the company obtain a North American network for the transport of medical information. He has staged the company to work with a software development company out of Singapore.  Stephen is working with the Board of Directors to identify a new CEO.  Stephen will continue as a director in the company.  Stephen devotes approximately15% of his time, or 8 hours per week, to this position.

•

Spectral Capital Corporation:  Since October 19, 2010, Stephen has served as CFO and director of this early stage mineral development company. Spectral currently has controlling interest in a mineral property in the Chita Region of the Russian Federation.  Development and exploration activities are currently being undertaken.  Once a contracted geology team has completed a 43-101 report on the properties, Stephen’s role will be to develop a working financial model for the company. The company is currently recruiting a new CFO. Stephen will continue as a director.  Stephen currently devotes 10% of his time, or 4 hours per week, to this position.

Stephen has served the following early stage companies in the past:

•

He served as a consulting CFO for Promia Inc., a private software engineering company, which supports the US Navy with network infrastructure protection products, from February 2008 to August 2010.

•

He served as CEO of Vigilant Privacy Corporation, where he led the company’s product transformation from a desktop offering to an enterprise solution; from July 2001 to August 2007.

•

From January 2008 until October 2010, Stephen served as President and Director of USAU, an early-stage gold exploration company. The two gold properties that the company invested in did not contain ore that was worth developing.  The company is no longer listed and is not active.

•

He served on the Board of Directors of Telanetix, Inc. an early stage high definition video conferencing technology company from August 2008 to March 2009.

•

He served as a partner in Get2Volume from March 2008 to August 2010.  Get2Volume is a same consulting firm based in Singapore which supports early stage companies based in South East Asia.

•

He served as a director with Rocket Information Systems Inc., an early stage search engine company, from 2002 to 2004.

Other Directorships:

•

Mr. Spalding currently serves as a director of Cytta Corp, (CYCA:OB), and has served as Cytta’s sole Director and Principal Executive Officer since June 9, 2009.

•

On October 21, 2010, Spectral Capital Corporation (FCCN:OB), appointed Mr. Spalding as its new Chief Financial Officer and as a member of the Board of Directors.

•

Effective March 24, 2010, Mr. Spalding was elected to the Board of Directors and to the position of CFO of USA Uranium Corp.  USA Uranium Corp. had its registration revoked by the Securities and Exchange Commission on June 21, 2010, for failure to file its periodic reports.  While the company remains in existence, it is not entitled to piggyback exception pursuant to Exchange Act Rule 15c2-11(f)(3) and its stock no longer trades on the Pink Sheets

Education and Teaching

•

Stephen currently instructs a senior/graduate class in IT Audit and Controls in the Accounting Department at San Francisco State University (SFSU). He has done this for the last fifteen years (due to the University’s budget the class is currently on hold).

•

Stephen is a frequent guest lecturer at Singapore Management University (SMU)

•

MBA, Quantitative Analysis, University of Arizona

•

B.S., Finance and Management, Eastern Illinois University

•

B.S., Physics (solid state), Eastern Illinois University

•

B.S., Mathematics, Eastern Illinois University

Michael Stiege

Michael Stiege has been a Director of the Company since June 25, 2010.  Mr. Stiege has also been Managing Director, principal officer, and member of Manitoulin Holdings, LLC (CA), since February 2000.  In April 2010, all assets of foregoing Manitoulin were acquired by privately held Kukulcan Diversified.  Kukulcan Diversified was incorporated under CBCA (Canada) in December 2010. Mr. Stiege is a director of Kukulcan Diversified Corporation.  Kukulcan engaged in investment in non-financial assets, consulting, and international trade.  Mr. Stiege is also an active property investor in Germany.

In September 2010, Mr. Stiege joined the Board of Advisors of publicly listed Cytta Corporation (CYCA.OB).  In January 2011, he was appointed as a Director and Officer of Cytta.  In addition, Kukulcan Diversified Corporation holds approximately 10% of the outstanding common shares of Cytta Corporation.

In December 2010, Mr. Stiege also became a director of MVNO Mobile Vertual Network Operator Corp., a Cyttalk Network Communications, Inc.  Both corporations are privately held and incorporated under the Canada Business Corporations Act.

Mr. Stiege has an MBA from the Rottman Management School, University of Toronto.  He also graduated as an Engineer (BaSc) from the University of Toronto, and received accreditation and a license to practice professional engineering under the Professional Engineers Act of Ontario.  He has extensive prior startup, development stage, and international business experience, particularly capitalizing on a new engineering, new science and technology, and new business models.

During the period of 1992 through 1995, Mr. Stiege was a founder of, and also served as an executive officer and board member on behalf of the Alberta Wheat Pool (AWP), in RADSS.  RADSS was a jointly owned startup venture between AWP and Alberta Research Council.  RADSS engages in optimizing extremely complex decision making, resource allocation and freight logistics problems using proprietary mathematical tools.  RADSS was ultimately acquired by Transcore Division (Intellitrans) of Roper Industries (NYSE).

For several years, Mr. Stiege led the capital investment, profit planning, and operations SWAT troubleshooting functions for 13 profit centers across 142 countries for Cooper Industries of Houston (NYSE: CBE)  He co-led the development and creation of  Empressa Andina de Herramientas , a joint-venture tool manufacturer in Cali, Columbia, between Cooper Industries and the Gilinski Group of Columbia  These products were primarily for ANCOM agricultural and mining markets.

Mr. Stiege also led the introduction and successful, commercialization of remote sensing technology for Liquid Carbonic Canada (now Praxair – PX).  He played a lead role in the development of DEFT software, by TSB International of Toronto, DEFT was acquired by Sybase in the early 1990’s.

Mr. Stiege served as Senior Information Services Officer (CIO) for Alberta Wheat Pool companies from 1991 to 1996 with total staff and line responsibility for information technology and communications.  Since 1996 he has been a management consultant, practice leader, and provider of professional services with KPMG and Sun Microsystems.  He assisted clients with challenges concerning governance and organization, return on technology investment, strategic and market planning, systems development, and technology portfolio management.  Sample representative clients include, Korea Telecom (Seoul), Deutsche Bank (Frankfurt), Netscape, Yahoo, PG&E, Delta Dental, Stanford Medical Center/UCSF, Siemens, and Nokia,

Recently, he initiated and led the business and technical development of Sun's first hosted ASP business for content distribution to mobile devices.  This was a complete ecosystem, consisting of hardware, software, services, 3rd party partners, content developers, and network operators. The ecosystem included business models, revenue share, and support agreements.  It was successfully deployed to wireless carriers and branded as Nokia OSM.  Mr. Stiege has completed numerous similar Greenfield technology-based business introductions for Sybase (mFolio, RFIDAnywhere, SUP), Praxair (Cyberlogic), as well as several others.

After the current public offering is completed, Mr. Stiege will devote 10% of his time, or approximately 4 hours per week, to the Company.  The remainder of his time will be spent on Manitoulin Holdings and other business and consulting interests.

Steve Karolyi

Mr. Karolyi was appointed to the Board of Directors on October 29, 2010.  Since 1994, Mr. Karolyi has been the co-owner of Gold Explorations, LLC, in Minden, Nevada.  Gold Explorations, LLC currently owns 14 mining prospects in Oregon, California, Nevada and Arizona, four of which are currently leased out.  He is also the sole owner of Minefinder Gold, in Phoenix, Arizona which focuses on mineral exploration in that area.  Mr. Karolyi brings over 30 years of mining experience to the Company.  He has done survey work in soil, rock and stream sediment, drill and road pad construction, and reclamation.

After the current public offering is completed, Mr. Karolyi will devote 10% of his time, or approximately 4 hours per week, to the Company.  The remainder of his time will be spent on Gold Explorations, LLC and other business and consulting interests.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto as exhibit 14. The Company will also provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, 905 Ventura Way, Mill Valley, CA  94941.

Board and Committee Meetings

Our board of directors currently consists of three members, Stephen Spalding, Michael Stiege, and Steve Karolyi. The Board held no formal meetings during the year ended June 30, 2011. As the Company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2011 and 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2011 and 2010, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Spalding(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Michael Stiege(2) Director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Steve Karolyi(3)	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 10,000	0 10,000

(1)

Mr. Spalding was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a director of the Company on April 22, 2010.  Mr. Spalding, as of July 1, 2011, is receiving $200 per month for providing office space.

(2)	Mr. Stiege was appointed a director of the Company on June 25, 2010.

(3)

Mr. Karyoli was appointed a director of the Company on October 29, 2010.  Mr. Karolyi, who is co-owner of Gold Explorations, LLC, will receive compensation for the work and exploration programs performed on the Property, as previously described herein. Gold Exploration, LLC received $10,000, from the Company, per our Mineral Claim Purchase Agreement.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended June 30, 2011.

Option Exercises and Stock Vested

During our Fiscal year ended June 30, 2011 there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 15, 2011 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Stephen Spalding 905 Ventura Way Mill Valley, CA 94941	2,000,000 common shares Direct ownership	80%
Michael Stiege 905 Ventura Way Mill Valley, CA 94941	500,000 common shares Director ownership	20%
Steve Karolyi 905 Ventura Way Mill Valley, CA 94991	0 Common Shares	0%
Directors and Executive Officers as a Group(1)	2,500,000 common shares	100%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 15, 2011. As of September 15, 2011 there were 2,500,000 shares of our company’s common stock issued and outstanding

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Messrs. Spalding, Stiege, and Karolyi, our only directors, are not independent directors as they also serve as our executive officers.

As of June 30, 2011, the Company was obligated to Stephen Spalding, a Director and sole Officer of the Company, for a non-interest bearing demand loan with a balance of $26,000.

As of July 1, 2011, we pay office rent of $200 per month to Stephen Spalding, on a month-to-month basis.

Steve Karolyi, who is co-owner of Gold Explorations, LLC, will receive compensation for the work and exploration programs performed on the Property, as previously described herein. Gold Exploration, LLC received $10,000, from the Company, per our Mineral Claim Purchase Agreement.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2011 and for the period from inception (March 24, 2010) to June 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2011	From Inception (April 22, 2010) to June 30, 2010
Audit Fees (1)	$11,500	$5,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$11,500	$5,000

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)

All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

Item 15.     Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

14.1	*	Code of Ethics

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive and Financial Officer

(1)

Filed with the Securities and Exchange Commission on December 2, 2010 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-170935), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on July 19, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Form 8-K (file no. 333-170935), which exhibit is incorporated herein by reference.

* Filed herewith.

Verde Resources, Inc.

(An Exploration Stage Company)

Notes to Audited Financial Statements

June 30, 2011 and 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: September 27, 2011	/s/ Stephen Spalding
Stephen Spalding
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 27, 2011	/s/ Stephen Spalding
Stephen Spalding
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)

Date: September 27, 2011	/s/ Michael Stiege
Michael Stiege
Director

Date: September 27, 2011	/s/ Steve Karolyi
Steve Karolyi
Director

24