Form 10-Q
period 2011-09-30
VERDE RESOURCES, INC.
filed 2011-11-14
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-170935

Verde Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2448672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

905 Ventura Way, Mill Valley, CA 94941
(Address of principal executive offices)

(415) 251-8715
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

As of November 11, 2011, there were 2,500,000 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

2

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on September 28, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2012.

VERDE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF APRIL 22, 2010 (INCEPTION) TO SEPTEMBER 30, 2011

Page

Balance Sheets As at September 30, 2011 (unaudted) and June 30, 2011	4

Interim Statements of Operations for the Three Months Ended September 30, 2011 and 2010 (unaudited) and Cumulative from Inception (April 22, 2010) to September 30, 2011 (unaudited)	5

Interim Statement of Changes in Stockholders’ Equity (Deficit) for the Period of Inception (April 22, 2010) to September 30, 2011 (unaudited)	6

Interim Statements of Cash Flows for the Three Months Ended September 30, 2011 and 2010 (unaudited) and Cumulative from Inception (April 22, 2010) to September 30, 2011 (unaudited)	7

Notes to Interim Financial Statements (unaudited)	8

3

Verde Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

	As at September 30, 2011	As at June 30, 2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$6,600	$11,447
Total Current Assets	6,600	11,447

TOTAL ASSETS	$6,600	$11,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$3,817	$3,610
Due to related party (note 5)	31,000	26,000
Total Current Liabilities	34,817	29,610

TOTAL LIABILITIES	34,817	29,610

STOCKHOLDERS’ DEFICIT (note 3)
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500	2,500
Additional paid-in capital	22,500	22,500
Deficit accumulated during the exploration stage	(53,217)	(43,163)
Total Stockholders’ Deficit	(28,217)	(18,163)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,600	$11,447

The accompanying notes are an integral part of these financial statements.

4

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Cumulative From Inception (April 22, 2010) to September 30,
	2011	2010	2011

REVENUES:	$-	$-	$-

OPERATING EXPENSES:

Mining property costs

	840	840	16,680

General and administrative

	652	30	947

Professional fees

	8,562	4,800	35,590
Total Operating Expenses	10,054	5,670	53,217

OTHER INCOME (EXPENSE)	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES

	$(10,054)	$(5,670)	$(53,217)

Basic and Diluted Loss per Common Share

	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding

	2,500,000	2,500,000

The accompanying notes are an integral part of these financial statements.

5

Verde Resources, Inc.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of Inception (April 22, 2010) to September 30, 2011

Common Shares

			Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance- April 22, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at per share	2,500,000	2,500	22,500	-	25,000
Loss for the period	-	-	-	(11,788)	(11,788)
Balance – June 30, 2010	2,500,000	2,500	22,500	(11,788)	13,212

Loss for the year	-	-	-	(31,375)	(31,375)
Balance – June 30, 2011	2,500,000	2,500	22,500	(43,163)	(18,163)

Loss for the period (Unaudited)	-	-	-	(10,054)	(10,054)
Balance – September 30, 2011 (Unaudited)	2,500,000	$2,500	$22,500	$(53,217)	$(28,217)

The accompanying notes are an integral part of these financial statements.

6

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,		Cumulative From Inception (April 22, 2010) to September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,054)	$(5,670)	$(53,217)

Changes in Operating Assets and Liabilities:
Decrease in prepaid expenses	-	2,300	-
Increase in accounts payable and accrued liabilities	207	-	3,817
Net cash used in operating activities	(9,847)	(3,370)	(49,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable - related party	5,000	-	32,000
Payments on notes payable – related party	-	-	(1,000)
Issuance of common stock for cash	-	-	25,000
Net cash provided by financing activities	5,000	-	56,000

Net increase in cash and cash equivalents	(4,847)	(3,370)	6,600

Cash and cash equivalents - beginning of period	11,447	7,579	-

Cash and cash equivalents - end of period	$6,600	$4,209	$6,600

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financials.

7

NOTE 1 -     ORGANIZATION AND DESCRIPTION OF BUSINESS

Verde Resources, Inc. (the “Company”) was incorporated on April 22, 2010 in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

The Company is an exploration stage company that intends to engage principally in the acquisition, exploration and development of resource properties. The Company signed an option agreement to acquire a property (Note 6). Prior to this, the Company’s activities had been limited to its formation and the raising of equity capital.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $6,600 and $11,447 in cash and cash equivalents at September 30, 2011 and June 30, 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2011	2010

Net loss applicable to common shares	$(10,054)	$(5,670)

Weighted average common shares
outstanding (Basic)	2,500,000	2,500,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	2,500,000	2,500,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2010-19 (ASC Topic 605), “Multiple Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-02 through ASU No. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (April 22, 2010) to September 30, 2011, the Company has issued 2,500,000 common shares at $0.01 per share, resulting in total cash proceeds of $25,000, being $2,500 for par value shares and $22,500 for capital in excess of par value.  There were 2,500,000 common shares issued and outstanding at September 30, 2011 and June 30, 2011.  Of these shares, 2,500,000 were issued to directors and an officer of the Company.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from April 22, 2010 (date of inception) through September 30, 2011 of $53,217 will begin to expire in 2030. Accordingly, deferred tax assets of approximately $23,300 (assuming an effective, combined Federal and State, maximum statutory rate of 43.8%) were offset by the valuation allowance that increased by approximately $4,400 and $2,500 during the three months ended September 30, 2011 and 2010, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. All tax years from inception are open for examination.

NOTE 5 -     DUE TO RELATED PARTY

As of September 30, 2011 and June 30, 2011, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $31,000 and $26,000, respectively. The Company plans to pay the loan back as cash flows become available.

A director of the Company, through his association with Gold Explorations, LLC (see below), will receive compensation for the work and exploration programs performed on the property.  Gold Explorations, LLC received $15,000 per our Mineral Claim Purchase Agreement, as described in Note 6.

NOTE 6 -     MINERAL PROPERTY COSTS

By agreement dated May 17, 2010 with Gold Explorations, LLC, of Minden, Nevada, the Company acquired an option to earn a 100% undivided interest in certain properties consisting of 6 unpatented mineral claims (the “Property”), located in Esmeralda County, Nevada, USA.

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

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of September 30, 2011, the Company met these obligations.

The Property is subject to a 3% royalty, to Gold Explorations, LLC, on all mineral commodities sold from the Property.  This royalty shall be reduced to 1.5% upon payment to Gold Explorations, LLC of $1,000,000 USD at any time.

NOTE 7 -     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended September 30, 2011, the Company has a loss from operations of $10,054, an accumulated deficit of $53,217, and working capital deficiency of $28,217, and has earned no revenues since inception.  The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2012 and subsequently.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K, as filed on September 28, 2011.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Results of Operations

We have generated no revenues since inception and have incurred $53,217 in expenses through September 30, 2011.

The following table provides selected financial data about our company for the period ended September 30, 2011 and the year ended June 30, 2011.

Balance Sheet Date	9/30/11	6/30/11

Cash	$6,600	$11,447
Total Assets	$6,600	$11,447
Total Liabilities	$34,817	$29,610
Stockholders’ Deficit	$(28,217)	$(18,163)

Plan of Operation

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended June 30, 2011.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the Property.  That cash must be raised from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  If we raise the $80,000 under our current Prospectus Offering, we believe it will last a minimum of twelve months. As of September 30, 2011, the Company had $6,600 in cash on hand.

We will be conducting research in the form of exploration of the Property.  Our exploration program is explained in as much detail as possible in the business section of our Annual Report on Form 10-K, as filed September 28, 2011.  We are not going to buy or sell any plant or significant equipment during the next twelve months.

The Property, consisting of 6 lode mining claims, is located in Esmeralda County, Nevada and is called the “Payday Claims.”

Our exploration target is to find an ore body containing gold.  Our success depends upon finding mineralized material.  This includes a determination by our consultant if the Property contains reserves.  We have not selected a consultant as of the date of this report and will not do so until our current public offering is successfully completed, if that occurs, of which there is no assurance.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

In addition, we may not have enough money to complete our exploration of the Property.  If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement, or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.  If we are unsuccessful in raising additional funds, we will have to suspend or cease operations.

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

Based upon the results of the exploration, the Board of Directors will determine, in consultation with our consultants, if  further exploration work will be done.  Mr. Spalding, director, will not receive fees for his services.  The proceeds from our public offering are designed only to fund the costs of an exploration program recommended by Steve Karolyi, director.  Additional funding will be required to take the Property to a more advanced stage of exploration.

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

Two of our directors, Stephen Spalding and Michael Stiege, have verbally agreed to advance funds, on an as-needed basis, to assist in start-up operations, including expenses associated with our current offering, and to continue limited operations if sufficient funds are not raised in our offering. The directors both proposed the verbal commitment to loan in order to ensure that the Company would be able to continue its operations in the event sufficient funds are not raised in our offering.  While they have agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  To date, Stephen Spalding, our sole officer and one of our directors, is the only director to advance funds to the Company.  As of September 30, 2011, Mr. Spalding has advanced $31,000, net payments.

We received our initial funding of $25,000 through the sale of common stock to Stephen Spalding, who purchased 500,000 and 1,500,000 shares of common stock at $0.01 on May 4, 2010, and June 25, 2010, respectively, and Michael Stiege who purchased 500,000 shares of common stock at $0.01 on June 25, 2010.  From inception until the date of this filing we have had limited operating activities.  Our financial statements from inception (April 22, 2010) through the period ended September 30, 2011, reported no revenues and a net loss of $53,217.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 2, 2010, the Company filed a registration statement on Form S-1, containing a Prospectus for the sale of 2,000,000 shares of the Company’s common stock at $0.04 per share.  That Prospectus was declared effective July 14, 2011, and as of November 11, 2011, the Company has not sold any shares of common stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.                  Description

31.1 / 31.2             Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2             Rule 1350 Certification of Principal Executive and Financial Officer

101.INS*               XBRL Instance

101.SCH*              XBRL Taxonomy Extension Schema

101.DEF*              XBRL Taxonomy Extension Definitions

101.LAB*              XBRL Taxonomy Extension Labels

101.PRE*              XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: November 11, 2011	/s/ Stephen Spalding
Stephen Spalding
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)