Form 10-Q
period 2011-12-31
VERDE RESOURCES, INC.
filed 2012-02-14
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 8, 2012 there were 3,752,500 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

VERDE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF APRIL 22, 2010 (INCEPTION) TO DECEMBER 31, 2011

Page

Balance Sheets As at December 31, 2011 (unaudited) and June 30, 2011	4

Interim Statements of Operations for the Three Months Ended December 31, 2011 and 2010 (unaudited), Six Months Ended December 31, 2011 and 2010 (unaudited) and Cumulative from Inception (April 22, 2010) to December 31, 2011 (unaudited)	5

Interim Statement of Changes in Stockholders’ Equity (Deficit) for the Period of Inception (April 22, 2010) to December 31, 2011 (unaudited)	6

Interim Statements of Cash Flows for the Six Months Ended December 31, 2011 and 2010 (unaudited) and Cumulative from Inception (April 22, 2010) to December 31, 2011 (unaudited)	7

Notes to Interim Financial Statements (unaudited)	8

3

Verde Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

	As at December 31, 2011	As at June 30, 2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$32,966	$11,447
Total Current Assets	32,966	11,447

TOTAL ASSETS	$32,966	$11,447

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$-	$3,610
Due to related party (note 5)	31,000	26,000
Total Current Liabilities	31,000	29,610

TOTAL LIABILITIES	31,000	29,610

STOCKHOLDERS’ EQUITY (DEFICIT) (note 3)
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 3,537,500 and 2,500,000 shares issued and outstanding, respectively	3,538	2,500
Additional paid-in capital	62,962	22,500
Deficit accumulated during the exploration stage	(64,534)	(43,163)
Total Stockholders’ Equity (Deficit)	1,966	(18,163)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,966	$11,447

The accompanying notes are an integral part of these financial statements

4

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Cumulative From Inception (April 22, 2010) to December 31,
	2011	2010	2011	2010	2011

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:

Mining property costs

	69	-	909	840	16,749

General and administrative

	794	104	1,446	134	1,741

Professional fees

	10,454	8,318	19,016	13,118	46,044
Total Operating Expenses	11,317	8,422	21,371	14,092	64,534

OTHER INCOME (EXPENSE)	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES

	$(11,317)	$(8,422)	$(21,371)	$(14,092)	$(64,534)

Basic and Diluted Loss per Common Share

	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding

	2,682,065	2,500,000	2,591,033	2,500,000

The accompanying notes are an integral part of these financial statements.

5

Verde Resources, Inc.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of Inception (April 22, 2010) to December 31, 2011

Common Shares

			Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance- April 22, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per share	2,500,000	2,500	22,500	-	25,000
Loss for the period	-	-	-	(11,788)	(11,788)
Balance – June 30, 2010	2,500,000	2,500	22,500	(11,788)	13,212

Loss for the year	-	-	-	(31,375)	(31,375)
Balance – June 30, 2011	2,500,000	2,500	22,500	(43,163)	(18,163)

Common shares issued for cash at $0.04 per share (Unaudited)	1,037,500	1,038	40,462	-	41,500
Loss for the period (Unaudited)	-	-	-	(21,371)	(21,371)
Balance – December 31, 2011 (Unaudited)	3,537,500	$3,538	$62,962	$(64,534)	$1,966

The accompanying notes are an integral part of these financial statements.

6

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,		Cumulative From Inception (April 22, 2010) to December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,371)	$(14,092)	$(64,534)

Changes in Operating Assets and Liabilities:
Decrease in prepaid expenses	-	5,633	-
Increase (decrease) in accounts payable and accrued liabilities	(3,610)	413	-
Net cash used in operating activities	(24,981)	(8,046)	(64,534)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable - related party	5,000	6,000	32,000
Payments on notes payable – related party	-	-	(1,000)
Issuance of common stock for cash	41,500	-	66,500
Net cash provided by financing activities	46,500	6,000	97,500

Net increase (decrease) in cash and cash equivalents	21,519	(2,046)	32,966

Cash and cash equivalents - beginning of period	11,447	7,579	-

Cash and cash equivalents - end of period	$32,966	$5,533	$32,966

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financials.

7

Verde Resources, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

December 31, 2011

(Unaudited)

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

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in ASC 915-10-05 “Development Stage Entities,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7.  The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $32,966 and $11,447 in cash and cash equivalents at December 31, 2011 and June 30, 2011, respectively.

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

Start-Up Costs

In accordance with ASC 720-15-20, “Start-Up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted ASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net loss applicable to common shares	$(11,317)	$(8,422)	$(21,371)	$(14,092)

Weighted average common shares
outstanding (Basic)	2,682,065	2,500,000	2,591,033	2,500,000
Options `	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	2,682,065	2,500,000	2,591,033	2,500,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2010-19 (ASC Topic 605), “Multiple Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-02 through ASU No. 2011-12 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (April 22, 2010) to December 31, 2011, the Company has issued 2,500,000 and 1,037,500 common shares at $0.01 and $0.04 per share, respectively, resulting in total cash proceeds of $66,500, being $3,538 for par value shares and $62,962 for capital in excess of par value.  There were 3,537,500 and 2,500,000 common shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively.  Of these shares, 2,500,000 were issued to directors and an officer of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 4 -     PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under ASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from April 22, 2010 (date of inception) through December 31, 2011 of $64,534 will begin to expire in 2030. Accordingly, deferred tax assets of approximately $28,300 (assuming an effective, combined Federal and State, maximum statutory rate of 43.8%) were offset by the valuation allowance that increased by approximately $9,360 and $6,200 during the six months ended December 31, 2011 and 2010, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2011. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. All tax years from inception are open for examination.

NOTE 5 -     DUE TO RELATED PARTY

As of December 31, 2011 and June 30, 2011, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $31,000 and $26,000, respectively. The Company plans to pay the loan back as cash flows become available.

A director of the Company, through his association with Gold Explorations, LLC (see below), will receive compensation for the work and exploration programs performed on the property.  Gold Explorations, LLC received $15,000 per our Mineral Claim Purchase Agreement, as described in Note 6.

NOTE 6 -     MINERAL PROPERTY COSTS

By agreement dated May 17, 2010, as amended on February 8, 2012, with Gold Explorations, LLC, of Minden, Nevada, the Company acquired an option to earn a 100% undivided interest in certain properties consisting of 6 unpatented mineral claims (the “Property”), located in Esmeralda County, Nevada, USA.

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

In addition, the Company must incur exploration expenditures of $50,000 on the Property by May 17, 2015.  The Company has a report recommending a work program of $10,000.  A Bio Gem Chem sampling is proposed which will sample along the main strike of the Property and will also sample at the fault area on the southern end of the claims.  The recommended program will be part of the expenditure commitment and must be completed in 2012.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of December 31, 2011, the Company met these obligations.

The Property is subject to a 3% royalty, to Gold Explorations, LLC, on all mineral commodities sold from the Property.  This royalty shall be reduced to 1.5% upon payment to Gold Explorations, LLC of $1,000,000 USD at any time.

NOTE 7 -     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended December 31, 2011, the Company has a loss from operations of $21,371, an accumulated deficit of $64,534, and working capital of $1,966, and has earned no revenues since inception.  The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2012 and subsequently.

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

NOTE 8 -     SUBSEQUENT EVENTS

As of February 8, 2012, the Company issued 215,000 common shares at $0.04 per share, resulting in total cash proceeds of $8,600, being $215 for par value shares and $8,385 for capital in excess of par value to unaffiliated investors.

On February 8, 2012, the Company amended their agreement with Gold Explorations, LLC, as explained in note 6.

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

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Results of Operations

We have generated no revenues since inception and have incurred $64,534 in expenses through December 31, 2011.

The following table provides selected financial data about our company for the period ended December 31, 2011 and the year ended June 30, 2011.

Balance Sheet Date	9/30/11	6/30/11

Cash	$32,966	$11,447
Total Assets	$32,966	$11,447
Total Liabilities	$31,000	$29,610
Stockholders’ Equity (Deficit)	$1,966	$(18,163)

Plan of Operation

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended June 30, 2011.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the Property.  That cash must be raised from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  If we raise the $80,000 under our current Prospectus Offering, we believe it will last a minimum of twelve months. As of December 31, 2011, the Company had $32,966 in cash on hand.

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

In addition, we may not have enough money to complete our exploration of the Property.  If we do not raise enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement, or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.  If we are unsuccessful in raising additional funds, we will have to suspend or cease operations.

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

Based upon the results of the exploration, the Board of Directors will determine, in consultation with our consultants, if further exploration work will be done.  Mr. Spalding, a director, will not receive fees for his services.  The proceeds from our public offering are designed only to fund the costs of an exploration program recommended by Steve Karolyi, director.  Additional funding will be required to take the Property to a more advanced stage of exploration.

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

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our current public offering.  As of December 31, 2011, we raised $41,500 from the sale of 1,037,500 registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-170935, which became effective on July 14, 2011.  We cannot guarantee that we will be able to sell all the shares.  The money raised will be applied to the items set forth in this plan of operation.

Two of our directors, Stephen Spalding and Michael Stiege, have verbally agreed to advance funds, on an as-needed basis, to assist in start-up operations, including expenses associated with our current offering, and to continue limited operations if sufficient funds are not raised in our offering. The directors both proposed the verbal commitment to loan in order to ensure that the Company would be able to continue its operations in the event sufficient funds are not raised in our offering.  While they have agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  To date, Stephen Spalding, our sole officer and one of our directors, is the only director to advance funds to the Company.  As of December 31, 2011, Mr. Spalding has advanced $31,000, net payments.

We received our initial funding of $25,000 through the sale of common stock to Stephen Spalding, who purchased 500,000 and 1,500,000 shares of common stock at $0.01 on May 4, 2010, and June 25, 2010, respectively, and Michael Stiege who purchased 500,000 shares of common stock at $0.01 on June 25, 2010.  From inception until the date of this filing, we have had limited operating activities.  Our financial statements from inception (April 22, 2010) through the period ended December 31, 2011, reported no revenues and a net loss of $64,534.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 2, 2010, the Company filed a registration statement on Form S-1, containing a Prospectus for the sale of 2,000,000 shares of the Company’s common stock at $0.04 per share.  That Prospectus was declared effective July 14, 2011, and as of December 31, 2011, the Company has sold 1,037,500 shares of common stock, raising $41,500.

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

The following exhibits are included as part of this report:

Exhibit No.                  Description

31.1 / 31.2             Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2             Rule 1350 Certification of Principal Executive and Financial Officer

101.INS*               XBRL Instance

101.SCH*              XBRL Taxonomy Extension Schema

101.CAL*              XBRL Taxonomy Extension Calculations

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

VERDE RESOURCES, INC.
(Registrant)

Dated: February 13, 2012	/s/ Stephen Spalding
Stephen Spalding
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)