Form 10-Q
period 2012-03-31
VERDE RESOURCES, INC.
filed 2012-05-04
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 3, 2012 there were 3,977,500 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

VERDE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF APRIL 22, 2010 (INCEPTION) TO MARCH 31, 2012

Page

Balance Sheets As at March 31, 2012 (unaudited) and June 30, 2011	4

Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited), Nine Months Ended March 31, 2012 and 2011 (unaudited) and Cumulative from Inception (April 22, 2010) to March 31, 2012 (unaudited)	5

Statement of Changes in Stockholders’ Equity (Deficit) for the Period of Inception (April 22, 2010) to March 31, 2012 (unaudited)	6

Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011 (unaudited) and Cumulative from Inception (April 22, 2010) to March 31, 2012 (unaudited)	7

Notes to Interim Financial Statements (unaudited)	8

3

Verde Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

	As at March 31, 2012	As at June 30, 2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$45,545	$11,447
Total Current Assets	45,545	11,447

TOTAL ASSETS	$45,545	$11,447

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$-	$3,610
Due to related party (note 5)	31,000	26,000
Total Current Liabilities	31,000	29,610

TOTAL LIABILITIES	31,000	29,610

STOCKHOLDERS’ EQUITY (DEFICIT) (note 3)
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 3,977,500 and 2,500,000 shares issued and outstanding, respectively	3,978	2,500
Additional paid-in capital	80,122	22,500
Deficit accumulated during the exploration stage	(69,555)	(43,163)
Total Stockholders’ Equity (Deficit)	14,545	(18,163)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$45,545	$11,447

The accompanying notes are an integral part of these financial statements.

4

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,		Cumulative From Inception (April 22, 2010) to March 31,
	2012	2011	2012	2011	2012

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:

Mining property costs

	-	-	909	840	16,749

General and administrative

	696	54	2,142	188	2,438

Professional fees

	4,325	5,965	23,341	19,083	50,368
Total Operating Expenses	5,021	6,019	26,392	20,111	69,555

OTHER INCOME (EXPENSE)	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES

	$(5,021)	$(6,019)	$(26,392)	$(20,111)	$(69,555)

Basic and Diluted Loss per Common Share

	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding

	3,789,643	2,500,000	2,987,664	2,500,000

The accompanying notes are an integral part of these financial statements.

5

Verde Resources, Inc.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of Inception (April 22, 2010) to March 31, 2012

Common Shares

			Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance- April 22, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per share	2,500,000	2,500	22,500	-	25,000
Loss for the period	-	-	-	(11,788)	(11,788)
Balance – June 30, 2010	2,500,000	2,500	22,500	(11,788)	13,212

Loss for the year	-	-	-	(31,375)	(31,375)
Balance – June 30, 2011	2,500,000	2,500	22,500	(43,163)	(18,163)

Common shares issued for cash at $0.04 per share (Unaudited)	1,477,500	1,478	57,622	-	59,100
Loss for the period (Unaudited)	-	-	-	(26,392)	(26,392)
Balance – March 31, 2012 (Unaudited)	3,977,500	$3,978	$80,122	$(69,555)	$14,545

The accompanying notes are an integral part of these financial statements.

6

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,		Cumulative From Inception (April 22, 2010) to March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,392)	$(20,111)	$(69,555)

Changes in Operating Assets and Liabilities:
Decrease in prepaid expenses	-	5,633	-
Increase (decrease) in accounts payable and accrued liabilities	(3,610)	1,740	-
Net cash used in operating activities	(30,002)	(12,738)	(69,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable - related party	5,000	17,000	32,000
Payments on notes payable – related party	-	(1,000)	(1,000)
Issuance of common stock for cash	59,100	-	84,100
Net cash provided by financing activities	64,100	16,000	115,100

Net increase in cash and cash equivalents	34,098	3,262	45,545

Cash and cash equivalents - beginning of period	11,447	7,579	-

Cash and cash equivalents - end of period	$45,545	$10,841	$45,545

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

7

Verde Resources, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

March 31, 2012

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $45,545 and $11,447 in cash and cash equivalents at March 31, 2012 and June 30, 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Net loss applicable to common shares	$(5,021)	$(6,019)	$(26,392)	$(20,111)

Weighted average common shares
outstanding (Basic)	3,789,643	2,500,000	2,987,664	2,500,000
Options `	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	3,789,643	2,500,000	2,987,664	2,500,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

Share Issuance

Since inception (April 22, 2010) to March 31, 2012, the Company has issued 2,500,000 and 1,477,500 common shares at $0.01 and $0.04 per share, respectively, resulting in total cash proceeds of $84,500, being $3,978 for par value shares and $80,122 for capital in excess of par value.  There were 3,977,500 and 2,500,000 common shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively.  Of these shares, 2,500,000 were issued to directors and officers of the Company.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from April 22, 2010 (date of inception) through March 31, 2012 of $69,555 will begin to expire in 2030. Accordingly, deferred tax assets of approximately $30,465 (assuming an effective, combined Federal and State, maximum statutory rate of 43.8%) were offset by the valuation allowance that increased by approximately $11,560 and $8,809 during the nine months ended March 31, 2012 and 2011, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2012. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. All tax years from inception are open for examination.

NOTE 5 -     DUE TO RELATED PARTY

As of March 31, 2012 and June 30, 2011, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $31,000 and $26,000, respectively. The Company plans to pay the loan back as cash flows become available.

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

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of March 31, 2012, the Company met these obligations.

The Property is subject to a 3% royalty, to Gold Explorations, LLC, on all mineral commodities sold from the Property.  This royalty shall be reduced to 1.5% upon payment to Gold Explorations, LLC of $1,000,000 USD at any time.

NOTE 7 -     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended March 31, 2012, the Company has a loss from operations of $26,392, an accumulated deficit of $69,555, and working capital of $14,545, and has earned no revenues since inception.  The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2012 and subsequently.

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

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Results of Operations

We have generated no revenues since inception and have incurred $69,555 in expenses through March 31, 2012.

The following table provides selected financial data about our company for the period ended March 31, 2012 and the year ended June 30, 2011.

Balance Sheet Date	03/31/12	6/30/11

Cash	$45,545	$11,447
Total Assets	$45,545	$11,447
Total Liabilities	$31,000	$29,610
Stockholders’ Equity (Deficit)	$14,545	$(18,163)

Plan of Operation

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended June 30, 2011.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the Property.  That cash must be raised from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  If we raise the $80,000 under our current Prospectus Offering, we believe it will last a minimum of twelve months. As of March 31, 2012, the Company had $45,545 in cash on hand.

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

Our exploration target is to find an ore body containing gold.  Our success depends upon finding mineralized material.  This includes a determination by our consultant if the Property contains reserves.  We have not selected a consultant as of the date of this report, but expect to retain such services within the next three months..  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

In addition, we may not have enough money to complete our exploration of the Property.  If we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement, or loans.  Except for the verbal offer to advance funds by our directors (See, Liquidity and Capital Resources, below), we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.  If we are unsuccessful in raising additional funds, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The Property is undeveloped raw land, owned by the Bureau of Land Management (“BLM”).  To our knowledge, except as noted herein, the Property has never been mined.  The only event that has occurred is the locating and the recording of the lode mining claims under the direction of Gold Explorations, LLC.

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

We estimate the cost of the proposed work program to be $10,000.  The biogeochemistry sampling will cost $7,500 and the cost of supervision will be $2,500.  The supervision includes the costs of truck rentals, accommodations and surveying in grid lines to guide the work.  We estimate it will take up to 15 - 25 working days to complete the program.  We will begin the program during the next three months, weather permitting.

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

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.  We sought equity financing to provide for the capital required to implement our research and exploration phases.  We believe that the funds raised from our offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we raised money from our recent public offering.  As of March 31, 2012, we raised $59,100 from the sale of 1,477,500 registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-170935, which became effective on July 14, 2011 and closed on April 9, 2012, which was the last date we could sell shares under the Prospectus.  We will not sell any additional shares under the Prospectus.  The money raised will be applied to the items set forth in this plan of operation.

Two of our directors, Stephen Spalding and Michael Stiege, have verbally agreed to advance funds, on an as-needed basis, to assist in start-up operations, including expenses associated with our current offering, and to continue limited operations if sufficient funds are not raised in our offering. The directors both proposed the verbal commitment to loan in order to ensure that the Company would be able to continue its operations in the event sufficient funds are not raised in our offering.  While they have agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  To date, Stephen Spalding, one of our officers and directors, is the only director to advance funds to the Company.  As of March 31, 2012, Mr. Spalding has advanced $31,000, net payments.

We received our initial funding of $25,000 through the sale of common stock to Stephen Spalding, who purchased 500,000 and 1,500,000 shares of common stock at $0.01 on May 4, 2010, and June 25, 2010, respectively, and Michael Stiege who purchased 500,000 shares of common stock at $0.01 on June 25, 2010.  From inception until the date of this filing, we have had limited operating activities.  Our financial statements from inception (April 22, 2010) through the period ended March 31, 2012, reported no revenues and a net loss of $69,555.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On December 2, 2010, the Company filed a registration statement on Form S-1, containing a Prospectus for the sale of 2,000,000 shares of the Company’s common stock at $0.04 per share.  That Prospectus was declared effective July 14, 2011, and as of March 31, 2012, the Company has sold 1,477,500 shares of common stock, raising $59,100.  The last date on which the Company could sell shares under the Prospectus was April 9, 2012, which is the effective closing date for such sales.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

None.

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

VERDE RESOURCES, INC.
(Registrant)

Dated: May 4, 2012	/s/ Stephen Spalding
Stephen Spalding
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)