Form 10-K
period 2012-06-30
VERDE RESOURCES, INC.
filed 2012-09-28
CIK 1506929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2011, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

3,977,500 as of September 24, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

.

Part I

Cautionary Note Regarding Forward-Looking Statements

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

All references in this Form 10-K to the “Company,” “Verde,” “we,” “us” or “our” are to Verde Resources, Inc.

Item 1.     Business.

Description of Business

We were incorporated in the State of Nevada on April 22, 2010.  We are an exploration stage corporation.  An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage.  We intend to conduct exploration activities on the Payday Claims, Esmeralda County, Nevada.  We maintain our statutory registered agent's office at Corporate Direct, Inc., 2248 Meridian Blvd Ste H, Minden, NV 89423 and our business office is located at 905 Ventura Way, Mill Valley, CA 94941.  This is our mailing address as well.  Our telephone number is (415) 251-8715. The business address is provided to us at $200 per month by the Company’s President, Stephen Spalding.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

Background

On May 17, 2010, and as amended on February 8, 2012, we executed a Mineral Claim Purchase Agreement with Gold Explorations, LLC.  Steve Karolyi, a director of Verde, is a managing director of Gold Explorations, LLC. Under the terms of the purchase agreement, we have the right to explore for gold on 120 acres.  The property (“Property”) is comprised of 6 lode mining claims in Esmeralda County, Nevada (the “Payday” claims).

Upon execution of the Agreement, Gold Explorations, LLC (“Vendor”) transferred 100% interest in the mineral claims to the Company for $100,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$ 10,000
On or before May 17, 2011 (paid)	5,000
On or before May 17, 2012 (paid)	10,000
On or before May 17, 2013	10,000
On or before May 17, 2014	10,000
On or before May 17, 2015	55,000
$ 100,000

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to Gold Explorations, LLC.

The Property is subject to a 3% royalty, to Gold Explorations, LLC, on all mineral commodities sold from the Property.  This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time.

We are to make exploration expenditures in the amount of $50,000 USD over five years.  The exploration program, prepared by Steve Karolyi in the amount of $10,000 USD, shall be part of this expenditure commitment and is expected to be completed in 2012.

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

We will be responsible for payment of any taxes and maintenance fees due to the BLM for 2012 (paid August 2012), and every year thereafter.  Pursuant to the Agreement, it is understood and agreed that in the event either party stakes additional claims within one mile of the existing outer boundary of the Payday claims, those claims will become part of this agreement.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion, and rely upon the sale of our securities and loans from our officer and two of our directors to fund operations.

Claims

The Property consists of 6 lode claims.  The claims have been located and legally filed with Esmeralda County, Nevada.  A fee of $140 per claim was paid in August 2012, to the BLM.  The annual fees payable to the BLM currently amount to $140 per claim per year to keep the claims valid.  The next annual fee will be due on or before September 1, 2013.

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

Proposed Work

Our proposed exploration program, to be completed in 2012, is estimated to cost $10,000, as follows:

  Property work - $7,500
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

We estimate it will take up to 15 - 25 working days to complete the program.  We will begin the program in 2012, weather permitting.

The costs of our work program were provided by Steve Karolyi, a prospector. Mr. Karolyi joined our Board of Directors on October 29, 2010. The costs of the exploration program will be funded from cash on hand.

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

On or before September 1of every year, a $140 maintenance payment fee must be paid to the BLM.  Once a claim is serialized, an annual filing must be made on or before September 1, of each year to maintain the claim.  Because we have fewer than 10 claims, we may choose to file either the maintenance fee payment or file the Maintenance Fee Waiver certification (a.k.a. small miner’s waiver).  If we choose to file a small miner’s waiver, then we must also perform $100 worth of labor or improvements on all lode claims during the assessment year (September 1, noon through September 1, noon).  An Assessment Work Notice (Proof of Labor) form must be filed on or before December 30, along with the $10 filing fee per claim.  A small miner’s waiver is short for maintenance fee payment waiver certification.  A small miner’s waiver may be filed by those claimants holding 10 or fewer claims, instead of paying the $140 maintenance fee by September 1, of each year.  If we choose to file a small miner’s waiver, we must also perform assessment work and file an assessment work notice by December 30 of each year.

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

Number of Employees

The Company has no employees.  Our two officers and two of the directors are donating their time to the development of the Company, and intend to do whatever work is necessary in order to bring it to the point of earning revenues.  Mr. Karolyi, who is the general manager of Gold Explorations, LLC, was appointed to the Board of Directors on October 29, 2010.  Mr. Karolyi, through his association with Gold Explorations, LLC, will receive compensation for the work and exploration programs performed on the property, as previously described herein.  We have no other employees, and do not foresee hiring any additional employees in the near future.

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

We were incorporated on April 22, 2010, and we have not started our proposed business operations or realized any revenues.  We have no operating history upon which an evaluation of our future success or failure can be made.  Our net loss from inception to June 30, 2012, is $84,719.  To achieve and maintain profitability and positive cash flow we are dependent upon:

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

Our directors and officers have outside business interests.  Mr. Spalding will only be devoting 25% of his time, or 10 hours per week, and Mr. Stiege and Mr. Karolyi will only be devoting 10% of their time, or four hours per week to our operations.  Therefore, our operations may be sporadic and occur at times which are not convenient to Mr. Spalding, Mr. Stiege and Mr. Karolyi.  As a result, exploration of the Property may be periodically interrupted or suspended.

If our officers and directors resign or die without having found replacements, our operations will be suspended or cease.

We have two officers and three directors.  We are entirely dependent upon them to conduct our operations.  If they should resign or die, there will be no one to operate the Company.  Further, we do not have key man insurance.  If we lose the services of our officers and directors, and until we find other persons to replace them, our operations will be suspended or cease entirely.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

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

Item 3.      Legal Proceedings.

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

Item 4.      Mine Safety Disclosures.

None.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not quoted yet on the OTC Bulletin Board.  Accordingly, there is no present market for our securities.

As of September 21, 2012, we had 26 shareholders of record of our common stock and 3,977,500 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2012, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2012.

We sold 1,477,500 shares at $0.04 per share for total proceeds of $59,100, under our recent S-1 offering.  The offering was effective on July 14, 2011 and closed on April 9, 2012.  As of September 21, 2012, we have used the funds as follows:

Expenditure Item**
Property Payment fee	$ 10,000
BLM Claim Fees	840
Professional Fees	20,000
Office and Miscellaneous Expenses	3,260
Cash on Hand (Working Capital)	25,000
Total	$ 59,100

 ** The above expenditures are defined as follows:

Property Payment:  This item refers to the fee owed by May 17, 2012, per our mineral claim purchase agreement with Gold Explorations, LLC.  This payment has been made.

BLM Claim Fees:  This item refers to the cost of maintaining our 6 lode mining claims on an annual basis.  Currently the Bureau of Land Management (BLM) charges $140 per claim per year, to be paid by September 1st.

Professional Fees:  This item refers to all legal, accounting, and transfer agent fees.

Office and Miscellaneous Expenses:  These are the costs of operating our offices, including telephone services, mail, stationery, acquisition of office equipment and supplies, bank service fees and charges, and other miscellaneous expenses associated with running our office.

Cash on Hand (Working Capital):  This is the balance from the offering proceeds to be used for continued development of our business.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2012.

Item 6.      Selected Financial Data.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

We have generated no revenues since inception and have incurred $84,719 in expenses through June 30, 2012.

The following table provides selected financial data about our company for the year ended June 30, 2012 and 2011.

Balance Sheet Date	6/30/12	6/30/11

Cash	$31,502	$11,447
Total Assets	$31,502	$11,447
Total Liabilities	$32,121	$29,610
Stockholders’ Deficit	$(619)	$(18,163)

Plan of Operation

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended June 30, 2012.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the Property.  That cash must be raised from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of June 30, 2012, the Company had $31,502 in cash on hand.

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

Our exploration target is to find an ore body containing gold.  Our success depends upon finding mineralized material.  This includes a determination by our consultant if the Property contains reserves.  We have not selected a consultant as of the date of this report, but expect to retain such services within the next three months.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

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

We must conduct exploration to determine what amount of minerals, if any, exist on our properties, and if any minerals which are found can be economically extracted and profitably processed.

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

Based upon the results of the exploration, the Board of Directors will determine, in consultation with our consultants, if further exploration work will be done.  Mr. Spalding, a director, will not receive fees for his services.  The proceeds we received from our recent public offering are designed only to fund the costs of an exploration program recommended by Steve Karolyi, director.  Additional funding will be required to take the Property to a more advanced stage of exploration.

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

Two of our directors, Stephen Spalding and Michael Stiege, have verbally agreed to advance funds, on an as-needed basis, to assist in start-up operations, including expenses associated with our current offering, and to continue limited operations if sufficient funds are not raised in our offering. The directors both proposed the verbal commitment to loan in order to ensure that the Company would be able to continue its operations in the event sufficient funds are not raised in our offering.  While they have agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  To date, Stephen Spalding, one of our officers and directors, is the only director to advance funds to the Company.  As of June 30, 2012, Mr. Spalding has advanced $31,000, net payments.

We received our initial funding of $25,000 through the sale of common stock to Stephen Spalding, who purchased 500,000 and 1,500,000 shares of common stock at $0.01 on May 4, 2010, and June 25, 2010, respectively, and Michael Stiege who purchased 500,000 shares of common stock at $0.01 on June 25, 2010.  During the year ended 30, 2012, we issued 1,477,500 shares of common stock at $0.04, resulting in total shares issued and outstanding as of June 30, 2012 of 3,977,500. From inception until the date of this filing, we have had limited operating activities.  Our financial statements from inception (April 22, 2010) through the period ended June 30, 2012, reported no revenues and a net loss of $84,719.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

VERDE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF APRIL 22, 2010 (INCEPTION) TO JUNE 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Verde Resources, Inc.

We have audited the accompanying balance sheet of Verde Resources, Inc. (“the Company”) as of June 30, 2012, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended and for the cumulative period from April 22, 2010 (date of inception) to June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Verde Resources, Inc. as of June 30, 2011, were audited by other auditors, whose report dated September 22, 2011, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Verde Resources, Inc. as of June 30, 2012 , and the results of its operations and its cash flows for the year then ended and for the cumulative period from April 22, 2010 (date of inception) to June 30, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT

September 26, 2012

office 801.528.9222

fax     801.528.9223

www.sadlergibb.com    291 South 200 West, Farmington, UT 84025

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
September 22, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

Verde Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

As at June 30,

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$31,502	$11,447
Total Current Assets	31,502	11,447

TOTAL ASSETS	$31,502	$11,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,121	$3,610
Notes payable – related party	31,000	26,000
Total Current Liabilities	32,121	29,610

TOTAL LIABILITIES	32,121	29,610

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 3,977,500 and 2,500,000 shares issued and outstanding, respectively	3,978	2,500
Additional paid-in capital	80,122	22,500
Deficit accumulated during the exploration stage	(84,719)	(43,163)
Total Stockholders’ Deficit	(619)	(18,163)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,502	$11,447

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

	Year Ended June 30,		Cumulative From Inception (April 22, 2010) to June 30,
	2012	2011	2012

REVENUES:	$-	$-	$-

OPERATING EXPENSES:

Mining property costs

	10,909	5,840	26,749

General and administrative

	2,784	200	3,080

Professional fees

	27,863	25,335	54,890
Total Operating Expenses	41,556	31,375	84,719

OTHER INCOME (EXPENSE)	-	-	-

NET LOSS

	$(41,556)	$(31,375)	$(84,719)

Basic and Diluted Loss per Common Share

	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding

	3,233,770	2,500,000

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of Inception (April 22, 2010) to June 30, 2012

Common Shares

			Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance- April 22, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per share	2,500,000	2,500	22,500	-	25,000
Loss for the period	-	-	-	(11,788)	(11,788)
Balance – June 30, 2010	2,500,000	2,500	22,500	(11,788)	13,212

Loss for the year	-	-	-	(31,375)	(31,375)
Balance – June 30, 2011	2,500,000	2,500	22,500	(43,163)	(18,163)

Common shares issued for cash at $0.04 per share	1,477,500	1,478	57,622	-	59,100
Loss for the year	-	-	-	(41,556)	(41,556)
Balance – June 30, 2012	3,977,500	$3,978	$80,122	$(84,719)	$(619)

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	Years Ended June 30,		Cumulative From Inception (April 22, 2010) to June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,556)	$(31,375)	$(84,719)

Changes in Operating Assets and Liabilities:
Prepaid expenses	-	5,633	-
Accounts payable	(2,489)	3,610	1,121
Net cash used in operating activities	(44,045)	(22,132)	(83,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable - related party	5,000	27,000	32,000
Payments on notes payable – related party	-	(1,000)	(1,000)
Issuance of common stock for cash	59,100	-	84,100
Net cash provided by financing activities	64,100	26,000	115,100

Net increase in cash and cash equivalents	20,055	3,868	31,502

Cash and cash equivalents - beginning of period	11,447	7,579	-

Cash and cash equivalents - end of period	$31,502	$11,447	$31,502

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Notes to Audited Financial Statements

June 30, 2012 and 2011

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $31,502 and $11,447 in cash and cash equivalents at June 30, 2012 and 2011, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2012	2011

Net loss applicable to common shares	$(41,556)	$(31,375)

Weighted average common shares
outstanding (Basic)	3,233,770	2,500,000
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	3,233,770	2,500,000

Net loss per share (Basic and Diluted)	$(0.01)	$(0.01)

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2010-19 (ASC Topic 605), “Multiple Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-02 through ASU No. 2012-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (April 22, 2010) to June 30, 2012, the Company has issued 2,500,000 and 1,477,500 common shares at $0.01 and $0.04 per share, respectively, resulting in total cash proceeds of $84,100, being $3,978 for par value shares and $80,122 for capital in excess of par value.  There were 3,977,500 and 2,500,000 common shares issued and outstanding at June 30, 2012 and 2011, respectively.  Of these shares, 2,500,000 were issued to directors and officers of the Company.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from April 22, 2010 (date of inception) through June 30, 2012 of $84,719 will begin to expire in 2030. The provision for income taxes differs from the amounts which would be provided by applying the combined statutory federal and state income tax rate of 43.8% to net the loss before provision for income taxes for the following reasons:

	June 30, 2012	June 30, 2011
Income tax expense at statutory rate	$(18,202)	$(13,742)
Valuation allowance	18,202	13,742
Income tax expense per books	$-	$-

          Net deferred tax assets consist of the following components as of:

	June 30, 2012	June 30, 2011
NOL carryover	$84,719	$43,163
Valuation allowance	(84,719)	(43,163)
Net deferred tax asset	$-	$-

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2012. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. All tax years from inception are open for examination.

NOTE 5 -     DUE TO RELATED PARTY

As of June 30, 2012 and 2011, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $31,000 and $26,000, respectively. The Company plans to pay the loan back as cash flows become available.

A director of the Company, through his association with Gold Explorations, LLC (see below), will receive compensation for the work and exploration programs performed on the property.  Gold Explorations, LLC received $25,000 per our Mineral Claim Purchase Agreement, as described in Note 6.

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

Upon execution of the agreement, Gold Explorations, LLC transferred 100% interest in the mineral claims to the Company for $100,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$10,000
On or before May 17, 2011 (paid)	5,000
On or before May 17, 2012 (paid)	10,000
On or before May 17, 2013	10,000
On or before May 17, 2014	10,000
On or before May 17, 2015	55,000
$100,000

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

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of June 30, 2012, the Company met these obligations.

The Property is subject to a 3% royalty, to Gold Explorations, LLC, on all mineral commodities sold from the Property.  This royalty shall be reduced to 1.5% upon payment to Gold Explorations, LLC of $1,000,000 USD at any time.

NOTE 7 -     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended June 30, 2012, the Company has a loss from operations of $41,556, an accumulated deficit of $84,719, and working capital deficiency of $619, and has earned no revenues since inception.  The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2013 and subsequently.

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

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous independent registered public accounting firm:

(i)	On August 6, 2012, Verde Resources, Inc., (the “Company”) formally informed Child, Van Wagoner & Bradshaw, PLLC of their dismissal as the Company’s independent registered public accounting firm.

(ii)

The reports of Child, Van Wagoner & Bradshaw, PLLC on the Company’s financial statements as of and for the fiscal year ended June 30, 2011 and the period ended June 30, 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

(iii)	The Company’s Board of Directors participated in and approved the decision to change independent registered public accounting firms.

(iv)

During the fiscal year ended June 30, 2011 and the period ended June 30, 2010, and through August 6, 2012, there have been no disagreements with Child, Van Wagoner & Bradshaw, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Child, Van Wagoner & Bradshaw, PLLC would have caused them to make reference thereto in connection with their report on the financial statements for such years.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of June 30, 2012 based on the COSO framework criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Stephen Spalding	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer and Director	65	April 22, 2010
Michael Stiege	Secretary and Director	63	June 25, 2010
Steve Karolyi	Director	75	October 29, 2010

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

Stephen is currently serving the following companies:

•         Verde Resources, Inc:  Since April 22, 2010, Stephen has been serving as the President, Chief Financial Officer, Treasurer and Director of Verde Resources, Inc.

•         Spectral Capital Corporation:  Since October, 2010, Stephen has served as Chief Financial Officer and director of this early stage mineral development company.

Stephen has served the following companies in the past five years:

•         Cytta Corp.: From October 2009 to November 2011 as CEO and Director.

•         Paxton Energy Inc.: From August 2010 to August 2011 as CFO.

•         USA Uranium Corp.: From January 2008 – October 2010 as President, CFO, and Director.

  Promia Inc.: From February 2008 to August 2012 as a consulting CFO.
  He served as a partner in Get2Volume from March 2008 to August 2010.
  He served as CEO of Vigilant Privacy Corporation, from July 2001 to August 2007.

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

•         MBA, Quantitative Analysis, University of Arizona

•         B.S., Finance and Management, Eastern Illinois University

•         B.S., Physics (solid state), Eastern Illinois University

•         B.S., Mathematics, Eastern Illinois University

Michael Stiege

Michael Stiege has 30 years of business management and technology experience, in Canada, USA, and Internationally.

Michael is currently serving as Verde’s Secretary and Director.  He has been Director of the Company since June, 2010 and Secretary since November, 2011.

Michael is currently a Director , Secretary and principal officer of Kukulcan Diversified Corp of Canada (KDC).  In the USA KDC acquired the assets of Manitoulin Holdings LLC, a private CA company formed in 2000.  Kukulcan has interests in property and land development, software, communications, and manufacturing operations.

Michael has also served in business management and technology in the following firms:

Total staff and line responsibility for IT and telecommunications including Senior Information Services Officer of Alberta Wheat Pool now part of Agrium Inc. and led capital investment and profit planning for 13 profit centers across 142 countries for manufacturer/marketer Cooper Industries.

He has been Director of Technology for Canada Metal Corp (non ferrous refining and manufacturing).  Initiated and led business and technical development of Sun Microsystems’ first hosted ASP business with Nokia.

Michael has 5 years of “big five” management consulting leadership experience in progressively expanding roles. Sample representative clients include, Korea Telecom, Deutsche Bank, Netscape, Yahoo, PG&E, Delta Dental, Stanford Medical Center/UCSF.   Recently Michael has assisted Sybase in development of green field technology business opportunities.  Bringing new technologies, and or identifying new market opportunities and helping the firm “cross the chasm”.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, 905 Ventura Way, Mill Valley, CA  94941.

Board and Committee Meetings

Our board of directors currently consists of three members, Stephen Spalding, Michael Stiege, and Steve Karolyi. The Board held no formal meetings during the year ended June 30, 2012. As the Company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11.     Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2012 and 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2012 and 2011, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Spalding(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	2,400 0	2,400 0
Michael Stiege(2) Secretary and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Steve Karolyi(3)	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	10,000 5,000	10,000 5,000

(1)

Mr. Spalding was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a director of the Company on April 22, 2010. Mr. Spalding, as of July 1, 2011, is receiving $200 per month for providing office space.

(2)	Mr. Stiege was appointed a director of the Company on June 25, 2010 and additionally as Secretary on November 28, 2011.

(3)

Mr. Karyoli was appointed a director of the Company on October 29, 2010. Mr. Karolyi, who is co-owner of Gold Explorations, LLC, will receive compensation for the work and exploration programs performed on the Property, as previously described herein. Gold Exploration, LLC has received $25,000, from the Company, per our Mineral Claim Purchase Agreement.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2012.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended June 30, 2012.

Option Exercises and Stock Vested

During our Fiscal year ended June 30, 2012 there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 21, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Stephen Spalding 905 Ventura Way Mill Valley, CA 94941	2,000,000 common shares Direct ownership	50.3%
Michael Stiege 905 Ventura Way Mill Valley, CA 94941	500,000 common shares Director ownership	12.6%
Steve Karolyi 905 Ventura Way Mill Valley, CA 94991	0 Common Shares	0%
Directors and Executive Officers as a Group(1)	2,500,000 common shares	62.9%

           (1)      Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 21, 2012. As of September 21, 2012, there were 3,977,500 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Messrs. Spalding, Stiege, and Karolyi, our only directors, are not independent directors as they also serve as our executive officers.

As of June 30, 2012, the Company was obligated to Stephen Spalding, a Director and sole Officer of the Company, for a non-interest bearing demand loan with a balance of $31,000.

As of July 1, 2011, we have been paying office rent of $200 per month to Stephen Spalding, on a month-to-month basis.

Steve Karolyi, who is co-owner of Gold Explorations, LLC, will receive compensation for the work and exploration programs performed on the Property, as previously described herein. Gold Exploration, LLC received $25,000, from the Company, per our Mineral Claim Purchase Agreement.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2012	Year Ended June 30, 2011
Audit Fees (1)	$11,000	$11,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$11,000	$11,500

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

PART IV

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

14.1	14.1	Code of Ethics (3)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive and Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive and Financial Officer

101.INS(4)	*	XBRL Instance

101.SCH(4)	*	XBRL Taxonomy Extension Schema

101.CAL(4)	*	XBRL Taxonomy Extension Calculations

101.DEF(4)	*	XBRL Taxonomy Extension Definitions

101.LAB(4)	*	XBRL Taxonomy Extension Labels

101.PRE(4)	*	XBRL Taxonomy Extension Presentation

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

(3)

Filed with the Securities and Exchange Commission on September 28, 2011 as an exhibit, numbered as indicated above, to the Registrant’s Form 10-K (file no. 333-170935), which exhibit is incorporated herein by reference.

(4)

XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: September 27, 2012	/s/ Stephen Spalding
Stephen Spalding
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 27, 2012	/s/ Stephen Spalding
Stephen Spalding
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)

Date: September 27, 2012	/s/ Michael Stiege
Michael Stiege
Secretary and Director

Date: September 27, 2012	/s/ Steve Karolyi
Steve Karolyi
Director