Form 10-Q
period 2012-09-30
VERDE RESOURCES, INC.
filed 2012-11-02
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 25, 2012 there were 3,977,500 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on September 28, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending June 30, 2013.

VERDE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF APRIL 22, 2010 (INCEPTION) TO SEPTEMBER 30, 2012

Verde Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

	As at	As at
	September 30,	June 30,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$22,527	$31,502
Total Current Assets	22,527	31,502

TOTAL ASSETS	$22,527	$31,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,622	$1,121
Notes payable – related party	31,000	31,000
Total Current Liabilities	32,622	32,121

TOTAL LIABILITIES	32,622	32,121

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 3,977,500 shares issued and outstanding	3,978	3,978
Additional paid-in capital	80,122	80,122
Deficit accumulated during the exploration stage	(94,195)	(84,719)
Total Stockholders’ Deficit	(10,095)	(619)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,527	$31,502

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Cumulative From Inception (April 22, 2010) to September 30,
	2012	2011	2012

REVENUES:	$-	$-	$-

OPERATING EXPENSES:

Mining property costs

	907	840	27,656

General and administrative

	608	652	3,688

Professional fees

	7,961	8,562	62,851
Total Operating Expenses	9,476	10,054	94,195

OTHER INCOME (EXPENSE)	-	-	-

NET LOSS

	$(9,476)	$(10,054)	$(94,195)

Basic and Diluted Loss per Common Share

	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding

	3,977,500	2,500,000

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of Inception (April 22, 2010) to September 30, 2012

Common Shares

			Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance- April 22, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per share	2,500,000	2,500	22,500	-	25,000
Loss for the period	-	-	-	(11,788)	(11,788)
Balance – June 30, 2010	2,500,000	2,500	22,500	(11,788)	13,212

Loss for the year	-	-	-	(31,375)	(31,375)
Balance – June 30, 2011	2,500,000	2,500	22,500	(43,163)	(18,163)

Common shares issued for cash at $0.04 per share	1,477,500	1,478	57,622	-	59,100
Loss for the year	-	-	-	(41,556)	(41,556)
Balance – June 30, 2012	3,977,500	3,978	80,122	(84,719)	(619)

Loss for the period (unaudited)	-	-	-	(9,476)	(9,476)
Balance – September 30, 2012 (unaudited)	3,977,500	$3,978	$80,122	$(94,195)	$(10,095)

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,		Cumulative From Inception (April 22, 2010) to September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,476)	$(10,054)	$(94,195)

Changes in Operating Assets and Liabilities:
Accounts payable	501	207	1,622
Net cash used in operating activities	(8,975)	(9,847)	(92,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable - related party	-	5,000	32,000
Payments on notes payable – related party	-	-	(1,000)
Issuance of common stock for cash	-	-	84,100
Net cash provided by financing activities	-	5,000	115,100

Net increase in cash and cash equivalents	(8,975)	(4,847)	22,527

Cash and cash equivalents - beginning of period	31,502	11,447	-

Cash and cash equivalents - end of period	$22,527	$6,600	$22,527

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

September 30, 2012

(Unaudited)

NOTE 1 -     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Interim Financial Statement Presentation

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $22,527 and $31,502 in cash and cash equivalents at September 30, 2012 and June 30, 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2012	2011

Net loss applicable to common shares	$(9,476)	$(10,054)

Weighted average common shares
outstanding (Basic)	3,977,500	2,500,000
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	3,977,500	2,500,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

Since inception (April 22, 2010) to September 30, 2012, the Company has issued 2,500,000 and 1,477,500 common shares at $0.01 and $0.04 per share, respectively, resulting in total cash proceeds of $84,100, being $3,978 for par value shares and $80,122 for capital in excess of par value.  There were 3,977,500 common shares issued and outstanding at September 30, 2012 and June 30, 2012.  Of these shares, 2,500,000 were issued to directors and officers of the Company.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from April 22, 2010 (date of inception) through September 30, 2012 of $94,195 will begin to expire in 2030. The provision for income taxes differs from the amounts which would be provided by applying the combined statutory federal and state income tax rate of 43.8% to net the loss before provision for income taxes for the following reasons:

	September 30, 2012	September 30, 2011
Income tax expense at statutory rate	$(4,150)	$(4,404)
Change in Valuation allowance	4,150	4,404
Income tax expense per books	$-	$-

          Net deferred tax assets consist of the following components as of:

	September 30, 2012	June 30, 2012
NOL carryover	$94,195	$84,719
Valuation allowance	(94,195)	(84,719)
Net deferred tax asset	$-	$-

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2012. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. All tax years from inception are open for examination.

NOTE 5 -     DUE TO RELATED PARTY

As of September 30, 2012 and June 30, 2012, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $31,000. The Company plans to pay the loan back as cash flows become available.

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

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of September 30, 2012, the Company met these obligations.

The Property is subject to a 3% royalty, to Gold Explorations, LLC, on all mineral commodities sold from the Property.  This royalty shall be reduced to 1.5% upon payment to Gold Explorations, LLC of $1,000,000 USD at any time. As of September 30, 2012, no such royalties were incurred or payable.

NOTE 7 -     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended September 30, 2012, the Company has a loss from operations of $9,476, an accumulated deficit of $94,195, and working capital deficiency of $10,095, and has earned no revenues since inception.  The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2013 and subsequently.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K, as filed on September 28, 2012.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Results of Operations

We have generated no revenues since inception and have incurred $94,195 in expenses through September 30, 2012.

The following table provides selected financial data about our company for the three months ended September 30, 2012 and year ended June 30, 2012.

Balance Sheet Date	9/30/12	6/30/12

Cash	$22,527	$31,502
Total Assets	$22,527	$31,502
Total Liabilities	$32,622	$32,121
Stockholders’ Deficit	$10,095	$619

Plan of Operation

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended June 30, 2012.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the Property.  That cash must be raised from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of September 30, 2012, the Company had $22,527 in cash on hand.

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

We intend to implement an exploration program which involves biogeochemistry surveys, involving the collection and chemical analysis of whole plants, or humus.  The proposed sampling will be along the main strike of the Property and the fault area on the southern end of the claims.  This work will be done by a skilled technician, sampling sagebrush, and will return 100 samples.  The samples will then be reduced to ash and the ash analyzed.  The objective of this work would be to determine if there is an economically recoverable gold resource that has been overlooked on this Property.  This initial phase of work will provide enough information to allow the Company to decide whether or not to proceed to the next phase of exploration.

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

Two of our directors, Stephen Spalding and Michael Stiege, have verbally agreed to advance funds, on an as-needed basis, to assist in start-up operations, including expenses associated with our current offering, and to continue limited operations if sufficient funds are not raised in our offering. The directors both proposed the verbal commitment to loan in order to ensure that the Company would be able to continue its operations in the event sufficient funds are not raised in our offering.  While they have agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  To date, Stephen Spalding, one of our officers and directors, is the only director to advance funds to the Company.  As of September 30, 2012, Mr. Spalding has advanced $31,000, net payments.

We received our initial funding of $25,000 through the sale of common stock to Stephen Spalding, who purchased 500,000 and 1,500,000 shares of common stock at $0.01 on May 4, 2010, and June 25, 2010, respectively, and Michael Stiege who purchased 500,000 shares of common stock at $0.01 on June 25, 2010.  During the year ended 30, 2012, we issued 1,477,500 shares of common stock at $0.04, resulting in total shares issued and outstanding as of September 30, 2012 of 3,977,500. From inception until the date of this filing, we have had limited operating activities.  Our financial statements from inception (April 22, 2010) through the period ended September 30, 2012, reported no revenues and a net loss of $94,195.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

VERDE RESOURCES, INC.
(Registrant)

Dated: October 30, 2012	/s/ Stephen Spalding
Stephen Spalding
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)