Form 10-Q
period 2012-12-31
VERDE RESOURCES, INC.
filed 2013-02-14
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 11, 2013 there were 3,977,500 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

VERDE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF APRIL 22, 2010 (INCEPTION) TO DECEMBER 31, 2012

Verde Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

	As at	As at
	December 31,	June 30,
	2012	2012
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,541	$31,502
Total Current Assets	1,541	31,502

TOTAL ASSETS	$1,541	$31,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$99	$1,121
Notes payable – related party	31,000	31,000
Total Current Liabilities	31,099	32,121

TOTAL LIABILITIES	31,099	32,121

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 3,977,500 shares issued and outstanding at December 31, 2012 and June 30, 2012	3,978	3,978
Additional paid-in capital	80,122	80,122
Deficit accumulated during the exploration stage	(113,658)	(84,719)
Total Stockholders’ Deficit	(29,558)	(619)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,541	$31,502

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,		Cumulative From Inception (April 22, 2010) to December 31,
	2012	2011	2012	2011	2012

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:

Mining property costs

	5,816	69	6,723	909	33,472

General and administrative

	689	794	1,297	1,446	4,377

Professional fees

	12,958	10,454	20,919	19,016	75,809
Total Operating Expenses	19,463	11,317	28,939	21,371	113,658

OTHER INCOME (EXPENSE)	-	-	-	-	-

NET LOSS

	$(19,463)	$(11,317)	$(28,939)	$(21,371)	$(113,658)

Basic and Diluted Loss per Common Share

	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding

	3,977,500	2,682,065	3,977,500	2,591,033

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of Inception (April 22, 2010) to December 31, 2012

Common Shares

			Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance- April 22, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per share	2,500,000	2,500	22,500	-	25,000
Loss for the period	-	-	-	(11,788)	(11,788)
Balance – June 30, 2010	2,500,000	2,500	22,500	(11,788)	13,212

Loss for the year	-	-	-	(31,375)	(31,375)
Balance – June 30, 2011	2,500,000	2,500	22,500	(43,163)	(18,163)

Common shares issued for cash at $0.04 per share	1,477,500	1,478	57,622	-	59,100
Loss for the year	-	-	-	(41,556)	(41,556)
Balance – June 30, 2012	3,977,500	3,978	80,122	(84,719)	(619)

Loss for the period (unaudited)	-	-	-	(28,939)	(28,939)
Balance – December 31, 2012 (unaudited)	3,977,500	$3,978	$80,122	$(113,658)	$(29,558)

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,		Cumulative From Inception (April 22, 2010) to December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,939)	$(21,371)	$(113,658)

Changes in Operating Assets and Liabilities:
Accounts payable	(1,022)	(3,610)	99
Net cash used in operating activities	(29,961)	(24,981)	(113,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable - related party	-	5,000	32,000
Payments on notes payable – related party	-	-	(1,000)
Issuance of common stock for cash	-	41,500	84,100
Net cash provided by financing activities	-	46,500	115,100

Net increase (decrease) in cash and cash equivalents	(29,961)	21,519	1,541

Cash and cash equivalents - beginning of period	31,502	11,447	-

Cash and cash equivalents - end of period	$1,541	$32,996	$1,541

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2012

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

Interim Financial Statement Presentation

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements.  The results of operations for the periods ended December 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,541 and $31,502 in cash and cash equivalents at December 31, 2012 and June 30, 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Net loss applicable to common shares	$(19,463)	$(11,317)	$(28,939)	$(21,371)

Weighted average common shares
outstanding (Basic)	3,977,500	2,682,065	3,977,500	2,591,033
Options `	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	3,977,500	2,682,065	3,977,500	2,591,033

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

Share Issuance

Since inception (April 22, 2010) to December 31, 2012, the Company has issued 2,500,000 and 1,477,500 common shares at $0.01 and $0.04 per share, respectively, resulting in total cash proceeds of $84,100, being $3,978 for par value shares and $80,122 for capital in excess of par value.  There were 3,977,500 common shares issued and outstanding at December 31, 2012 and June 30, 2012.  Of these shares, 2,500,000 were issued to directors and officers of the Company.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from April 22, 2010 (date of inception) through December 31, 2012 of $113,658 will begin to expire in 2030. The provision for income taxes differs from the amounts which would be provided by applying the combined statutory federal and state income tax rate of 43.8% to net the loss before provision for income taxes for the following reasons:

	December 31, 2012	December 31, 2011
Income tax expense at statutory rate	$(12,675)	$(9,360)
Change in Valuation allowance	12,675	9,360
Income tax expense per books	$-	$-

          Net deferred tax assets consist of the following components as of:

	December 31, 2012	June 30, 2012
NOL carryover	$113,658	$84,719
Valuation allowance	(113,658)	(84,719)
Net deferred tax asset	$-	$-

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2012. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. All tax years from inception are open for examination.

NOTE 5 -     DUE TO RELATED PARTY

As of December 31, 2012 and June 30, 2012, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $31,000. The Company plans to pay the loan back as cash flows become available.

A director of the Company, through his association with Gold Explorations, LLC (see below), will receive compensation for the work and exploration programs performed on the property.  Gold Explorations, LLC received $27,500 per our Mineral Claim Purchase Agreement, as described in Note 6.

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

In addition, the Company must incur exploration expenditures of $50,000 on the Property by May 17, 2015.  The Company has a report recommending a work program of $10,000. During the quarter ended December 31, 2012, the work program was completed. A Bio Gem Chem sampling is proposed which will sample along the main strike of the Property and will also sample at the fault area on the southern end of the claims.  The recommended program will be part of the expenditure commitment and was completed in 2012.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of December 31, 2012, the Company met these obligations.

The Property is subject to a 3% royalty, to Gold Explorations, LLC, on all mineral commodities sold from the Property.  This royalty shall be reduced to 1.5% upon payment to Gold Explorations, LLC of $1,000,000 USD at any time. As of December 31, 2012, no such royalties were incurred or payable.

NOTE 7 -     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended December 31, 2012, the Company has a loss from operations of $28,939, an accumulated deficit of $113,658, and working capital deficiency of $29,558, and has earned no revenues since inception.  The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2013 and subsequently.

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

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Results of Operations

We have generated no revenues since inception (April 22, 2010) and have incurred $113,658 in expenses through December 31, 2012

The following table provides selected financial data about our company for the six months ended December 31, 2012 and year ended June 30, 2012.

Balance Sheet Date	12/31/12	6/30/12

Cash	$1,541	$31,502
Total Assets	$1,541	$31,502
Total Liabilities	$31,099	$32,121
Stockholders’ Deficit	$29,558	$619

Plan of Operation

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended June 30, 2012.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the Property.  That cash must be raised from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of December 31, 2012, the Company had $1,541 in cash on hand.

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

Our Initial Exploration Program

The exploration program on the Payday Claims was conducted November 28 to December 1, 2012 by our consultant, Minerals Exploration & Environmental Geochemistry (MEG), and supervised by Gold Explorations, LLC.

MEG collected 99 field samples.  These samples were sent to ALS minerals for biogeochemical analysis, which was completed in January 2013.

The biogeochemical interpretation report is to be completed by MEG and should be available later in February 2013.

The total cost of the work program was $10,631.

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

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.  We sought equity financing to provide for the capital required to implement our research and exploration phase.  We have used the funds for our initial operations and exploration phase. We will require additional funds to operate for the next year.

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

We received our initial funding of $25,000 through the sale of common stock to Stephen Spalding, who purchased 500,000 and 1,500,000 shares of common stock at $0.01 on May 4, 2010, and June 25, 2010, respectively, and Michael Stiege who purchased 500,000 shares of common stock at $0.01 on June 25, 2010.  During the year ended June 30, 2012, we issued 1,477,500 shares of common stock at $0.04, resulting in total shares issued and outstanding as of December 31, 2012 of 3,977,500. From inception until the date of this filing, we have had limited operating activities.  Our financial statements from inception (April 22, 2010) through the period ended December 31, 2012, reported no revenues and a net loss of $113,658.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

VERDE RESOURCES, INC.
(Registrant)

Dated: February 12, 2013	/s/ Stephen Spalding
Stephen Spalding
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)