Form 10-K
period 2013-06-30
VERDE RESOURCES, INC.
filed 2013-09-30
CIK 1506929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2012, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

3,977,500 as of September 30, 2013

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

Background

On May 17, 2010, and as amended on February 8, 2012, and May 17, 2013, we executed a Mineral Claim Purchase Agreement with Gold Explorations, LLC.  Steve Karolyi, a former director of Verde, is a managing director of Gold Explorations, LLC. Under the terms of the purchase agreement, we have the right to explore for gold on 120 acres.  The property (“Property”) is comprised of 6 lode mining claims in Esmeralda County, Nevada (the “Payday” claims).

Upon execution of the Agreement, Gold Explorations, LLC (“Vendor”) transferred 100% interest in the mineral claims to the Company for $100,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$10,000
On or before May 17, 2011 (paid)	5,000
On or before May 17, 2012 (paid)	10,000
On or before October 17, 2013	5,000
On or before May 17, 2014	15,000
On or before May 17, 2015	55,000
$100,000

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to Gold Explorations, LLC.

The Property is subject to a 3% royalty, to Gold Explorations, LLC, on all mineral commodities sold from the Property.  This royalty shall be reduced to 1.5% upon payment to the Vendor of $1,000,000 USD at any time.

We are to make exploration expenditures in the amount of $50,000 USD by May 17, 2015. The exploration program on the Payday Claims was conducted November 28 to December 1, 2012 at a cost of $10,631.

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

We will be responsible for payment of any taxes and maintenance fees due to the BLM for 2013 (paid August 2013), and every year thereafter.  Pursuant to the Agreement, it is understood and agreed that in the event either party stakes additional claims within one mile of the existing outer boundary of the Payday claims, those claims will become part of this agreement.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion, and rely upon the sale of our securities and loans from our officer and director to fund operations.

Claims

The Property consists of 6 lode claims.  The claims have been located and legally filed with Esmeralda County, Nevada.  A fee of $60 was paid in August 2013, to the BLM.  The next annual fee will be due on or before September 1, 2014.

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

The biogeochemical interpretation report was completed by MEG in February 2013.

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

Gold Explorations, LLC (co-owned by our former director Steve Karolyi), will secure all necessary permits for exploration and, if development is warranted on the Property, will file final plans of operation before we start any mining operations.  At that point, a permit from the BLM would be required.  Also, we would be required to comply with the laws of the State of Nevada and federal regulations.  We anticipate no discharge of water into active stream, creek, river, lake, or any other body of water regulated by environmental law or regulation.  No endangered species will be disturbed.  Restoration of the disturbed land will be completed according to law.  All holes, pits, and shafts will be sealed upon abandonment of the Property.  It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

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

Number of Employees

The Company has no employees.  Our two officers and directors are donating their time to the development of the Company, and intend to do whatever work is necessary in order to bring it to the point of earning revenues.  Mr. Karolyi, a former director of the company, is the general manager of Gold Explorations, LLC.  Mr. Karolyi served as a member of the Board of Directors from October 29, 2010 until his resignation on September 25, 2013.  Mr. Karolyi, through his association with Gold Explorations, LLC, received compensation for the work and exploration programs performed on the property, as previously described herein.  We have no other employees, and do not foresee hiring any additional employees in the near future.

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

We were incorporated on April 22, 2010, and we have not started our proposed business operations or realized any revenues.  We have no operating history upon which an evaluation of our future success or failure can be made.  Our net loss from inception to June 30, 2013, is $132,127.  To achieve and maintain profitability and positive cash flow we are dependent upon:

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

Because Mr. Stephen Spalding and Mr. Michael Stiege have other outside business activities, our operations may be sporadic, which may result in periodic interruptions or suspensions of exploration.

Our directors and officers have outside business interests.  Mr. Spalding will only be devoting 25% of his time, or 10 hours per week, and Mr. Stiege will only be devoting 10% of his time, or four hours per week to our operations.  Therefore, our operations may be sporadic and occur at times which are not convenient to Mr. Spalding and Mr. Stiege.  As a result, exploration of the Property may be periodically interrupted or suspended.

If our officers and directors resign or die without having found replacements, our operations will be suspended or cease.

We have two officers and directors.  We are entirely dependent upon them to conduct our operations.  If they should resign or die, there will be no one to operate the Company.  Further, we do not have key man insurance.  If we lose the services of our officers and directors, and until we find other persons to replace them, our operations will be suspended or cease entirely.

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

Item 4.      Mine Safety Disclosures.

None.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board, under the symbol “VRDR”.  Our stock was approved for quotation on the OTC BB on September 26, 2012.  However, as of the date of filing this Annual Report, our stock had not traded.

As of September 30, 2013, we had 26 shareholders of record of our common stock and 3,977,500 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2013, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2013.

We sold 1,477,500 shares at $0.04 per share for total proceeds of $59,100, under our S-1 offering.  The offering was effective on July 14, 2011 and closed on April 9, 2012.  As of September 30, 2013, we have used the funds as follows:

Expenditure Item**
Property Payment fee	$ 14,000
Exploration work	10,600
BLM Claim Fees	840
Professional Fees	30,000
Office and Miscellaneous Expenses	3,660
Total	$ 59,100

 ** The above expenditures are defined as follows:

Property Payment:  This item refers to the fee owed by September 17, 2013, per our mineral claim purchase agreement with Gold Explorations, LLC.  This payment has been made.

Exploration work:  This item refers to the exploration work program that was completed during the quarter ended March 31, 2013.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2013.

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

Results of Operations

We have generated no revenues since inception and have incurred $132,127 in expenses through June 30, 2013.

The following table provides selected financial data about our company for the year ended June 30, 2013 and 2012.

Balance Sheet Date	6/30/13	6/30/12

Cash	$2,102	$31,502
Total Assets	$2,102	$31,502
Total Liabilities	$50,129	$32,121
Stockholders’ Deficit	$(48,027)	$(619)

Plan of Operation

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended June 30, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the Property.  That cash must be raised from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of June 30, 2013, the Company had $2,102 in cash on hand.

The Property, consisting of 6 lode mining claims, is located in Esmeralda County, Nevada and is called the “Payday Claims.”

Our exploration target was to find an ore body containing gold.  Our success depends upon finding mineralized material.  This includes a determination by our consultant if the Property contains reserves.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

In addition, we may not have enough money to complete additional exploration of the Property.  If we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement, or loans.  Except for the verbal offer to advance funds by a director (See, Liquidity and Capital Resources, below), we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future.  If we are unsuccessful in raising additional funds, we will have to suspend or cease operations.

The Property is undeveloped raw land, owned by the Bureau of Land Management (“BLM”).  To our knowledge, except as noted herein, the Property has never been mined.  The only event that has occurred is the locating and the recording of the lode mining claims under the direction of Gold Explorations, LLC.

Our Initial Exploration Program

The exploration program on the Payday Claims was conducted November 28 to December 1, 2012, by our consultant, Minerals Exploration & Environmental Geochemistry (MEG), and supervised by Gold Explorations, LLC.

MEG collected 99 field samples.  These samples were sent to ALS minerals for biogeochemical analysis, which was completed in January 2013.

The biogeochemical interpretation report was completed by MEG in February 2013. The total cost of the work program was $10,631.

The Company is currently reviewing the information provided by the exploration program and will decide whether or not to proceed to the next phase of exploration.  Additional funding will be required to take the Property to a more advanced stage of exploration.  As of the date of this Report, the Company is still considering whether to proceed..

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

Liquidity and Capital Resources

Stephen Spalding, a director and officer, has verbally agreed to advance funds, on an as-needed basis, to assist in start-up operations and to continue limited operations. Mr. Spalding proposed the verbal commitment to loan in order to ensure that the Company would be able to continue its operations.  While he has agreed to advance the funds, the agreement is verbal.  Because there is no written agreement to loan funds and the verbal agreement may be withdrawn at any time, the verbal agreement is unenforceable.  As of June 30, 2013, Mr. Spalding has advanced $42,919, net payments.

From inception until the date of this filing, we have had limited operating activities.  Our financial statements from inception (April 22, 2010) through the period ended June 30, 2013, reported no revenues and a net loss of $132,127.  To date, our only source of income has been from the sale of our common stock or from advances from officers and directors.  The Company will need to seek out other opportunities for future financing needs.

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

Item 8.      Financial Statements and Supplementary Data

VERDE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF APRIL 22, 2010 (INCEPTION) TO JUNE 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Verde Resources, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Verde Resources, Inc. as of June 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and for the period from inception on April 22, 2010 through June 30, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Verde Resources, Inc. as of June 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and for the period from inception on April 22, 2010 through June 30, 2013 are in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered accumulated net losses of $132,127 and will need additional working capital for its planned activity and to service its debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 30, 2013

Verde Resources, Inc.

(An Exploration Stage Company)

Balance Sheets

	As at June 30,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$2,102	$31,502
Total Current Assets	2,102	31,502

TOTAL ASSETS	$2,102	$31,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$7,210	$1,121
Notes payable – related party	42,919	31,000
Total Current Liabilities	50,129	32,121

TOTAL LIABILITIES	50,129	32,121

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 3,977,500 shares issued and outstanding	3,978	3,978
Additional paid-in capital	80,122	80,122
Deficit accumulated during the exploration stage	(132,127)	(84,719)
Total Stockholders’ Deficit	(48,027)	(619)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,102	$31,502

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Operations

	Year Ended June 30,		Cumulative From Inception (April 22, 2010) to June 30,
	2013	2012	2013

REVENUES:	$-	$-	$-

OPERATING EXPENSES:

Mining property costs

	13,205	10,909	39,954

General and administrative

	2,605	2,784	5,685

Professional fees

	31,598	27,863	86,488
Total Operating Expenses	47,408	41,556	132,127

OTHER INCOME (EXPENSE)	-	-	-

NET LOSS

	$(47,408)	$(41,556)	$(132,127)

Basic and Diluted Loss per Common Share

	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding

	3,977,500	3,233,770

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period of Inception (April 22, 2010) to June 30, 2013

Common Shares

			Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance- April 22, 2010 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.01 per share	2,500,000	2,500	22,500	-	25,000
Loss for the period	-	-	-	(11,788)	(11,788)
Balance – June 30, 2010	2,500,000	2,500	22,500	(11,788)	13,212

Loss for the year	-	-	-	(31,375)	(31,375)
Balance – June 30, 2011	2,500,000	2,500	22,500	(43,163)	(18,163)

Common shares issued for cash at $0.04 per share	1,477,500	1,478	57,622	-	59,100
Loss for the year	-	-	-	(41,556)	(41,556)
Balance – June 30, 2012	3,977,500	3,978	80,122	(84,719)	(619)

Loss for the year	-	-	-	(47,408)	(47,408)
Balance – June 30, 2013	3,977,500	$3,978	$80,122	$(132,127)	$(48,027)

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	Year Ended June 30,		Cumulative From Inception (April 22, 2010) to June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,408)	$(41,556)	$(132,127)

Changes in Operating Assets and Liabilities:
Accounts payable	6,089	(2,489)	7,210
Net cash used in operating activities	(41,319)	(44,045)	(124,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable - related party	11,919	5,000	43,919
Payments on notes payable – related party	-	-	(1,000)
Issuance of common stock for cash	-	59,100	84,100
Net cash provided by financing activities	11,919	64,100	127,019

Net increase (decrease) in cash and cash equivalents	(29,400)	20,055	2,102

Cash and cash equivalents - beginning of period	31,502	11,447	-

Cash and cash equivalents - end of period	$2,102	$31,502	$2,102

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

June 30, 2013 and 2012

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $2,102 and $31,502 in cash and cash equivalents at June 30, 2013 and 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2013	2012

Net loss applicable to common shares	$(47,408)	$(41,556)

Weighted average common shares
outstanding (Basic)	3,977,500	3,233,770
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	3,977,500	3,233,770

Net loss per share (Basic and Diluted)	$(0.01)	$(0.01)

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

Share Issuance

Since inception (April 22, 2010) to June 30, 2013, the Company has issued 2,500,000 and 1,477,500 common shares at $0.01 and $0.04 per share, respectively, resulting in total cash proceeds of $84,100, being $3,978 for par value shares and $80,122 for capital in excess of par value.  There were 3,977,500 common shares issued and outstanding at June 30, 2013 and 2012.  Of these shares, 2,500,000 were issued to directors and officers of the Company.

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

Exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from April 22, 2010 (date of inception) through June 30, 2013 of $132,127 will begin to expire in 2030. The provision for income taxes differs from the amounts which would be provided by applying the combined statutory federal and state income tax rate of 43.8% to net the loss before provision for income taxes for the following reasons:

	June 30, 2013	June 30, 2012
Income tax expense at statutory rate	$(20,765)	$(18,202)
Change in Valuation allowance	20,765	18,202
Income tax expense per books	$-	$-

          Net deferred tax assets consist of the following components as of:

	June 30, 2013	June 30, 2012
NOL carryover	$132,127	$84,719
Valuation allowance	(132,127)	(84,719)
Net deferred tax asset	$-	$-

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2013. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended exploration stage activities. All tax years from inception are open for examination.

NOTE 5 -     DUE TO RELATED PARTY

As of June 30, 2013 and 2012, the Company was obligated to a director, who is also an officer and stockholder, for a non-interest bearing demand loan with a balance of $42,919 and 31,000, respectively. The Company plans to pay the loan back as cash flows become available.

A director of the Company, through his association with Gold Explorations, LLC (see Note 6), will receive compensation for the work and exploration programs performed on the property.  Gold Explorations, LLC received $29,167 per our Mineral Claim Purchase Agreement, as described in Note 6.

NOTE 6 -     MINERAL PROPERTY COSTS

By agreement dated May 17, 2010, as amended on February 8, 2012 and May 17, 2013, with Gold Explorations, LLC, of Minden, Nevada, the Company acquired an option to earn a 100% undivided interest in certain properties consisting of 6 unpatented mineral claims (the “Property”), located in Esmeralda County, Nevada, USA.

Upon execution of the agreement, Gold Explorations, LLC transferred 100% interest in the mineral claims to the Company for $100,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$10,000
On or before May 17, 2011 (paid)	5,000
On or before May 17, 2012 (paid)	10,000
On or before October 17, 2013	5,000
On or before May 17, 2014	15,000
On or before May 17, 2015	55,000
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

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of June 30, 2013, the Company met these obligations.

The Property is subject to a 3% royalty, to Gold Explorations, LLC, on all mineral commodities sold from the Property.  This royalty shall be reduced to 1.5% upon payment to Gold Explorations, LLC of $1,000,000 USD at any time. As of June 30, 2013, no such royalties were incurred or payable.

NOTE 7 -     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the year ended June 30, 2013, the Company has a loss from operations of $47,408, an accumulated deficit of $132,127, and working capital deficiency of $48,027, and has earned no revenues since inception.  The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2014 and subsequently.

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

None.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of June 30, 2013 based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Stephen Spalding	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer and Director	66	April 22, 2010
Michael Stiege	Secretary and Director	64	June 25, 2010

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

Michael is currently a Director, Secretary and principal officer of Kukulcan Diversified Corp of Canada (KDC).  In the USA KDC acquired the assets of Manitoulin Holdings LLC, a private CA company formed in 2000.  Kukulcan has interests in property and land development, software, communications, and manufacturing operations. Mr. Stiege is also currently a trustee for trusts and estates in Canada.

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

Board and Committee Meetings

Our board of directors currently consists of two members, Stephen Spalding and Michael Stiege. The Board held no formal meetings during the year ended June 30, 2013. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2013 and 2012, who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Spalding(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	2,400 2,400	2,400 2,400
Michael Stiege(2) Secretary and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Steve Karolyi(3)	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	4,167 10,000	4,167 10,000

(1)

Mr. Spalding was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, and a director of the Company on April 22, 2010. Mr. Spalding, as of July 1, 2011, is receiving $200 per month for providing office space.

(2)	Mr. Stiege was appointed a director of the Company on June 25, 2010 and additionally as Secretary on November 28, 2011.

(3)

Mr. Karyoli served as a director of the Company from October 29, 2010 to September 25, 2013. Mr. Karolyi, who is co-owner of Gold Explorations, LLC, received compensation for the work and exploration programs performed on the Property, as previously described herein. Gold Exploration, LLC has received $29,167, from the Company, per our Mineral Claim Purchase Agreement.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended June 30, 2013.

Option Exercises and Stock Vested

During our Fiscal year ended June 30, 2013, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Stephen Spalding 905 Ventura Way Mill Valley, CA 94941	2,000,000 common shares Direct ownership	50.3%
Michael Stiege 905 Ventura Way Mill Valley, CA 94941	500,000 common shares Direct ownership	12.6%
Directors and Executive Officers as a Group(1)	2,500,000 common shares	62.9%

           (1)      Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2013. As of September 30, 2013, there were 3,977,500 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Messrs. Spalding, and Stiege, our only directors, are not independent directors as they also serve as our executive officers.

As of June 30, 2013, the Company was obligated to Stephen Spalding, a Director and sole Officer of the Company, for a non-interest bearing demand loan with a balance of $42,919.

As of July 1, 2011, we have been paying office rent of $200 per month to Stephen Spalding, on a month-to-month basis.

Steve Karolyi, a former director of the Company, who is co-owner of Gold Explorations, LLC, received compensation for the work and exploration programs performed on the Property, as previously described herein. Gold Exploration, LLC received $29,167, from the Company, per our Mineral Claim Purchase Agreement.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2013	Year Ended June 30, 2012
Audit Fees (1)	$9,500	$11,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$9,500	$11,000

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

VERDE RESOURCES, INC.
(Registrant)

Dated: September 30, 2013	/s/ Stephen Spalding
Stephen Spalding
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 30, 2013	/s/ Stephen Spalding
Stephen Spalding
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)

Date: September 30, 2013	/s/ Michael Stiege
Michael Stiege
Secretary and Director