Form 10-Q
period 2013-09-30
VERDE RESOURCES, INC.
filed 2013-11-14
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-170935

Verde Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-2448672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1503, 15/F, The Phoenix, 21-25 Luard Road, Wanchai, Hong Kong
(Address of principal executive offices)

(852) 21521223
(Registrant’s telephone number, including area code)

905 Ventura Way, Mill Valley, CA 94941
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 13, 2013 there were 83,977,500 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Item 1.      Financial Statements.

VERDE RESOURCES, INC.

(An Exploration Stage Company)

INDEX TO INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD OF APRIL 22, 2010 (INCEPTION) TO SEPTEMBER 30, 2013

Verde Resources, Inc.

(An Exploration Stage Company)

Condensed Balance Sheets

	As at September 30,	As at June 30,
	2013	2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,106	$2,102
Total Current Assets	1,106	2,102

TOTAL ASSETS	$1,106	$2,102

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$7,195	$7,210
Notes payable – related party	49,919	42,919
Total Current Liabilities	57,114	50,129

TOTAL LIABILITIES	57,114	50,129

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 3,977,500 shares issued and outstanding	3,978	3,978
Additional paid-in capital	80,122	80,122
Deficit accumulated during the exploration stage	(140,108)	(132,127)
Total Stockholders’ Deficit	(56,008)	(48,027)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,106	$2,102

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Cumulative From Inception (April 22, 2010) to September 30,
	2013	2012	2013

REVENUES:	$-	$-	$-

OPERATING EXPENSES:

Mining property costs

	2,560	907	42,514

General and administrative

	636	608	6,321

Professional fees

	4,785	7,961	91,273
Total Operating Expenses	7,981	9,476	140,108

OTHER INCOME (EXPENSE)	-	-	-

NET LOSS

	$(7,981)	$(9,476)	$(140,108)

Basic and Diluted Loss per Common Share

	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding

	3,977,500	3,977,500

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,		Cumulative From Inception (April 22, 2010) to September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,981)	$(9,476)	$(140,108)

Changes in Operating Assets and Liabilities:
Accounts payable and accrued liabilities	(15)	501	7,195
Net cash used in operating activities	(7,996)	(8,975)	(132,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable - related party	7,000	-	50,919
Payments on notes payable – related party	-	-	(1,000)
Issuance of common stock for cash	-	-	84,100
Net cash provided by financing activities	7,000	-	134,019

Net increase (decrease) in cash and cash equivalents	(996)	(8,975)	1,106

Cash and cash equivalents - beginning of period	2,102	31,502	-

Cash and cash equivalents - end of period	$1,106	$22,527	$1,106

Supplemental Cash Flow Disclosure:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements

September 30, 2013

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

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2013 are not necessarily indicative of the operating results for the full years.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).  These audited financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,106 and $2,102 in cash and cash equivalents at September 30, 2013 and June 30, 2013, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2013	2012

Net loss applicable to common shares	$(7,981)	$(9,476)

Weighted average common shares
outstanding (Basic)	3,977,500	3,977,500
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	3,977,500	3,977,500

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

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

Share Issuance

Since inception (April 22, 2010) to September 30, 2013, the Company has issued 2,500,000 and 1,477,500 common shares at $0.01 and $0.04 per share, respectively, resulting in total cash proceeds of $84,100, being $3,978 for par value shares and $80,122 for capital in excess of par value.  There were 3,977,500 common shares issued and outstanding at September 30, 2013 and June 30, 2013.  Of these shares, 2,500,000 were issued to directors and officers of the Company.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 4 -     DUE TO RELATED PARTY

During the period, an officer and director advanced the Company $7,000 for operating expenses. As of September 30, 2013 and June 30, 2013, the Company was obligated to this director, who is also a stockholder, for this non-interest bearing demand loan with balances of $49,919 and 42,919, respectively. The Company plans to pay the loan back as cash flows become available.

NOTE 5 -     MINERAL PROPERTY COSTS

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

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.   As of September 30, 2013, the Company met these obligations.

The Property is subject to a 3% royalty, to Gold Explorations, LLC, on all mineral commodities sold from the Property.  This royalty shall be reduced to 1.5% upon payment to Gold Explorations, LLC of $1,000,000 USD at any time. As of September 30, 2013, no such royalties were incurred or payable.

NOTE 7 -     GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended September 30, 2013, the Company has a loss from operations of $7,981, an accumulated deficit of $140,108, and working capital deficiency of $56,008, and has earned no revenues since inception.  The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2014 and subsequently.

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

NOTE 8 -     SUBSEQUENT EVENTS

On October 17, 2013, the Company provided written notice to Gold Explorations, LLC, that the Purchase Agreement dated May 17, 2013, and amended February 8, 2012, and May 17, 2013 (the “Purchase Agreement”), has been cancelled according to the terms of the Purchase Agreement.  By providing this notification, the Company has no further obligations under the Purchase Agreement and has released any interest in the mineral claims located in Esmeralda County, Nevada.

On October 25, 2013, Verde Resources, Inc. entered into an Assignment Agreement For the Assignment of Management Right in Merapoh Gold Mines in Malaysia with Federal Mining Resources Limited (“Federal Mining”), a company incorporated under the laws of the British Virgin Islands.  Under the terms of the Agreement, Federal Mining assigned its management rights to the Company, through its newly-formed subsidiary, Gold Billion Global Ltd., in exchange for 80,000,000 shares of the Company’s common stock.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional items to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K, as filed on September 30, 2013.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Results of Operations

We have generated no revenues since inception (April 22, 2010) and have incurred $140,108 in expenses through September 30, 2013

The following table provides selected financial data about our company for the three months ended September 30, 2013 and year ended June 30, 2013.

Balance Sheet Date	9/30/13	6/30/13

Cash	$1,106	$2,102
Total Assets	$1,106	$2,102
Total Liabilities	$57,114	$50,129
Stockholders’ Deficit	$56,008	$48,027

Description of Business

We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion on our audited financial statements for the year ended June 30, 2013.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the Property.  That cash must be raised from other sources.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business. As of September 30, 2013, the Company had $1,106 in cash on hand.

On October 17, 2013, the Company provided written notice to Gold Explorations, LLC, that the Purchase Agreement dated May 17, 2013, and amended February 8, 2012, and May 17, 2013 (the “Purchase Agreement”), has been cancelled according to the terms of the Purchase Agreement.  By providing this notification, the Company has no further obligations under the Purchase Agreement and has released any interest in the mineral claims located in Esmeralda County, Nevada.

On October 25, 2013, Verde Resources, Inc. entered into an Assignment Agreement For the Assignment of Management Right in Merapoh Gold Mines in Malaysia with Federal Mining Resources Limited (“Federal Mining”), a company incorporated under the laws of the British Virgin Islands.

Federal Mining owns 85% equity interest in Champmark SDN BHD, a privately limited liability company incorporated in Malaysia.  Champmark is the Mining Contractor of the Mining Lease for Site IV-1 at the Merapoh Gold Mine under the Contract for Work with MMC Corporation Berhad, the Permit Holder of the Mining Lease.

Under the terms of the Agreement, Federal Mining will assign its management rights of Champmark’s mining operation in the Mining Lease to the Company, through its newly-formed subsidiary, Gold Billion Global Ltd., in exchange for 80,000,000 shares of the Company’s common stock.

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

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.  We will require equity and/or debt financing to provide for the capital required to implement our research and exploration phase. We will require additional funds to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

From inception until the date of this filing, we have had limited operating activities.  Our financial statements from inception (April 22, 2010) through the period ended September 30, 2013, reported no revenues and a net loss of $140,108.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of September 30, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of the Assignment Agreement described in item 2 above, the Company will issue 80,000,000 shares of the Company’s common stock.  The shares were not registered in reliance on exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b).  The Company’s reliance on Section 4(2) of the Securities Act was based upon the following factors:  (a)the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or conterminous public offerings of the securities by the Company; and (d) the negotiations for the sale of the stock took place directly between the offeree and the Company.  No underwriters or agents were used in this transaction and no commissions or finder’s fees were paid.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.                  Description

31.1                       Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2                       Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1                       Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*

*  The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2013, and June 30, 2013, (ii) Condensed Statements of Operations for the three months ended September 30, 2013 and 2012, and cumulative from inception (April 22, 2010) to September 30, 2013, (iii) Condensed Statements of Cash Flows for the three months ended September 30, 2013 and 2012, and cumulative from inception (April 22, 2010) to September 30, 2013, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: November 13, 2013	/s/ Wu Ming Ding
Wu Ming Ding
President
(Principal Executive Officer)