Form 10-Q
period 2013-12-31
VERDE RESOURCES, INC.
filed 2014-02-21
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Yes[X] No [ ]

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

As of December 31, 2013 there were 84,052,500 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

Item 1.      Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED DECEMBER 31, 2013

 Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at December 31,	As at October 25,
	2013	2013
ASSETS	(Unaudited)	(Proforma)
Current Assets
Cash and cash equivalents	$17,386	$18,506
Accounts receivable	15,657	12,701
Inventories	4,390	19,814
Other deposit & prepayment	145,936	2,974
Total Current Assets	$183,369	$53,995
Long Term Assets
Property, plant and equipment	$1,578,050	$1,920,600
Total Long Term Assets	$1,578,050	$1,920,600

TOTAL ASSETS	$1,761,419	$1,974,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$2,368,975	$2,488,259
Advanced from sub-contractor & related parties	436,443	468,280
Accrual	340,919	329,272
Loans from banks	60,096	99,985
Other payable	3,427	2,280
Total Current Liabilities	$3,209,860	$3,388,076
Long term Liabilities
Other payable	$107,737	$162,467
Total Long Term Liabilities	$107,737	$162,467

TOTAL LIABILITIES	$3,317,597	$3,554,543

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding		-
Common stock, par value $0.001, 100,000,000 shares authorized, 84,052,500 & 83,977,500 shares issued and outstanding as of December 31, 2013 & October 25, 2013	$84,053	$83,978
Additional paid-in capital	307,235	132,963
Accumulated deficit	(1,698,711)	(1,509,786)
Accumulated other comprehensive loss	58,263	(7,551)
Non-controlled interest	(307,018)	(279,552)
Total Stockholders’ Deficit	$(1,556,178)	$(1,579,948)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,761,419	$1,974,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

REVENUES

Revenue

$

172,978

$

-

$

344,730

$

-

Cost of revenue

	(402,970)		820,155
Gross loss

	(229,992)		(475,425)
OPERATING EXPENSES:

Selling, general & administrative expenses

	154,975	19,463	210,672	28,939
LOSS FROM OPERATIONS

$

	(384,967)	$(19,463)	$(686,097)	$(28,939)

OTHER INCOME (EXPENSE)

	22,466	-	54,836	-

NET LOSS BEFORE INCOME TAX

$

	(362,501)	$(19,463)	$(631,261)	$(28,939)

Provision of Income Tax

		-		-
NET LOSS

$

	(362,501)	$(19,463)	$(631,261)	$(28,939)

Non-controlled interest	36,977	-	76,093	-
Net loss contributed to the group	(325,524)	(19,463)	(555,168)	(28,939)

Other comprehensive loss

Foreign currency translation loss	$		$-	$(58,263)	$

Comprehensive loss

	$		$(19,463)	$(613,431)		$(28,939)

Basic and Diluted Loss per Common Share

		$(0.0192)	$(0.00)	$(0.0334)		$(0.01)

Weighted Average Number of Common Shares Outstanding

		18,892,089	3,977,500	18,892,089		3,977,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(631,262)	$(28,939)
Adjustments to reconcile loss to net cash used in operations
Depreciation	381,290	-
Reorganization	(3,387,628)	-
Disposal of fixed assets	10,330

Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(15,945)	-
Due from shareholder	-	-
Deposits	(146,267)	-
Inventory	(4,471)	-

Increase (decrease) in:
Accounts payable	2,412,686	(1,022)
Accrued liabilities	307,374	-
Advanced from sub-contractor & related parties	434,146	-
Other payable	3,490	-
	-	-

Net cash (used in) operating activities	(636,257)	(29,961)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	69,619	-
Net cash (used in) investing activities	69,619

Cash flows from financing activities:
Proceeds from bank loans	298,826	-
Repayments of bank loans	(127,896)	-
Proceeds from issuance of common stock	307,188	-
Net cash provided by financing activities	478,118	-

Net increase/(decrease) in cash and cash equivalent	(88,520)	(29,961)

Effect of exchange rate changes on cash	87,400	-

Net (decrease) in cash and cash equivalents	(1,120)	-
Cash and cash equivalents at beginning of year	18,506	31,502
Cash and cash equivalents at end of year	$17,386	$1,541

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$3,783	$-

Supplementary non-cash information
Reorganization	$(3,387,628)	$-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(Unaudited)

NOTE 1 -     ORGANIZATION AND DESCRIPTION OF BUSINESS

Verde Resources, Inc. (the “Company” or “VRDR”) was incorporated on April 22, 2010 in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

Gold Billion Global Limited (“Gold Billion” or the “Company”) was incorporated in British Virgin Islands on February 7, 2013. The Company is setup by the Board of Director of Federal Mining Resources Limited (“FMR”). The major operation of the Company is to manage and monitor the mineral exploration and mining projects of FMR.

On July 1, 2013, FMR has assigned its rights and obligation on Champmark Sdn Bhd (“CSB”) to the Company. Four of the five members of CSB Board of Directors were appointed by FMR, with two of the FMR Board of Directors currently sitting on the CSB Board. According to ASC 810-05-08 A, CSB is a deemed subsidiary of the Company where it has controlled the CSB Board of Directors, has assigned rights to receive future benefits and residual value, and obligation to absorb loss and finance for CSB by FMR. The Company has the power to direct the activities of CSB that most significantly impact CSB’s economic performance and the obligation to absorb losses of CSB that could potentially be significant to the CSB or the right to receive benefits from CSB that could potentially be significant to CSB. The Company is the primary beneficiary of CSB because it has been assigned with all relevant rights and obligation and can direct the activities of CSB through the common directors and the 85% shareholder, FMR. Under 810-23-42, 43, it is determined that CSB is de-facto agent of the Company and the Company is the de-facto principal of CSB. GBL will start to consolidate CSB from July 1, 2013 and the Company will consolidated GBL and CSB from October 25, 2013 onwards.

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended December 31, 2013 are not necessarily indicative of the operating results for the full years.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).  These condensed consolidated financial statements are expressed in United States dollars ($).  Financial statements prepared in accordance with GAAP contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated audited financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of Verde Resources, Inc., its wholly owned subsidiary Gold Billion Global Limited (“GBL”) and the 85% of the deemed subsidiary variable interest of Champmark SDN BHD (“CSB”). All inter-company balances and transactions between the Company and its subsidiary and variable interest entity (VIE) have been eliminated upon consolidation.

The Company has adopted ASC Topic 810-10-5-8, “Variable Interest Entities”, which requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

Variable Interest Entity

On July 1, 2013, the Company’s subsidiary, GBL entered into a series of agreements (“VIE agreements”) with FMR and details of the VIE agreements are as follows :

1.     Management Agreement, FMR entrusted the management rights of its subsidiary CSB to GBL that include:

i)       management and administrative rights over the day-to-day business affairs of CSB and the mining operation at Site IV-1 of the Merapoh Gold Mine;

ii)       final right for the appointment of members to the Board of Directors and the management team of CSB;

iii)      act as principal of CSB;

iv)     obligation to provide financial support to CSB;

v)      option to purchase an equity interest in CSB;

vi)     entitlement to future benefits and residual value of CSB;

vii)    right to impose no dividend policy;

viii)   human resources management.

2.     Debt Assignment, FMR assigned to GBL the sum of money in the amount of US Dollars Three Hundred Nine Thousand Three Hundred Thirty One And Cents Ninety Two Only (US$ 309,331.92), now due to GBL from CSB under the financing obligation from the FMR to CSB.

With the above agreements, GBL demonstrates its ability to control CSB as the primary beneficiary and the operating results of the VIE was included in the condensed consolidated financial statements for the three months ended December 31, 2013.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $17,386 and $18,506 in cash and cash equivalents at December 31, 2013 and October 25, 2013, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At December 31, 2013 and October 25, 2013, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge.  As of December 31, 2013 and October 25, 2013, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.  At December 31, 2013 and October 25, 2013 there was no allowance for doubtful accounts.

Fair Value

ASC Topic 820 “Fair Value Measurement and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

●  Level 1—defined as observable inputs such as quoted prices in active markets;

●  Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

●  Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, other receivables, payables, and short term and long term debt. The carrying values of cash and cash equivalents, trade receivables, other receivables, and payables approximate their fair value due to their short maturities. The carrying value of long term debt approximates the fair value of debt of similar terms and remaining maturities available to the company.

The Company’s non-financial assets are measured on a recurring basis. These non-financial assets are measured for impairment annually on the Company’s measurement date at the reporting unit level using Level 3 inputs. For most assets, ASC 820 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied.

The Company’s non-financial assets measured on a non-recurring basis include the Company’s property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present.  ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the re-measurement at fair value is performed.

The Company did not have any convertible bonds as of December 31, 2013 and October 25, 2013.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“$”) and the accompanying consolidated financial statements have been expressed in United States dollars. The Company’s functional currency is the Malaysian Ringgit ( “MYR”) which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In accordance with ASC Topic 830 “Translation of Financial Statements”, capital accounts of the consolidated financial statements are translated into United States dollars from MYR at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year.  The resulting exchange differences are recorded in the consolidated statement of operations.

	December 31, 2013	October 25, 2013
Period-end MYR : $1 exchange rate	0.3035	0.3163
Average MYR : $1 exchange rate	0.3091	0.3091

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation changes.

Segment Reporting

The Company currently engages in one operation segment: Gold Mining: consisting principally of management services.  The Company’s major operation is located in Malaysia.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on April 22, 2010 and has not yet realized any revenue from its planned operations. It has been primarily engaged in the acquisition, exploration, and development of mining properties.  The Company will no longer in the exploration stage after the reverse take-over with its subsidiary GBL.

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

Revenue Recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues primarily from the sales of gold mineral to registered gold trading company in Malaysia. The Company generally recognizes its revenues at the time of gold sales and its selling price is determined by the prevailing market value of gold bullion quoted by the registered gold trading company in Malaysia. Sales invoice will be duly presented to the trading companies when delivery is completed and revenue is then recognized.

Cost of Revenue

The cost of revenue consists of exploration cost, production cost, management cost, sub-contractor cost, and royalty and tribute payment which are levied on the gross revenue at the rate of 18% on the invoiced value of gold sales.

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs”. Advertising expenses incurred for the periods ended December 31, 2013 and December 31, 2012 were $0.

Income Taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”).  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of December 31, 2013 and October 25, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 3 -   CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At October 25, 2013 and June 30, 2013 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 -   INVENTORIES

Inventories, at December 31, 2013 and October 25, 2013 are summarized as follows:

	December 31, 2013	October 25, 2013
Inventories	$4,390	$19,814

The inventories represent the gold minerals as at December 31, 2013 and October 25, 2013.

NOTE 5 -   ACCOUNTS PAYABLE AND ADVANCED FROM SUB-CONTRACTOR AND RELATED PARTIES

Accounts Payable

Accounts payable at October 25, 2013 and June 30, 3013 consist of the following items:

	December 31, 2013	October 25, 2013
Due to Changxin Wanlin Technology Co Ltd(*)	$2,087,114	$2,138,108
Other accounts payable	281,861	350,151
	$2,368,975	$2,488,259

(*)Due to Changxin Wanlin Technology Co Ltd are accounts payable derived from ordinary business transactions. One of the director of Changxin Wanlin Technology Co. Ltd., Wu Ming Ding, are also the director of CSB. This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms.

Advanced from subcontractor & related parties

Advanced from subcontractor & related parties at December 31, 2013 and October 25, 2013 consist of the following items:

	December 31, 2013	October 25, 2013
Advanced from sub-contractor BOG	$385,494	$393,512
Advanced from directors, ex-director related	40,786	74,768
to advancement to the Company(#1)		-
Advanced from Federal Mining Resources Limited(#2)	10,163
	$436,443	$468,280

(#1)Advanced from directors or ex–director of CSB are advancement to CSB related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#2)One of the directors of Federal Mining Resources Limited, Mr. Wu Ming Ding, are also the director of the Company. The advance related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2013 and October 25, 2013 are summarized as follows:

	December 31, 2013	October 25, 2013
Land and Building	$1,193,622	$1,243,963
Plant and Machinery	208,335	453,068
Office equipment	23,900	24,908
Project equipment	1,354,834	1,411,973
Computer	13,000	13,548
Motor Vehicle	339,461	353,778
Accumulated depreciation	(1,555,102)	(1,580,638)
	$1,578,050	$1,920,600-

The depreciation expenses charged for the period ended December 31, 2013 and 2012 was $381,290 and $0.

NOTE 7 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	December 31, 2013	October 25, 2013
Loans from banks	$60,096	99,985

Loans from banks (non-current)	107,737	162,467
Total	$167,877	262,452

Hire purchase installment loans with total amount $181,472 and $285,328 as at December 31, 2013 and October 25, 2013 are $167,833 and $262,452 net of imprest charges equivalent to interest $13,639 and $22,876 are summarized as follows:

				December 31, 2013	October 25, 2013
	Interest Rate		Monthly Due
Financial institution in Malaysia	N/A	*	352	$5,976	$7,328
Financial institution in Malaysia	N/A	*	749	3,739	5,458
Financial institution in Malaysia	N/A	*	832	-	19,071
Financial institution in Malaysia	N/A	*	756	14,365	16,548
Financial institution in Malaysia	N/A	*	1,242	-	29,759
Financial institution in Malaysia	N/A	*	1,242	12,026	32,347
Financial institution in Malaysia	N/A	*	349	-	13,608
Financial institution in Malaysia	N/A	*	344	12,026	13,608
Financial institution in Malaysia	N/A	*	1,211	30,285	35,350
Financial institution in Malaysia	N/A	*	1,929	87,089	94,888
Financial institution in Malaysia	N/A	*	347	15,966	17,363

Hire purchase loans payable to banks				$181,472	$285,328

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 6.34% for the entire loans life and periods.

The scheduled maturities of the CSL’s hire purchase installment loans are as follows:

J
December 31,
2014	$67,745
2015	57,754
2016	36,678
2017	19,295
2018
Later years
Total minimum hire purchase installment payment	$181,472
Less: Amount representing imprest charges equivalent to interest (current portion: $7,649 and non-current portion:$5,990)	13,639
Present value of net minimum lease payments (#)	$167,833

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as of at December 31, 2013.

NOTE 8 – INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income.

A reconciliation between the income tax computed at the Japan statutory rate and the Company’s provision for income tax is as follows:

	Period ended
	December 31, 2013	October 25, 2013
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valaution allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	December 31, 2013		October 25, 2013
Deferred tax assets:
Tax attribute carryforwards	$		80,522

Valuation allowances			(80,522)
Total		$-	-

The Company has recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period December 31, 2013 and October 25, 2013 or balance sheet as of December 31, 2013 and October 25, 2013. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As at December 31, 2013, the Company’s office rent has expired and is currently being rent under month to month term. There are no commitments and contract on such rental expenses.

As at December 31, 2013, the Company’s hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

NOTE 10 – EARNINGS/(LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2013	2012

Net loss applicable to common shares	$384,967	$(19,463)

Weighted average common shares
outstanding (Basic)	18,892,089	3,977,500
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	18,892,089	3,977,500

Net loss per share (Basic and Diluted)	$(0.0192)	$(0.00)

	Six Months Ended December 31,
	2013	2012

Net loss applicable to common shares	$(686,097)	$(28,939)

Weighted average common shares
outstanding (Basic)	18,892,089	3,977,500
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	18,892,089	3,977,500

Net loss per share (Basic and Diluted)	$(0.0334)	$(0.01)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 11 -   CAPITAL STOCK

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

On October 25, 2013, the Company issued 80,000,000 common shares at par value under the terms of the Assignment Agreement whereby FMR will assign its management rights of CSB’s mining operation in the Mining Lease to VRDR, through its wholly-owned subsidiary GBL, in exchange for 80,000,000 shares of the Company’s common stock.

On November 11, 2013, the Company issued 75,000 common shares at US$1.75 per share to Marketing Management International, LLC (“MMI”), a Florida Limited Liability Company, under the terms of the Consulting Agreement for the engagement of its consulting services.

There were 84,052,500 common shares issued and outstanding at December 31, 2013 compared to 3,977,500 common shares issued and outstanding at September 30, 2013.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 12 - RELATED PARTY TRANSACTIONS

As at December 31, 2013, advances made by directors or ex-director of CSB of $40,786 and two companies of $2,097,277related to the ordinary business transactions.  One of the director of these two companies is also the director of VRDR and GB. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms.

NOTE 13 -   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended December 31, 2013, the Company has a loss from operations of $384,576 and working capital deficiency of $3,026,491. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2014 and subsequently.

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

NOTE 14 -   CONCENTRATIONS

Suppliers

The Company’s major suppliers for the period ended December 31, 2013 and 2012 are listed as following:

Subcontractors			Accounts Payable
	Six	Six
	Months	Months
	Ended	Ended
Major Suppliers	Dec 31, 2013	Dec.31, 2012	Dec 31, 2013	Dec.31, 2012
Company A	100%	100%	0%	0%

Customers

The Company’s major customers for the six months ended December 31, 2013 and 2012 are listed as following:

Sales			Accounts Receivable
	Six	Six
	Months	Months
	Ended	Ended
Major Customers	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012
Company M	100%	0%	0%	0%

NOTE 15 -   SUBSEQUENT EVENTS

On February 17, 2014, the Company entered into a Supplementary Agreement to the Assignment Agreement and completed an acquisition of Gold Billion Global Limited (“GBL”) pursuant to the Supplementary Agreement. The acquisition was a reverse acquisition in accordance with ASC 805-40 “Reverse Acquisitions”. The legal parent was Verde Resources, Inc. which was the accounting acquiree while GBL was the accounting acquirer. There was a 15% non-controlling interest of Champmark SDN BHD (“CSB”) after the acquisition. This transaction was accounted for as a recapitalization effected by a share exchange, wherein GBL with its 85% deemed subsidiary CSB was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

As a result of the acquisition, the Company holds 100% equity interest in GBL and 85% variable interest in CSB. Our consolidated subsidiaries include GBL being our wholly-owned subsidiary and 85% of CSB being a variable interest entity (VIE) and deemed subsidiary of GBL.

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

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Business Overview

The Company is a Nevada company that conducts business operations in Pahang Malaysia through Champmark Sdn Bhd (“CSB”), a privately limited liability company incorporated in Malaysia which is a deemed subsidiary under the management control of our 100% subisidary GBL.

On October 25, 2013, we entered into an Assignment Agreement For the Assignment of Management Right in Merapoh Gold Mines in Malaysia (“Assignment Agreement”) with Federal Mining Resources Limited (“FMR”), a company incorporated under the laws of the British Virgin Islands.

FMR owns 85% equity interest in CSB, a privately limited liability company incorporated in Malaysia. CSB is the Mining Contractor of the Mining Lease for Site IV-1 at the Merapoh Gold Mine under the Contract for Work with MMC Corporation Berhad, the Permit Holder of the Mining Lease.

Under the terms of the Assignment Agreement, FMR will assign its management rights of CSB’s mining operation in the Mining Lease to the Company, through its wholly-owned subsidiary Gold Billion Global Limited (“GBL”), in exchange for 80,000,000 shares of the Company’s common stock, which constituted 95.26% of our issued and outstanding capital stock as of and immediately after the consummation of the acquisition.

GBL was setup on February 7, 2013 by the Board of Directors of FMR to monitor the CSB operation. The acquisition of 100% of the issued and outstanding capital stock of GBL was agreed upon on October 18, 2013 and completed on October 25, 2013 subject to the approval of the Board of Directors and the audit of GBL.

On February 17, 2014, we entered into a Supplementary Agreement to the Assignment Agreement and completed a reverse acquisition of GBL pursuant to the Supplementary Agreement. As a result of the acquisition, the Company holds 100% equity interest in GBL and 85% variable interest in CSB. Our consolidated subsidiaries include GBL being our wholly-owned subsidiary and 85% of CSB being a variable interest entity (VIE) and deemed subsidiary of GBL.

Corporate History and Structure

Verde Resources, Inc. was incorporated on April 22, 2010 in the State of Nevada, U.S.A. On October 17, 2013, Stephen Spalding and Michael Stiege resigned from all of their positions as officers and directors of the Company that complies with the requirements of Section 14f-1 of the Exchange Act. In addition, the following persons were appointed to serve as directors and to assume the responsibilities of officers on October 17, 2013. Mr. Wu Ming Ding, as President,and Director; Mr. Balakrishnan B S Muthu as Treasurer Chief Financial Officer, General Manager and Director; and Mr. Liang Wai Keen as Secretary. Mr. Wu and Mr. Muthu were added to the Board of Directors.

On October 17, 2013, the Company provided written notice to Gold Explorations, LLC, that the Purchase Agreement dated May 17, 2010, amended February 8, 2012, and further amended May 17, 2013 (the “Purchase Agreement”), has been cancelled according to the terms of the Purchase Agreement. By providing this notification, the Company has no further obligations under the Purchase Agreement and has released any interest in the mineral claims located in Esmeralda County, Nevada.

The following diagram illustrates our current corporate structure:

According to ASC 810-05-08 A, CSB is a deemed subsidiary of GBL where GBL has control the Board of Directors of CSB, rights to receive future benefits and residual value, and obligation to absorb loss and finance for CSB. GBL has the power to direct the activities of CSB that most significantly impact CSB’s economic performance and the obligation to absorb losses of CSB that could potentially be significant to the CSB or the right to receive benefits from CSB that could potentially be significant to CSB. GBL is the primary beneficiary of CSB because GBL can direct the activities of CSB through the common directors and 85% shareholder FMR. Under 810-23-42, 43, it is determined that CSB is de-facto agent of the principal GBL and so GBL will consolidate CSB from July 1, 2013.

Contractual Arrangements

Our exploration and mining business is currently provided through contractual arrangements with CSB through our wholly-owned subsidiary GBL.

CSB, the VIE of GBL, sells gold bullion directly to the registered gold trading company in Malaysia. We have been and are expected to continue to be dependent on our VIE to operate our exploration and mining business. GBL has entered into contractual arrangements with its VIE, which enable us to exercise effective control over the VIE, receive substantially all of the economic benefits from the VIE, and have the option to purchase equity interests in the VIE.

On July 1, 2013, the Company’s subsidiary GBL entered into a series of agreements (“VIE agreements”) with FMR and details of the VIE agreements are as follows :

1.     Management Agreement, FMR entrusted the management rights of its subsidiary CSB to GBL that include:

i)              management and administrative rights over the day-to-day business affairs of CSB and the mining operation at Site IV-1 of the Merapoh Gold Mine;

ii)             final right for the appointment of members to the Board of Directors and the management team of CSB;

iii)            act as principal of CSB;

iv)            obligation to provide financial support to CSB;

v)             option to purchase an equity interest in CSB;

vi)            entitlement to future benefits and residual value of CSB;

vii)           right to impose no dividend policy;

viii)          human resources management.

2.     Debt Assignment, FMR assigned to GBL the sum of money in the amount of US Dollars Three Hundred Nine Thousand Three Hundred Thirty One And Cents Ninety Two Only (US$ 309,331.92), now due to GBL from CSB under the financing obligation from the FMR to CSB.

With the above agreements, GBL demonstrates its ability to control CSB as the primary beneficiary and the operating results of the VIE was included in the condensed consolidated financial statements for the six months ended December 31, 2013.

CSB holds the operating right to Merapoh Gold Mine (the "Mine") with all regulatory and government operating licenses in Malaysia.

Stage Of Operation

The Company does not own any title and/or concession right in any mines. The Company is undertaking natural mineral resource extraction management services. The Company is going to hire a mine management team to supervise the mineral resource extraction activities to ensure that the operations can be carried out without significant problems.

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in production stage where the mine has produced approximately 10 kilogram gold from July to December 2013. According to ASC 930-330-20 Glossary, the production phase is defined as “when saleable minerals are extracted (produced) from an ore body, regardless of the level of production”. However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effective and efficiency at minimum cost.

Current Mining Property and Location

Merapoh Gold Mine (the “Mine”)

The Merapoh Gold Mine is located in northern Pahang, with convenient road access through Kelantan directly to mine site and is about 400 kilometers away from Kuala Lumpur. The Mine is located in the middle of Malaysia gold metallogenic belt. The central gold belt is the source of the majority of the gold deposits in the peninsula. It lies between the western and eastern tin belts and extends from Kelantan (Sungai Pergau, Sungai Galas) to Pahang (Merapoh, Kuala Lipis, Raub), Terengganu (Lubuk Mandi), Negri Sembilan and Johor (Gunung Ledang).

Description of the Mining Process

A planned sequence of events is involved in mining a pit:

•    Identifying the resource

•    Creating access to the ore body

•    Removing the ore from the ore body

•    Refining of the concentrate

Our in-house exploration team identifies target and undertake exploration. Before any hole is drilled or rock mined, much planning goes into making sure the mining sequence runs smoothly and safely as possible. The process of creating access to the possible ore body includes possible ore excavation, possible ore assessment and possible ore segregation.

Process for removing ore concentrates from the ore body

1.  The ore body is transported to the treatment plants in vehicles capable of hauling huge, heavy loads.

2.  The ore body is separated into Ore Type 1 Stockpile and Ore Type 2 Stockpile.

3.  The monitor washes finer gold bearing material off larger rocks which is screened on an inclined coarse wire screen.

4.  An excavator is used to turn over the rocks so wash is removed from all sides of the coarse material.

5. A monitor pushes the rock down the inclined coarse screen where the course is removed and stockpiled at the bottom.

6.  Finer material passes through the mesh screen into the sluice system and runs over the sluice.

7.  The carpets are removed and taken to refining facility for gold recovery.

8.  A suction pipe recovers water of the fine tailings pond for use in the system.

Refining of the concentrate

1.  The carpets holding concentrate from the sluice are brought to a shed in the camp site where the gold refined.

2.  The first stage of the refining is to wash the gold containing concentrate into large bins. This is pumped to a jig and shaking table.

3.  Nuggets are handpicked from the coarse fraction and the fine fraction is amalgamated to remove the gold. After distillation gold from the amalgam and the coarse are melted with flux and the gold is poured into small bars.

Results of Operations

We have generated $172,726 and $0 revenues for the three months ended December 31, 2013 and 2012, and have recorded a gross loss of $229,658 and $0 for the three months ended December 31, 2013 and 2012. We have incurred $154,975 and $19,463 in operating expenses through December 31, 2013 and December 31, 2012. We have other income $22,466 and $0 for the three months ended December 31, 2013 and 2012.

The following table provides selected financial data about our company for the three months ended December 31, 2013 and December 31, 2012.

Statement of Operation	12/31/13	12/31/2012	Change
	Amount	Amount	%
Revenue	$172,978	$0	N/A
Cost of revenue	$402,970	$0	N/A
Gross Loss	$229,992	$0	N/A
Operating Expenses	$154,975	$19,463	696%
Other Income	$22,466	$0	N/A

For the three months ended December 31, 2012, the Company did not generate or realize any revenues from its business operations as an exploration-stage company.  With the assignment of mining right and the VIE agreements in 2013, the operating results of the VIE is included in the condensed consolidated financial statements.

We have generated $344,730 and $0 revenues for the six months ended December 31, 2013 and 2012, and have recorded a gross loss of $475,425 and $0 for the six months ended December 31, 2013 and 2012. We have incurred $210,672 and $28,939 in operating expenses through December 31, 2013 and December 31, 2012. We have other income $54,836 and $0 for the six months ended December 31, 2013 and 2012.

The following table provides selected financial data about our company for the six months ended December 31, 2013 and December 31, 2012.

Statement of Operation	12/31/13	12/31/2012	Change
	Amount	Amount	%
Revenue	$344,730	$0	N/A
Cost of revenue	$820,155	$0	N/A
Gross Loss	$475,425	$0	N/A
S G & A Expenses	$210,672	$28,939	628%
Other Income	$54,836	$0	N/A

For the six months ended Decemeber 31, 2012, the Company did not generate or realize any revenues from its business operations as an exploration-stage company.  With the assignment of mining right and the VIE agreements in 2013, the operating results of the VIE is included in the condensed consolidated financial statements.

Plan of Operation

Our Industry and Principal Markets

Based on the forecast of Business Monitor International, a leading independent proprietary data provider, Malaysia’s mining industry is anticipated to reach US$38.7bn by 2017, growing at an annual average rate of 2.5% from 2011 levels. The bulk of this growth will be led by the country’s nascent gold mining sector, which has attracted a number of foreign investors in recent years. Our mineral exploration activities are subject to extensive national and local government regulations in Malaysia, which regulations may be revised or expanded at any time. Generally, compliance with these regulations requires the company to obtain the permits issued by government regulatory agencies. Certain permits require periodic renewal or review of their conditions. Malaysia provides an attractive mining legislative environment for foreign investors but there is the risk that these laws will change once the country is able to attract enough foreign money.

Third-Party Subcontractor

In an effort to enhance the efficiency of mine operations at the Merapoh Gold Mine, Champmark Sdn Bhd (“CSB”) entered into an Operation Term Sheet (“OTS”) agreement in July 2013 to outsource the exploitation works of alluvial gold resources at Site IV-1 of the Merapoh Gold Mine to a third party subcontractor Borneo Oil & Gas Corporation Sdn Bhd (“BOG”).

BOG has the experience and local knowledge in managing the exploitation of alluvial gold at the Merapoh Gold Mine. The Company currently intends to continue to outsource the exploitation of alluvial gold at our mine site to BOG as our third party subcontractor.

Expansion Plans

At present, we are well positioned working with our third party subcontractor, who has the experience and local knowledge, in managing our exploitation of alluvial gold at the Merapoh Gold Mine. The Company believes that there are excellent growth opportunities for its business outside of Malaysia. We are constantly exploring for potential acquisition of mining projects in other parts of the world.

As our business is affected by the fluctuations of gold prices, the Company intends to diversify its product line by acquiring mining projects with potential for different mineral resources other than gold. We are currently holding discussion with several mining companies for potential collaboration to carry out exploration and exploitation works on other mineral resources in Southeast Asia regions.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the six months ended December 31, 2013 and December 31, 2012.

Cash Flow Date	12/31/13	12/31/2012

Net Loss from operation	$631,262	$28,939
Net Cash Generated/(Used) from operating activities	$(636,257)	$(29,961)
Net Cash Generated/(Used) from investing activities	$69,619	$-
Net Cash Generated/(Used) from financing activities	$478,118	$-

For the six months ended December 31, 2013, the Company had incurred……narrative of above table, especially for the cash from operating activities and financing activities.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2013.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three and months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of the Assignment Agreement described in Note 11 under “Notes to Condensed Financial Statements” above, the Company has issued 80,075,000 shares of the Company’s common stock during the quarter ending December 31, 2013. The shares were not registered in reliance on exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b).  The Company’s reliance on Section 4(2) of the Securities Act was based upon the following factors:  (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or conterminous public offerings of the securities by the Company; and (d) the negotiations for the sale of the stock took place directly between the offeree and the Company.  No underwriters or agents were used in this transaction and no commissions or finder’s fees were paid.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

N/A.

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

Exhibit No.                    Description

31.1                        Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2                        Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1                        Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*

*  The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2013, and October 25, 2013, (ii) Condensed Statements of Operations for the three months ended December 31, 2013 and 2012, and for the six months ended December 31, 2013 and 2012, (iii) Condensed Statements of Cash Flows for the six months ended December 31, 2013 and 2012, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: February 21, 2014	/s/ Wu Ming Ding
Wu Ming Ding
President
(Principal Executive Officer)