Form 10-Q/A
period 2013-12-31
VERDE RESOURCES, INC.
filed 2014-03-04
CIK 1506929

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 filed with the Securities and Exchange Commission on February 21, 2014 (the "Form 10-Q"), is to correct certain typographical and calculation errors in Balance Sheet, Statement of Operations, Statement of Cash Flow, Note 5, Note 8, Note 10 and Note 12 with an addition of Note 16. Moreover, the Company wants to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q except those being mentioned in the above paragraphs. This Amendment No. 1 to the Form 10-Q reflect changes in financial statements, relevant footnotes, and Management Discussion and Analysis as of the filing date but not events that may have occurred subsequent to this restated filing date, and does not modify or update in any way on disclosures made in the restated Form 10-Q Amendment No.1.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

Item 1.      Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED DECEMBER 31, 2013

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at December 31,	As at October 25,
	2013	2013
ASSETS	(Unaudited)	(Proforma)
Current Assets	(Restated)
Cash and cash equivalents	$17,386	$18,506
Accounts receivable	15,657	12,701
Inventories	4,390	19,814
Other deposit & prepayment	145,936	2,974
Total Current Assets	$183,369	$53,995
Long Term Assets
Property, plant and equipment	$1,578,050	$1,920,600
Total Long Term Assets	$1,578,050	$1,920,600

TOTAL ASSETS	$1,761,419	$1,974,595

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,368,975	$2,488,259
Advanced from sub-contractor & related parties	436,443	468,280
Accrual	340,919	333,272
Loans from banks	60,096	99,985
Other payable	3,427	2,280
Total Current Liabilities	$3,209,860	$3,392,076
Long term Liabilities
Loans from banks (non-current)	$107,737	$162,467
Total Long Term Liabilities	$107,737	$162,467

TOTAL LIABILITIES	$3,317,597	$3,554,543

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding		-
Common stock, par value $0.001, 100,000,000 shares authorized, 84,052,500 & 83,977,500 shares issued and outstanding as of December 31, 2013 & October 25, 2013	$84,053	$83,978
Additional paid-in capital	307,235	132,963
Accumulated deficit	(1,698,711)	(1,509,786)
Accumulated other comprehensive loss	58,263	(7,551)
Non-controlled interest	(307,018)	(279,552)
Total Stockholders’ Deficit	$(1,556,178)	$(1,579,948)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,761,419	$1,974,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,			Six Months Ended December 31,
	2013	2012		2013		2012
	(Restated)			(Restated)
REVENUES
Revenue	$172,978	$-		$344,730		$-
Cost of revenue	(402,970)		-	(820,155)
Gross loss	(229,992)		-	(475,425)
OPERATING EXPENSES:

Selling, general & administrative expenses	154,975	19,463		210,672		28,939
LOSS FROM OPERATIONS	$(384,967)	$(19,463)		$(686,097)		$(28,939)

OTHER INCOME (EXPENSE)	22,466	-		54,836		-

NET LOSS BEFORE INCOME TAX	$(362,501)	$(19,463)		$(631,261)		$(28,939)

Provision of Income Tax		-				-
NET LOSS	$(362,501)	$(19,463)		$(631,261)		$(28,939)

Non-controlled interest	36,977	-		76,093		-
Net loss contributed to the group	(325,524)	(19,463)		(555,168)		(28,939)

Other comprehensive loss

Foreign currency translation loss	$(125,055)	$-		$(58,263)	$

Comprehensive loss	$(450,579)	$(19,463)		$(613,431)		$(28,939)

Basic and Diluted Loss per Common Share	$(0.0052)	$(0.00)		$(0.0165)		$(0.01)

Weighted Average Number of Common Shares Outstanding	63,149,511	3,977,500		33,563,505		3,977,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	December 31, 2013	December 31, 2012
Cash flows from operating activities:	(Restated)
Net loss	$(631,261)	$(28,939)
Adjustments to reconcile loss to net cash used in operations
Depreciation	381,290	-
Reorganization	(3,387,628)	-
Disposal of fixed assets	(10,330)
Issuance of common stock (non cash)	211,250	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(15,945)	-
Due from shareholder	-	-
Deposits	(146,267)	-
Inventory	(4,471)	-

Increase (decrease) in:
Accounts payable	2,412,686	(1,022)
Accrued liabilities	307,374	-
Advanced from sub-contractor & related parties	434,146	-
Other payable	3,490	-
	-	-

Net cash (used in) operating activities	(445,666)	(29,961)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	139,797	-
Net cash provided by investing activities	139,797

Cash flows from financing activities:
Proceeds from bank loans	298,826	-
Repayments of bank loans	(127,896)	-
Shareholders’ loans waived	95,938	-
Net cash provided by financing activities	266,868	-

Net increase/(decrease) in cash and cash equivalent	(39,001)	(29,961)

Effect of exchange rate changes on cash	54,286	-

Net (decrease) in cash and cash equivalents	15,285	-
Cash and cash equivalents at beginning of year	2,101	31,502
Cash and cash equivalents at end of year	$17,386	$1,541

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$6,749	$-

Supplementary non-cash information
Reorganization	$(3,387,628)	$-
Issuance of common stock	$211,250	$-

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

(*)Due to Changxin Wanlin Technology Co Ltd are accounts payable derived from ordinary business transactions. One of the directors of Changxin Wanlin Technology Co. Ltd., Wu Ming Ding, is also the director of CSB. This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms.

Advanced from subcontractor & related parties

Advanced from subcontractor & related parties at December 31, 2013 and October 25, 2013 consist of the following items:

	December 31, 2013	October 25, 2013
Advanced from sub-contractor	$385,494	$393,512
Advanced from directors, ex-director related	40,786	74,768
to advancement to the Company(#1)		-
Advanced from Federal Mining Resources Limited(#2)	10,163
	$436,443	$468,280

(#1)Advanced from directors or ex–director of CSB are advancement to CSB related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#2)One of the directors of Federal Mining Resources Limited, Mr. Wu Ming Ding, is also the director of the Company. The advance related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2013 and October 25, 2013 are summarized as follows:

	December 31, 2013	October 25, 2013
Land and Building	$1,193,622	$1,243,963
Plant and Machinery	208,335	453,068
Office equipment	23,900	24,908
Project equipment	1,354,834	1,411,973
Computer	13,000	13,548
Motor Vehicle	339,461	353,778
Accumulated depreciation	(1,555,102)	(1,580,638)
	$1,578,050	$1,920,600

The depreciation expenses charged for the period ended December 31, 2013 and 2012 was $381,290 and $0.

NOTE 7 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	December 31, 2013	October 25, 2013
Loans from banks	$60,096	99,985

Loans from banks (non-current)	107,737	162,467
Total	$167,833	262,452

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

A reconciliation between the income tax computed at the Japan statutory rate and the Company’s provision for income tax is as follows:

	Period ended
	December 31, 2013	October 25, 2013
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	December 31, 2013	October 25, 2013
Deferred tax assets:	(Restated)
Tax attribute carryforwards	$213,861	80,522

Valuation allowances	(213,861)	(80,522)
Total	$-	-

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2013	2012
	(Restated)
Net loss applicable to common shares	$(325,524)	$(19,463)

Weighted average common shares
outstanding (Basic)	63,149,511	3,977,500
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	63,149,511	3,977,500

Net loss per share (Basic and Diluted)	$(0.0052)	$(0.00)

	Six Months Ended December 31,
	2013	2012

Net loss applicable to common shares	$(555,168)	$(28,939)

Weighted average common shares
outstanding (Basic)	33,563,505	3,977,500
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	33,563,505	3,977,500

Net loss per share (Basic and Diluted)	$(0.0165)	$(0.01)

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

NOTE 12 - RELATED PARTY TRANSACTIONS

As at December 31, 2013, advances made by directors or ex-director of CSB are of $40,786, and advanced made by two related parties of VRDR are of $2,097,277 related to the ordinary business transactions.  One of the directors of these two companies is also the director of VRDR and GB. All advances from related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms.

NOTE 13 -   GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended December 31, 2013, the Company has a loss from operations of $686,097 and working capital deficiency of $3,026,491. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2014 and subsequently.

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

NOTE 14 -   CONCENTRATIONS

Suppliers

The Company’s major suppliers for the period ended December 31, 2013 and 2012 are listed as following:

Subcontractors			Accounts Payable
	Six	Six
	Months	Months
	Ended	Ended
Major Suppliers	Dec 31, 2013	Dec.31, 2012	Dec 31, 2013	Dec.31, 2012
Company A	100%	0%	0%	0%

Customers

The Company’s major customers for the six months ended December 31, 2013 and 2012 are listed as following:

Sales			Accounts Receivable
	Six	Six
	Months	Months
	Ended	Ended
Major Customers	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012
Company M	100%	0%	0%	0%

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

NOTE 16 -   RESTATEMENTS

On February 25, 2014, the Company management had identified some typographic and calculation errors. Correction had been made as below:

The typographical errors on balance sheet are restated as follow:

ITEMS:

As of October 25, 2013	ORIGINAL	RESTATED
Current Liabilities
Accrual	$329,272	$333,272

Total Current Liabilities	$3,388,076	$3,392,076

As of December 31, 2013	ORIGINAL	RESTATED
Long term Liabilities
Other payable	$(107,737)	$-
Loans from banks (non-current)	$-	$107,737
Total Long Term Liabilities	$107,737	$107,737

As of October 25, 2013	ORIGINAL	RESTATED
Long term Liabilities
Other payable	$162,467	$-
Loans from banks (non-current)	$-	$162,467
Total Long Term Liabilities	$162,462	$162,467

As of the period ended October 25, 2013, the accrual transfer from the proforma balance sheet has erroneously mistype as $329,272. The corrected transfer amount should be $333,272. For the amount of total current liabilities, the number was mistyped as $3,388,076. The corrected amount should be $3,392,076.

As of the quarter ended December 31, 2013, there was typographical error being made on the item “Loans from banks (non-current)” which had been mis-typed as “Other payable”. The correction of typographical errors did not change the total long term liabilities.

The calculation errors made on the statement of operations are as follow:

ITEMS:

For the three months ended December 31, 2013	ORIGINAL	RESTATED

Foreign currency translation loss	$0	$(125,055)

Comprehensive loss	$0	$(450,579)

In the original filing, the Foreign currency translation loss and comprehensive loss were both omitted. The corrected amount of foreign currency translation loss should be $(125,055) and comprehensive loss should be $(450,579).

	For the three months ended December 31, 2013		For the six months ended December 31, 2013
	ORIGINAL	RESTATED	ORIGINAL	RESTATED
Basic and Dilute Loss per Common Share	(0.0192)	(0.0052)	(0.0334)	(0.0165)
Weighted Average Number of Common Shares Outstanding	18,892,089	63,149,511	18,892,089	33,563,505

Calculation errors were made on the Basic and Diluted Loss Per Common Share which should be changed from $(0.0192) to $(0.0052) for the three months ended December 31, 2013 and from $(0.0334) to $(0.0165) for the six months ended December 31, 2013. The Weighted Average Number of Common Shares Outstanding should be changed from $18,892,089 to $63,149,511 for the three months ended December 31, 2013 and from $18,892,089 to $33,563,505 for the six months ended December 31, 2013.

Calculation and presentation errors were made on the Statements of Cash Flow which should be corrected as follow:

ITEMS

For the six months ended December 31, 2013

	ORIGINAL	RSTATED
Cash flows from operating activities:
Disposal of fixed assets	$10,330	$(10,330)

Issuance of common stock (non-cash)	-	211,250
Net cash (used in) operating activities	(636,257)	(445,666)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	69,619	139,797
Net cash provided by investing activities	69,619	139,797

Cash flows from financing activities:
Proceeds from issuance of common stock	307,188	-
Shareholders’ loans waived	-	95,938
Net cash provided by financing activities	478,118	266,868

Net increase/(decrease) in cash and cash equivalent	(88,520)	(39,001)
Effect of exchange rate changes on cash	87,400	54,286
Net (decrease) in cash and cash equivalents	(1,120)	15,285
Cash and cash equivalents at beginning of year	18,506	2,101

Supplementary non-cash information
Issuance of common stock	$-	$211,250

Supplementary cash flow information
Interest paid	$3,783	$6,749

After the correction of calculation errors, the “Disposal of fixed assets” was changed from $10,330 to $(10,330). The “Issuance of common stock (non cash)” item was added and the amount should be $211,250. The “Net cash (used in) operating activities” decreased from $(636,257) to $(445,666).

The “Proceeds from disposal of plant and equipment” and “Net cash provided by investing activities” were changed from $69,619 to $139,797.

The “Proceeds from issuance of common stock” was reduced from $307,188 to $0 with addition of Shareholders’ loans waived increase from $0 to $95,938. The Net increase/(decrease) in cash and cash equivalent changed from $(88,520) to $(39,001).

The “Effect of exchange rate changes on cash” decreased from $87,400 to $54,286

The cash and cash equivalents at beginning of year decreased from $18,506 to $2,101.

The interest paid in the supplementary cash flow information was changed from $3,783 to $6,749.

The supplementary non-cash information added one line “Issuance of common stock” to reflect the $211,250 non-cash proceeded from issuance of common stock.

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

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Business Overview

The Company is a Nevada company that conducts business operations in Pahang Malaysia through Champmark Sdn Bhd (“CSB”), a privately limited liability company incorporated in Malaysia which is a deemed subsidiary under the management control of our 100% subsidiary GBL.

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

Results of Operations

We have generated $172,978 and $0 revenues for the three months ended December 31, 2013 and 2012, and have recorded a gross loss of $229,992 and $0 for the three months ended December 31, 2013 and 2012. We have incurred $154,975 and $19,463 in operating expenses through December 31, 2013 and December 31, 2012. We have other income $22,466 and $0 for the three months ended December 31, 2013 and 2012.

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

For the six months ended December 31, 2012, the Company did not generate or realize any revenues from its business operations as an exploration-stage company.  With the assignment of mining right and the VIE agreements in 2013, the operating results of the VIE is included in the condensed consolidated financial statements.

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

BOG has the experience and local knowledge in managing the exploitation of alluvial gold at the Merapoh Gold Mine. The Company currently intends to continue to outsource the exploitation of alluvial gold at our mine site to BOG as our third party subcontractor. The Company will provide necessary disclosure when any significant agreements have been made with the sub-contractor in the future.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the six months ended December 31, 2013 and December 31, 2012.

Cash Flow Date	12/31/13	12/31/2012
	(Restated)
Net Loss from operation	$631,261	$28,939
Net Cash Generated/(Used) from operating activities	$(445,666)	$(29,961)
Net Cash Generated/(Used) from investing activities	$139,797	$-
Net Cash Generated/(Used) from financing activities	$266,868	$-

For the six months ended December 31, 2013, the Company had incurred net loss from operation of $631,261 which posted a negative impact to the company’s cash flow in 2013. The reconcile on  non-cash items such as depreciation, proceeds from disposal of plant and equipment, reorganization and issuance of common stock all provide negative impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $29,261 to $445,666. The major reason was the increased in current assets, such as accounts receivable and deposits were smaller than the increased in current liabilities, such as accounts payable, accrued liabilities and advanced from sub-contractor & related parties which provided positive cash flow effect but not enough to offset the negative effect from loss in operation with some non-cash reconciliation that made the company’s operating cash flow down.

Although the proceeds from disposal of plant and equipment, net proceeds from bank loans and shareholders loans waived show a positive cash flow of $139,797 and $95,938, the positive factors ware not enough to offset the negative operating cash flow. Besides, the net decrease in exchange rate effect of $54,286 can only provide a little positive cash flow. Overall speaking, the cash flow situation was not in a good position to allow the operation in the coming next 12 months and the Company needs to increase cash flow supplies with long term plan until the company makes profits and have a positive cash flow. Otherwise, loans from related parties may be the temporary solution to keep the company moving.

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

VERDE RESOURCES, INC.
(Registrant)

Dated: March 4, 2014	/s/ Wu Ming Ding
Wu Ming Ding
President
(Principal Executive Officer)