Form 10-Q
period 2014-03-31
VERDE RESOURCES, INC.
filed 2014-05-20
CIK 1506929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

(852) 21521223
(Registrant's telephone number, including area code)

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
Yes[X]No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2014 there were 85,388,909 shares of the issuer's common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Item 1.      Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED MARCH 31, 2014

Verde Resources, Inc.
Condensed Consolidated Balance Sheets

	As at March 31,	As at October 25,
	2014	2013
ASSETS	(Unaudited)	(Proforma)
Current Assets
Cash and cash equivalents	$180,825	$18,506
Accounts receivable	20,218	12,701
Inventories	81,169	19,814
Other deposit& prepayment	122,152	2,974
Total Current Assets	$404,364	$53,995
Long Term Assets
Property, plant and equipment	$1,409,339	$1,920,600
Total Long Term Assets	$1,409,339	$1,920,600

TOTAL ASSETS	$1,813,703	$1,974,595

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,975,862	$2,488,259
Advanced from sub-contractor & related parties	111,915	468,280
Accrual	111,039	333,272
Loans from banks	58,797	99,985
Other payable	298	2,280
Total Current Liabilities	$2,257,911	$3,392,076
Long term Liabilities
Loans from banks (non-current)	$91,092	$162,467
Total Long Term Liabilities	$91,092	$162,467

TOTAL LIABILITIES	$2,349,003	$3,554,543

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 85,388,909 & 83,977,500shares issued and outstanding as of March 31, 2014 & October 25, 2013	$85,389	$83,978
Additional paid-in capital	1,580,893	132,963
Accumulated deficit	(1,905,443)	(1,509,786)
Accumulated other comprehensive income(loss)	37,327	(7,551)
Non-controlled interest	(333,466)	(279,552)
Total Stockholders' Deficit	$(535,300)	$(1,579,948)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,813,703	$1,974,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

REVENUES
Revenue	$383,084	$-	$727,814	$-
Cost of revenue	(520,342)		(1,340,497)
Gross loss	(137,258)		(612,683)
OPERATING EXPENSES:

Selling, general & administrative expenses	117,929	8,163	328,601	37,102
LOSS FROM OPERATIONS	$(255,187)	$(8,163)	$(941,284)	$(37,102)

OTHER INCOME (EXPENSE)	22,006	-	76,842	-

NET LOSS BEFORE INCOME TAX	$(233,181)	$(8,163)	$(864,442)	$(37,102)

Provision of Income Tax		-		-
NET LOSS	$(233,181)	$(8,163)	$(864,442)	$(37,102)

Non-controlled interest	26,449	-	102,542	-
Net loss contributed to the group	(206,732)	(8,163)	(761,900)	(37,102)

Other comprehensive income(loss)
Foreign currency translation loss	$20,936	$-	$(37,327)	$

Comprehensive loss	$(185,796)	$(8,163)	$(799,227)		$(37,102)

Basic and Diluted Loss per Common Share	$(0.002)	$(0.002)	$(0.015)		$(0.009)

Weighted Average Number of Common Shares Outstanding	84,665,057	3,977,500	50,348,687		3,977,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(864,442)	$(37,102)
Adjustments to reconcile loss to net cash used in operations
Depreciation	569,369	-
Reorganization	(3,387,628)	-
Disposal of fixed assets	(10,233)	-
Issuance of common stock (non cash)	211,250	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(20,198)	-
Due from shareholder	-	-
Deposits	(122,122)	-
Inventory	(81,089)	-
Increase (decrease) in:
Accounts payable	1,973,928	(1,121)
Accrued liabilities	72,133	-
Advanced from sub-contractor & related parties	68,980	-
Other payable	298	-

Net cash (used in) operating activities	(1,589,754)	(38,223)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	140,990	-
Net cash provided by investing activities	140,990	-

Cash flows from financing activities: Proceeds received from notes payable-related party	-	9,419

Proceeds from bank loans	298,722	-
Repayments of bank loans	(148,980)	-
Shareholders' loan waived	95,938	-
Proceeds from issuance of common stock	1,274,994	-
Net cash provided by financing activities	1,520,674	9,419

Net increase(decrease) in cash and cash equivalent	71,910	(28,804)

Effect of exchange rate changes on cash	106,814	-

Net increase (decrease) in cash and cash equivalents	178,724	(28,804)
Cash and cash equivalents at beginning of year	2,101	31,502
Cash and cash equivalents at end of year	$180,825	$2,698

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$9,385	$-

Supplementary non-cash information
Reorganization	$(3,387,628)	$-
Issuance of common stock	$211,250	$-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

Verde Resources, Inc. (the "Company" or "VRDR") was incorporated on April 22, 2010 in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is June 30.

Gold Billion Global Limited ("Gold Billion" or "GBL") was incorporated in British Virgin Islands on February 7, 2013. GBL is setup by the Board of Director of Federal Mining Resources Limited ("FMR"). The major operation of GBL is to manage and monitor the mineral exploration and mining projects of FMR.

On July 1, 2013, FMR has assigned its rights and obligation on Champmark Sdn Bhd ("CSB") to GBL. Four of the five members of CSB Board of Directors were appointed by FMR, with two of the GBL Board of Directors currently sitting on the CSB Board. According to ASC 810-05-08 A, CSB is a deemed subsidiary of GBL where it has controlled the CSB Board of Directors, has assigned rights to receive future benefits and residual value, and obligation to absorb loss and finance for CSB by GBL. GBL has the power to direct the activities of CSB that most significantly impact CSB's economic performance and the obligation to absorb losses of CSB that could potentially be significant to the CSB or the right to receive benefits from CSB that could potentially be significant to CSB. GBL is the primary beneficiary of CSB because it has been assigned with all relevant rights and obligation and can direct the activities of CSB through the common directors and the 85% shareholder, FMR. Under 810-23-42, 43, it is determined that CSB is de-facto agent of GBL and GBL is the de-facto principal of CSB. GBL will start to consolidate CSB from July 1, 2013 and the Company will consolidated GBL and CSB from October 25, 2013 onwards.

On February 17, 2014, the Company entered into a Supplementary Agreement to the Assignment Agreement and completed an acquisition of GBL pursuant to the Supplementary Agreement. The acquisition was a reverse acquisition in accordance with ASC 805-40 "Reverse Acquisitions". The legal parent was VRDR which was the accounting acquiree while GBL was the accounting acquirer. There was a 15% non-controlling interest of Champmark SDN BHD ("CSB") after the acquisition. This transaction was accounted for as a recapitalization effected by a share exchange, wherein GBL with its 85% deemed subsidiary CSB was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

As a result of the acquisition, the Company holds 100% equity interest in GBL and 85% variable interest in CSB. Our consolidated subsidiaries include GBL being our wholly-owned subsidiary and 85% of CSB being a variable interest entity (VIE) and deemed subsidiary of GBL.

On March 17, 2014, the Company through GBL and its deemed subsidiary CSB entered into a Sub-Contract Agreement with Borneo Oil & Gas Corporation Sdn Bhd ("BOG") for the engagement of its sub-contractor services to carry out exploration and exploitation works on alluvial and lode gold resources at Site IV-1 of the Merapoh Mine. The Sub-Contract Agreement is for a period of 5 years with a renewal for another 5 years subject to review by both parties. BOG is a wholly-owned subsidiary of Borneo Oil Berhad (BOB) which is listed on the main market of Kuala Lumpur Stock Exchange. BOG being a local company in Malaysia provides the Company with the advantage of local knowledge and well-established connection in dealing with the relevant local authorities in our mining operations.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended March 31, 2014 are not necessarily indicative of the operating results for the full years.

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

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of Verde Resources, Inc., its wholly owned subsidiary Gold Billion Global Limited ("GBL") and the 85% of the deemed subsidiary variable interest of Champmark SDN BHD ("CSB"). All inter-company balances and transactions between the Company and its subsidiary and variable interest entity (VIE) have been eliminated upon consolidation.

The Company has adopted ASC Topic 810-10-5-8, "Variable Interest Entities", which requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns.

Variable Interest Entity

On July 1, 2013, the Company's subsidiary, GBL entered into a series of agreements ("VIE agreements") with FMR and details of the VIE agreements are as follows :

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

With the above agreements, GBL demonstrates its ability to control CSB as the primary beneficiary and the operating results of the VIE was included in the condensed consolidated financial statements for the nine months ended March 31, 2014.

On April 1, 2014, the Board of Director of GBL notified FMR upon the decision to exercise the right of option to purchase 85% equity interest of CSB under Management Agreement Section 3.2.4 dated July 1, 2013 between GBL and FMR. This acquisition was completed on April 1, 2014 with consideration of US$1. GBL then became 85% shareholder of CSB and is required to consolidate CSB as a subsidiary.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $180,825 and $18,506 in cash and cash equivalents at March 31, 2014 and October 25, 2013, respectively.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At March 31, 2014 and October 25, 2013, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge.  As of March 31, 2014 and October 25, 2013, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.  At March 31, 2014 and October 25, 2013 there was no allowance for doubtful accounts.

Fair Value

ASC Topic 820 "Fair Value Measurement and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:
●	Level 1—defined as observable inputs such as quoted prices in active markets;
●	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
●	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company's financial instruments consist of cash and cash equivalents, trade receivables, other receivables, payables, and short term and long term debt. The carrying values of cash and cash equivalents, trade receivables, other receivables, and payables approximate their fair value due to their short maturities. The carrying value of long term debt approximates the fair value of debt of similar terms and remaining maturities available to the company.

The Company's non-financial assets are measured on a recurring basis. These non-financial assets are measured for impairment annually on the Company's measurement date at the reporting unit level using Level 3 inputs. For most assets, ASC 820 requires that the impact of changes resulting from its application be applied prospectively in the year in which the statement is initially applied.

The Company's non-financial assets measured on a non-recurring basis include the Company's property, plant and equipment and finite-use intangible assets which are measured for recoverability when indicators for impairment are present.  ASC 820 requires companies to disclose assets and liabilities measured on a non-recurring basis in the period in which the re-measurement at fair value is performed.

The Company did not have any convertible bonds as of March 31, 2014 and October 25, 2013.

Foreign Currency Translation

The Company's reporting currency is the United States dollar ("$") and the accompanying consolidated financial statements have been expressed in United States dollars. The Company's functional currency is the Malaysian Ringgit ( "MYR") which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In accordance with ASC Topic 830 "Translation of Financial Statements", capital accounts of the consolidated financial statements are translated into United States dollars from MYR at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year.  The resulting exchange differences are recorded in the consolidated statement of operations.

	March 31, 2014	October 25, 2013
Period-end MYR : $1 exchange rate	0.3065	0.3163
Average MYR : $1 exchange rate	0.3062	0.3091

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

Segment Reporting

The Company currently engages in one operation segment: Gold Mining. The expenses incurred was consisting principally of management services.  The Company's major operation is located in Malaysia.

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

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs.  Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.  The Company's policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

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

Revenue Recognition

In accordance with the ASC Topic 605, "Revenue Recognition", the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues primarily from the sales of gold mineral to registered gold trading company in Malaysia. The Company generally recognizes its revenues at the time of gold sales and its selling price is determined by the prevailing market value of gold bullion quoted by the leading registered gold trading company in Malaysia. Sales invoice will be duly presented to the trading companies when delivery is completed and revenue is then recognized.

Cost of Revenue

The cost of revenue consists of exploration cost, production cost, management cost, sub-contractor cost, and royalty and tribute payment which are levied on the gross revenue at the rate of 18% on the invoiced value of gold sales.

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs". Advertising expenses incurred for the periods ended March 31, 2014 and March 31, 2013 were $0.

Income Taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, "Accounting for Income Taxes" ("ASC 740").  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of March 31, 2014 and October 25, 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 3 -   CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At March 31, 2014 and October 25, 2013 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 -   INVENTORIES

Inventories, at March 31, 2014 and October 25, 2013 are summarized as follows:

	March 31, 2014	October 25, 2013
Inventories	$81,169	$19,814

The inventories represent the gold minerals as at March 31, 2014 and October 25, 2013.

NOTE 5-   ACCOUNTS PAYABLE AND ADVANCED FROM SUB-CONTRACTOR AND RELATED PARTIES

Accounts Payable

Accounts payable at March 31, 2014 and October 25, 2013 consist of the following items:

	March 31, 2014	October 25, 2013
Due to Changxin Wanlin Technology Co Ltd(*)	$1,965,084	$2,138,108
Other accounts payable	10,778	350,151
	$1,975,862	$2,488,259

(*)Due to Changxin Wanlin Technology Co Ltd are accounts payable derived from ordinary business transactions. One of the directors of Changxin Wanlin Technology Co. Ltd., Wu Ming Ding, is also the director of CSB. This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms.

Advanced from subcontractor & related parties

Advanced from subcontractor & related parties at March 31, 2014 and October 25, 2013 consist of the following items:

	March 31, 2014	October 25, 2013
Advanced from sub-contractor (#1)	$17,138	$393,512
Advanced from directors, ex-director related
to advancement to the Company(#2)	$-	$74,768
Advanced from Federal Mining Resources
Limited(#3)	$94,777	$-
	$111,915	$468,280

(#1) As of January 29, 2014, BOG  became the shareholder of the Company.
(#2)Advanced from directors or ex–director of CSB are advancement to CSB related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#3)One of the directors of Federal Mining Resources Limited, Mr. Wu Ming Ding, is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at March 31, 2014 and October 25, 2013 are summarized as follows:

	March 31, 2014	October 25, 2013
Land and Building	$1,205,421	$1,243,963
Plant and Machinery	210,394	453,068
Office equipment	24,137	24,908
Project equipment	1,368,226	1,411,973
Computer	13,129	13,548
Motor Vehicle	342,816	353,778
Accumulated depreciation	(1,754,784)	(1,580,638)
	$1,409,339	$1,920,600

The depreciation expenses charged for the period ended March 31, 2014 and 2013 was $569,369 and $0.

NOTE 7 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	March 31, 2014	October 25, 2013
Loans from banks	$58,797	99,985
Loans from banks(non-current)	91,092	162,467
Total	$149,889	262,452

Hire purchase installment loans with total amount $160,960 and $285,328 as at March 31, 2014 and October 25, 2013 are $149,889 and $262,452 net of imprest charges equivalent to interest $11,071 and $22,876 are summarized as follows:

				March 31, 2014	October 25, 2013
	Interest Rate		Monthly Due
Financial institution in Malaysia	N/A	*	355	$4,614	$7,328
Financial institution in Malaysia	N/A	*	756	749	5,458
Financial institution in Malaysia	N/A	*	840	-	19,071
Financial institution in Malaysia	N/A	*	764	11,452	16,548
Financial institution in Malaysia	N/A	*	1,254	-	29,759
Financial institution in Malaysia	N/A	*	347	11,103	32,347
Financial institution in Malaysia	N/A	*	1,254	-	13,608
Financial institution in Malaysia	N/A	*	347	11,103	13,608
Financial institution in Malaysia	N/A	*	1,223	26,914	35,350
Financial institution in Malaysia	N/A	*	1,999	79,954	94,888
Financial institution in Malaysia	N/A	*	351	15,071	17,363

Hire purchase loans payable to banks				$160,960	$285,328

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 6.34% for the entire loans life and periods.

The scheduled maturities of the CSL's hire purchase installment loans are as follows:

	J
December 31,
2014		$65,387
2015		51,402
2016		33,734
2017		10,437
2018
Later years
Total minimum hire purchase installment payment		$160,960
Less: Amount representing imprest charges equivalent to interest (current portion: $6,590 and non-current portion:$4,481)		11,071
Present value of net minimum lease payments (#)		$149,889

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at March 31, 2014.

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	Period ended
	March 31, 2014	October 25, 2013
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-

Summary of the Company's net deferred tax liabilities and assets are as follows:

	March 31, 2014	October 25, 2013
Deferred tax assets:
Tax attribute carryforwards	$293,910	80,522
Valuation allowances	(293,910)	(80,522)
Total	$-	-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period March 31, 2014 and October 25, 2013 or balance sheet as of March 31, 2014 and October 25, 2013. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As at March 31, 2014, the Company's office rent has expired and is currently being rent under month to month term. There are no commitments and contracts on such rental expenses.

As at March 31, 2014, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

NOTE 10 – EARNINGS/(LOSS) PER SHARE

The Company has adopted ASC Topic No. 260, "Earnings Per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013

Net loss applicable to common shares	$(206,732)	$(8,163)

Weighted average common shares
outstanding (Basic)	84,665,057	3,977,500
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	84,665,057	3,977,500

Net loss per share (Basic and Diluted)	$(0.002)	$(0.002)

	Nine Months Ended March 31,
	2014	2013

Net loss applicable to common shares	$(761,900)	$(37,102)

Weighted average common shares
outstanding (Basic)	50,348,687	3,977,500
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	50,348,687	3,977,500

Net loss per share (Basic and Diluted)	$(0.015)	$(0.009)

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

On October 25, 2013, the Company issued 80,000,000 common shares at par value under the terms of the Assignment Agreement whereby FMR will assign its management rights of CSB's mining operation in the Mining Lease to VRDR, through its wholly-owned subsidiary GBL, in exchange for 80,000,000 shares of the Company's common stock.

On November 11, 2013, the Company issued 75,000 common shares at US$1.75 per share to Marketing Management International, LLC ("MMI"), a Florida Limited Liability Company, under the terms of the Consulting Agreement for the engagement of its consulting services.

On January 29, 2014, the Company issued a total of 643,229 common shares for $665,238, of which 288,288 common shares at US$1.25 per share, 183,661 common shares at US$0.83 per share and 171,280 common shares at US$0.89 per share, to Borneo Oil & Gas Corporation Sdn Bhd ("BOG"), a Malaysia Limited Liability Company, under the terms of the Sub-Contractor Agreement for the engagement of its sub-contractor services.

On March 10, 2014, the Company issued a total of 693,180 common shares for $609,756, of which 179,340 common shares at US$0.85 per share and 513,840 common shares at US$0.89 per share, to Borneo Oil & Gas Corporation Sdn Bhd ("BOG"), a Malaysia Limited Liability Company, under the terms of the Sub-Contractor Agreement for the engagement of its sub-contractor services.

There were 85,388,909 common shares issued and outstanding at March 31, 2014 compared to 83,977,500 common shares issued and outstanding at October 25, 2013.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 12 - RELATED PARTY TRANSACTIONS

As at March 31, 2014, advances made by two companies of $2,059,861 related to the ordinary business transactions.  One of the directors of these two companies is also the director of VRDR and GBL. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms.

As of January 29, 2014, BOG became the shareholder of the Company.  Amount due to BOG as at March 31, 2014 is $17,138.  The advance related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. The amount paid as contractor services by the Company to BOG from January 29, 2014 to March 31, 2014 was $153,502.

NOTE 13 -GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended March 31, 2014, the Company has a loss from operations of $941,284 and working capital deficiency of $1,853,547. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2014 and subsequently.

The ability of the Company to survive is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings, and related party loans.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 14-CONCENTRATIONS

Suppliers

The Company's major suppliers for the period ended March 31, 2014 and 2013 are listed as following:

	Subcontractors		Accounts Payable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Suppliers	Mar 31,2014	Mar 31,2013	Mar 31,2014	Mar 31,2013
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the nine months ended March 31, 2014 and 2013 are listed as following:

	Sales		Accounts Receivable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Customers	Mar 31,2014	Mar 31,2013	Mar 31,2014	Mar 31,2013
Company M	100%	0%	0%	0%

NOTE 15 -SUBSEQUENT EVENTS

On April 1, 2014, the Board of Director of Gold Billion Global Limited ("GBL") notified Federal Mining Resources Limited ("FMR") upon the decision to exercise the right of option to purchase 85% equity interest of Champmark Sdn Bhd ("CSB") under Management Agreement Section 3.2.4 dated July 1, 2013 between GBL and FMR. The original agreement was filed with SEC as ex10-2.htm of Form 8K on February 20, 2014. This acquisition was completed on April 1, 2014 with consideration of US$1. GBL then became 85% shareholder of CSB and is required to consolidate CSB as a parent-subsidiary relationship.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional items to disclose except above mentioned matters.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K, as filed on September 30, 2013.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Verde Resources," "we," "us," or "our" are to Verde Resources, Inc.

Business Overview

The Company is a Nevada company that conducts business operations in Pahang Malaysia through Champmark Sdn Bhd ("CSB"), a privately limited liability company incorporated in Malaysia which is a deemed subsidiary under the management control of our 100% subsidiary GBL.

On October 25, 2013, we entered into an Assignment Agreement For the Assignment of Management Right in Merapoh Gold Mines in Malaysia ("Assignment Agreement") with Federal Mining Resources Limited ("FMR"), a company incorporated under the laws of the British Virgin Islands.

FMR owns 85% equity interest in CSB, a privately limited liability company incorporated in Malaysia. CSB is the Mining Contractor of the Mining Lease for Site IV-1 at the Merapoh Gold Mine under the Contract for Work with MMC Corporation Berhad, the Permit Holder of the Mining Lease.

Under the terms of the Assignment Agreement, FMR will assign its management rights of CSB's mining operation in the Mining Lease to the Company, through its wholly-owned subsidiary Gold Billion Global Limited ("GBL"), in exchange for 80,000,000 shares of the Company's common stock, which constituted 95.26% of our issued and outstanding capital stock as of and immediately after the consummation of the acquisition.

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

Corporate History and Structure

Verde Resources, Inc. was incorporated on April 22, 2010 in the State of Nevada, U.S.A. On October 17, 2013, Stephen Spalding and Michael Stiege resigned from all of their positions as officers and directors of the Company that complies with the requirements of Section 14f-1 of the Exchange Act. In addition, the following persons were appointed to serve as directors and to assume the responsibilities of officers on October 17, 2013. Mr. Wu Ming Ding, as President and Director; Mr. Balakrishnan B S Muthu as Treasurer Chief Financial Officer, General Manager and Director; and Mr. Liang Wai Keen as Secretary. Mr. Wu and Mr. Muthu were added to the Board of Directors.

On October 17, 2013, the Company provided written notice to Gold Explorations, LLC, that the Purchase Agreement dated May 17, 2010, amended February 8, 2012, and further amended May 17, 2013 (the "Purchase Agreement"), has been cancelled according to the terms of the Purchase Agreement. By providing this notification, the Company has no further obligations under the Purchase Agreement and has released any interest in the mineral claims located in Esmeralda County, Nevada.

The following diagram illustrates our current corporate structure:

According to ASC 810-05-08 A, CSB is a deemed subsidiary of GBL where GBL has control the Board of Directors of CSB, rights to receive future benefits and residual value, and obligation to absorb loss and finance for CSB. GBL has the power to direct the activities of CSB that most significantly impact CSB's economic performance and the obligation to absorb losses of CSB that could potentially be significant to the CSB or the right to receive benefits from CSB that could potentially be significant to CSB. GBL is the primary beneficiary of CSB because GBL can direct the activities of CSB through the common directors and 85% shareholder FMR. Under 810-23-42, 43, it is determined that CSB is de-facto agent of the principal GBL and so GBL will consolidate CSB from July 1, 2013.

Contractual Arrangements

Our exploration and mining business is currently provided through contractual arrangements with CSB through our wholly-owned subsidiary GBL.

CSB, the VIE of GBL, sells gold minerals directly to the registered gold trading company in Malaysia. We have been and are expected to continue to be dependent on our VIE to operate our exploration and mining business. GBL has entered into contractual arrangements with its VIE, which enable us to exercise effective control over the VIE, receive substantially all of the economic benefits from the VIE, and have the option to purchase equity interests in the VIE.

On July 1, 2013, the Company's subsidiary GBL entered into a series of agreements ("VIE agreements") with FMR and details of the VIE agreements are as follows :

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

With the above agreements, GBL demonstrates its ability to control CSB as the primary beneficiary and the operating results of the VIE was included in the condensed consolidated financial statements for the nine months ended March 31, 2014.

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in production stage where the mine has produced approximately 10 kilogram gold from July to December 2013. According to ASC 930-330-20 Glossary, the production phase is defined as "when saleable minerals are extracted (produced) from an ore body, regardless of the level of production". However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effective and efficiency at minimum cost.

Current Mining Property and Location

Merapoh Gold Mine (the "Mine")

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

Results of Operations

For the three months ended March 31, 2014 and 2013:

We have generated $383,084 and $0 revenues for the three months ended March 31, 2014 and 2013, and have recorded a gross loss of $212,509 and $0 for the three months ended March 31, 2014 and 2013. We have incurred $117,929 and $8,163 in operating expenses through March 31, 2014 and March 31, 2013. We have other income $22,006 and $0 for the three months ended March 31, 2014 and 2013.

The following table provides selected financial data about our company for the three months ended March 31, 2014 and March 31, 2013.

Statement of Operation	03/31/14	03/31/2013	Change
	Amount	Amount	%
Revenue	$383,084	$0	N/	A
Cost of revenue	$520,342	$0	N/	A
Gross Loss	$137,258	$0	N/	A
Operating Expenses	$117,929	$8,163	1,345%
Other Income	$22,006	$0	N/	A

For the three months ended March 31, 2013, the Company did not generate or realize any revenues from its business operations as an exploration-stage company. With the assignment of mining right and the VIE agreements in 2013, the operating results of the VIE is included in the condensed consolidated financial statements.

For the nine months ended March 31, 2014 and 2013:

We generated $727,814 and $0 revenues for the nine months ended March 31, 2014 and 2013, and  recorded a gross loss of $612,683 and $0 for the nine months ended March 31, 2014 and 2013. We  incurred $328,601 and $37,102 in operating expenses through March 31, 2014 and March 31, 2013. We had other income $76,842 and $0 for the nine months ended March 31, 2014 and 2013.

The following table provides selected financial data about our company for the nine months ended March 31, 2014 and March 31, 2013.

Statement of Operation	03/31/14	03/31/2013	Change
	Amount	Amount	%
Revenue	$727,814	$0	N/	A
Cost of revenue	$1,340,497	$0	N/	A
Gross Loss	$612,683	$0	N/	A
S G & A Expenses	$328,601	$37,102	786%
Other Income	$76,842	$0	N/	A

For the nine months ended March 31, 2013, the Company did not generate or realize any revenues from its business operations as an exploration-stage company. With the assignment of mining right and the VIE agreements in 2013, the operating results of the VIE was included in the condensed consolidated financial statements.

Plan of Operation

Our Industry and Principal Markets

Based on the forecast of Business Monitor International, a leading independent proprietary data provider, Malaysia's mining industry is anticipated to reach US$38.7bn by 2017, growing at an annual average rate of 2.5% from 2011 levels. The bulk of this growth will be led by the country's nascent gold mining sector, which has attracted a number of foreign investors in recent years. Our mineral exploration activities are subject to extensive national and local government regulations in Malaysia, which regulations may be revised or expanded at any time. Generally, compliance with these regulations requires the company to obtain the permits issued by government regulatory agencies. Certain permits require periodic renewal or review of their conditions. Malaysia provides an attractive mining legislative environment for foreign investors but there is the risk that these laws will change once the country is able to attract enough foreign money.

Subcontractor

In an effort to enhance the efficiency of mine operations at the Merapoh Gold Mine, Champmark Sdn Bhd ("CSB") entered into an Operation Term Sheet ("OTS") agreement in July 2013 to outsource the exploitation works of alluvial gold resources at Site IV-1 of the Merapoh Gold Mine to a subcontractor Borneo Oil & Gas Corporation Sdn Bhd ("BOG").

Subsequently, CSB entered into another Sub-Contract Agreement with BOG in March 2014 to engage BOG as its sub-contractor to carry out exploration and exploitation works on alluvial and lode gold resources at Site IV-1 of the Merapoh Mine. The Sub-Contract Agreement is for a period of 5 years with a renewal for another 5 years subject to review by both parties. BOG is a wholly-owned subsidiary of Borneo Oil Berhad (BOB) which is listed on the main market of Kuala Lumpur Stock Exchange.

BOG has the experience and local knowledge in managing the exploitation of alluvial and lode gold at the Merapoh Gold Mine. BOG also has well-established connection in dealing with the relevant local authorities in our mining operations. The Company currently intends to continue to outsource the exploitation of alluvial and lode gold at our mine site to BOG as our subcontractor.

As of January 29, 2014, BOG became one of the shareholders of the Company.

Expansion Plans

The Company has expansion plan to ramp up gold production at Site IV-1 of the Merapoh Mine. We have planned to build new production facility that is expected to begin operation in phases in the coming quarters of 2014. The Company will work to optimize its processing plant to best suit the geophysical structure of our deposits. With the additional production plants in operation, we have a target gold production forecast of 3,600 ounces by the end of 2014 and planned to further increase the production to a projected 10,000 ounces for 2015. The Company believes that there are excellent growth opportunities for its business inside and outside of Malaysia. We are constantly exploring for potential acquisition of mining projects in other parts of the world.

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

To become profitable and competitive, we must conduct precise research and exploration on our properties before we start production of any minerals we may find.  We will require equity and/or debt financing to provide for the capital required to implement our research and exploration activities. We will require additional funds to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended March 31, 2014 and March 31, 2013.

Cash Flow Date	03/31/14	03/31/2013

Net Loss from operation	$864,442	$37,102
Net Cash Generated/(Used) from operating activities	$(1,589,754)	$(38,223)
Net Cash Generated/(Used) from investing activities	$140,990	$-
Net Cash Generated/(Used) from financing activities	$1,515,208	$-

For the nine months ended March 31, 2014, the Company had incurred net loss from operation of $864,442 which posted a negative impact to the company's cash flow. The reconcile on non-cash items such as depreciations, proceeds from disposal of plant and equipment, reorganization and issuance of common stock all provide negative impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $38,223 to $1,589,754. The major reason was the $864,442 operation loss plus $3,387,628 non-cash loss in the re-organization process and $10,233 gain on disposal of fixed assets. The $4,262,303 loss were partially offset by the noncash expenses such as $569,369 in depreciation and $211,250 in noncash issuance of common stock. In the operating assets and liabilities, the decreased in current assets, such as accounts receivable and deposits were smaller than the increased in current liabilities, such as accounts payable, accrued liabilities and advanced from sub-contractor & related parties which provided $1,891,930 positive cash flow effect but not enough to offset the $3,481,684 loss in operation and loss from non-cash loss in the reorganization. The final result of the cash flow from operating activities was $1,589,754 negative cash flow effect.
In the investing and financing analysis, the proceeds from disposal of plant and equipment, net proceeds from bank loans, shareholders loans waived and the proceeds from issuance of common stock end up with a positive cash flow of $1,661,664.  The positive factors contribute to offset the negative operating cash flow. Besides, the net decrease in exchange rate effect of $106,814 also provide positive cash flow effect. The cash and cash equivalents at the end of March 31, 2014 was increased by $178,724 with $180,825 as balance.

Overall speaking, the cash flow situation was not in an optimistic position to allow the operation in the coming next 12 months by self-generated cash provided from operating activities.  The Company needs to increase cash flow supplies with long term plan until the company makes sustainable profits and have a positive cash flow. Otherwise, loans from related parties may be the temporary solution to keep the company moving on.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of March 31, 2014.

Management believes that the material weaknesses set forth above did not have an immediate negative effect on our financial results because of our small size of operation. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements if the Company were growing substantially in the future periods.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the terms of the Assignment Agreement described in Note 11 under "Notes to Condensed Financial Statements" above, the Company has issued 85,388,909 shares of the Company's common stock during the quarter ending March 31, 2014. The shares were not registered in reliance on exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506(b).  The Company's reliance on Section 4(2) of the Securities Act was based upon the following factors:  (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or conterminous public offerings of the securities by the Company; and (d) the negotiations for the sale of the stock took place directly between the offeree and the Company.  No underwriters or agents were used in this transaction and no commissions or finder's fees were paid.

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
101*

*  The following financial information from Verde Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2014, and October 25, 2013, (ii) Condensed Statements of Operations for the three months ended March 31, 2014 and 2013, and for the nine months ended March 31, 2014 and 2013, (iii) Condensed Statements of Cash Flows for the nine months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: May 20, 2014	/s/ Wu Ming Ding
Wu Ming Ding
President
(Principal Executive Officer)