Form 10-K
period 2014-06-30
VERDE RESOURCES, INC.
filed 2014-09-29
CIK 1506929

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-170935

VERDE RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	27-2448672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 1503, 15/F, The Phoenix, 21-25 Luard Rd, Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (852) 2152-1223

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [X]     No [  ]

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
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $1.18 (or the average bid and asked price of such common equity) as of the last business day of the registrant’s most recently completed second fiscal quarter, being December 31, 2013, was $1,743,450.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

85,388,909 as of September 29, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I
Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the "Company," "Verde," "we," "us" or "our" are to Verde Resources, Inc.

Item 1.     Business.

Overview

Verde Resources, Inc. (the "Company" or "VRDR") was incorporated in the State of Nevada on April 22, 2010. The Company conducts business operations in Pahang Malaysia through Champmark Sdn Bhd ("CSB"), a privately limited liability company incorporated in Malaysia which is a deemed subsidiary under the management control of our 100% subsidiary Gold Billion Global Limited ("GBL"), a company incorporated under the laws of the British Virgin Islands.

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

Under the terms of the Assignment Agreement, FMR has assigned its management rights of CSB's mining operation in the Mining Lease to the Company, through its wholly-owned subsidiary Gold Billion Global Limited ("GBL"), in exchange for 80,000,000 shares of the Company's common stock, which constituted 95.26% of our issued and outstanding capital stock as of and immediately after the consummation of the acquisition.

GBL was setup on February 7, 2013, by the Board of Directors of FMR to monitor the CSB operation. The acquisition of 100% of the issued and outstanding capital stock of GBL was agreed upon on October 18, 2013, and completed on October 25, 2013, subject to the approval of the Board of Directors and the audit of GBL.

On February 17, 2014, we entered into a Supplementary Agreement to the Assignment Agreement and completed a reverse acquisition of GBL pursuant to the Supplementary Agreement. As a result of the acquisition, the Company holds 100% equity interest in GBL and 85% variable interest in CSB. Our consolidated subsidiaries include GBL being our wholly-owned subsidiary and 85% of CSB being a variable interest entity (VIE) and deemed subsidiary of GBL. On April 1, 2014, GBL purchased 85% equity interest of CSB, and CSB became indirect subsidiary of the Company.

Corporate History and Structure

Verde Resources, Inc. was incorporated on April 22, 2010, in the State of Nevada, U.S.A. On October 17, 2013, Stephen Spalding and Michael Stiege resigned from all of their positions as officers and directors of the Company that complies with the requirements of Section 14f-1 of the Exchange Act. In addition, the following persons were appointed to serve as directors and to assume the responsibilities of officers on October 17, 2013. Mr. Wu Ming Ding, as President and Director; Mr. Balakrishnan B S Muthu as Treasurer Chief Financial Officer, General Manager and Director; and Mr. Liang Wai Keen as Secretary. Mr. Wu and Mr. Muthu were added to the Board of Directors.

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

On April 1, 2014, the Board of Directors of Gold Billion Global Limited ("GBL") notified Federal Mining Resources Limited ("FMR") upon the decision to exercise the right of option to purchase 85% equity interest of Champmark Sdn Bhd ("CSB") under Management Agreement Section 3.2.4 dated July 1, 2013, between GBL and FMR. This acquisition was completed on April 1, 2014, with consideration of US$1, and GBL then became 85% shareholder of CSB.

The following diagram illustrates our current corporate structure:

Verde Resources, Inc
(Nevada Co)
100%
Gold Billions Ltd.
(BVI Co)
85%
Champmark SDN BHD
(Malaysia Company)
Merapoh
Site IV-1
Equity Interest
Contractual Arrangement

According to ASC 810-05-08 A, CSB is a deemed subsidiary of GBL where GBL controls the Board of Directors of CSB, rights to receive future benefits and residual value, and obligation to absorb loss and finance for CSB. GBL has the power to direct the activities of CSB that most significantly impact CSB's economic performance and the obligation to absorb losses of CSB that could potentially be significant to the CSB or the right to receive benefits from CSB that could potentially be significant to CSB. GBL is the primary beneficiary of CSB because GBL can direct the activities of CSB through the common directors and 85% shareholder FMR. Under 810-23-42, 43, it is determined that CSB is de-facto agent of the principal GBL and so GBL will consolidate CSB from July 1, 2013. On April 1, 2014, GBL purchased 85% equity interest of CSB, and CSB became indirect subsidiary of the Company.

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
viii)           human resources management.

2.     Debt Assignment, FMR assigned to GBL the sum of money in the amount of three hundred nine thousand three hundred thirty one and ninety-two cents (US$ 309,331.92), now due to GBL from CSB under the financing obligation from the FMR to CSB.

With the above agreements, GBL demonstrates its ability to control CSB as the primary beneficiary and the operating results of the VIE was included in the condensed consolidated financial statements for the year ended June 30, 2014.

CSB holds the operating right to Merapoh Gold Mine (the "Mine") with all regulatory and government operating licenses in Malaysia.

On April 1, 2014, GBL purchased 85% equity interest of CSB, and CSB became indirect subsidiary of the Company.

Stage Of Operation

The Company does not own any title and/or concession right in any mines. The Company is undertaking natural mineral resource extraction management services. The Company is going to hire a mine management team to supervise the mineral resource extraction activities to ensure that the operations can be carried out without significant problems.

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 35 kilogram gold from July 2013 to June 2014. According to the ASC 930-330-20 Glossary, the production phase is defined as "when saleable minerals are extracted (produced) from an ore body, regardless of the level of production". However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

Current Mining Property and Location

Merapoh Gold Mine (the "Mine")

The Merapoh Gold Mine is located in northern Pahang, with convenient road access through Kelantan directly to the mine site and is about 400 kilometers away from Kuala Lumpur. The Mine is located in the middle of Malaysia's gold metallogenic belt. The central gold belt is the source of the majority of the gold deposits in the peninsula. It lies between the western and eastern tin belts and extends from Kelantan (Sungai Pergau, Sungai Galas) to Pahang (Merapoh, Kuala Lipis, Raub), Terengganu (Lubuk Mandi), Negri Sembilan and Johor (Gunung Ledang).

Mine Area:

Site IV-1 of the Merapoh Gold Mine consists of a mining area of 400 acres with mining lease.

Location and Access:

The Merapoh Gold Mine is about 280km from Kuala Lumpur, and 50km from Kuala Lipis, the former state capital of Pahang, accessible via secondary paved highways with a new major highway under construction expected to be completed in 2018. The geological coordinates of the mine are 101°58′, 4°35′,

Type of Claim:

Champmark Sdn Bhd, the subsidiary of Gold Billion Global Limited, is the Mining Contractor of the Mining Lease for Site IV-1 of the Merapoh Gold Mine under the Contract for Work with MMC Corporation Berhad, the Permit Holder of the Mining Lease.

Identifying Information of the Merapoh Gold Mine:

Mining Right:
Mining Lease No.:  ML 08/2008
Operational Mining Scheme No.:  JMG.PHG.(M)24/2014/11(Au)
Concession Period: From April 4, 2014 to April 3, 2015

Regional Geology:

The Malaysia Central Gold Belt runs along the entire backbone of Peninsular Malaysia, extending further to the north. It was formed between the Sibumasu block in the west and Manabor block in the east that runs along major mineral deposits in Thailand, Myanmar and China. The regional gold deposits were made of Epithermal deposits that formed in a series of volcanic environment, where the tensional fractures along the subduction zone allows the intrusion of mineral rich acidic magma within deep faults.

Rock Formations and Mineralization:

Site IV-1 of the Merapoh Gold Mine covers an area of 400 acres with mineralization structure being Permian limestone dominating the South-East portion, felsic volcanic tuff in the Western portion of the area and intrusive dacite rock to the north-west of the area. Tectonic contact within the sheer zone of creates epithermal mineralization, forming mineral rich vein along the contact zone. The mineralized zone is made of highly altered tuffacaous rock with abundant pyrite dissemination and moderately spaced quartz vein.

Work Completed and Present Condition:

Lode gold exploration on Site IV-1 has commenced since 2011 and still in progress with both in-house drilling team and third party drilling services running in parallel to expedite data collection to generate a comprehensive JORC compliant gold reserve report.

Equipment, Infrastructure and Other Facilities of the Merapoh Gold Mine:

Parlongs
These are basic production plants and the processing method employed five high powered manual water gun, angled water buffering control and 5-lane carpeted sluice with lateral barriers. The processing capacity is between 40 - 45 tons per hour.

OPS 1
This is a modified production plant and the processing method employed four high powered manual water guns, tapered rotating screen scrubber, angled water flow buffering and 3-lane carpeted sluice with lateral barriers. The processing capacity is between 30 - 35 tons per hour.

GS 150
This is a non-self-propelled mobile production plant and the processing method employed fixed spray guns, 6m x 2m rotating screen scrubber, 6-lane carpeted sluice with lateral barriers and conveyer belt pebble dispenser. The processing capacity is between 25 - 30 tons per hour.

GS 120
This is a self-propelled mobile plant with concentrator and the processing method employed fixed spray guns, 4m x 3m rotating screen scrubber, fixed screen, conveyer belt pebble dispenser and triple concentrator processor. The processing capacity is between 15 - 20 tons per hour.

Description of Processing Facilities:

Process for removing ore concentrates from the ore body

1.	The ore body is transported to the treatment plants in vehicles capable of hauling huge, heavy loads.
2.	The ore body is separated into Ore Type 1 Stockpile and Ore Type 2 Stockpile.
3.	The monitor washes finer gold bearing material off larger rocks which is screened on an inclined coarse wire screen.
4.	An excavator is used to turn over the rocks so wash is removed from all sides of the coarse material.
5.	A monitor pushes the rock down the inclined coarse screen where the course is removed and stockpiled at the bottom.
6.	Finer material passes through the mesh screen into the sluice system and runs over the sluice.
7.	The carpets are removed and taken to refining facility for gold recovery.
8.	A suction pipe recovers water of the fine tailings pond for use in the system.

Refining of the concentrate

1.	The carpets holding concentrate from the sluice are brought to a shed in the camp site where the gold is refined.
2.	The first stage of the refining is to wash the gold containing concentrate into large bins. This is pumped to a jig and shaking table.
3.	Nuggets are handpicked from the coarse fraction and the fine fraction is amalgamated to remove the gold. After distillation, gold from the amalgam and the coarse are melted with flux and the gold is poured into small bars.

Current State of Exploration:

As of the date of this report, the Merapoh Gold Mine property is without known reserves.

The Merapoh Gold Mine commenced exploratory operation in alluvia mining and achieved its first gold pour in July 2011. Through the years of operation, the Company has performed ongoing exercises to improve upon the matching of processing method with the types of ore in order to optimize cost to recovery ratio. In July 2013, production was outsourced to a reputable subcontractor, and developed a resource management system to match ore against processes to achieve the most cost efficient and highest recovery production procedure.

Gold ore extraction of the Merapoh Gold Mine for the twelve months ended June 30, 2014, was approximately 226,884 tons of gold ore or a monthly average of 20,538 tons (using a 10-month average), with an average gold grade of 0.15 g/t. Gold concentrate sold for the twelve months ended June 30, 2014, was approximately 35.38 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 676 tons/day (10-month average) during the fiscal year 2014.

The Merapoh Gold Mine is currently at the production stage. In the effort to expand production capacity, the Company intends to purchase more vehicles, machineries and equipment as well as to conduct feasibility studies for exploration of alluvial and lode gold resources.

Subcontractors

In an effort to enhance the efficiency of mine operations at the Merapoh Gold Mine, Champmark Sdn Bhd ("CSB") entered into an Operation Term Sheet ("OTS") agreement in July 2013 to outsource the exploitation works of alluvial gold resources at Site IV-1 of the Merapoh Gold Mine to a third party subcontractor Borneo Oil & Gas Corporation Sdn Bhd ("BOG"). However, BOG became the Company's shareholder in January 29, 2014 and was no longer a third party subcontractor.

BOG has the experience and local knowledge in managing the exploitation of alluvial gold at the Merapoh Gold Mine. The Company currently intends to continue to outsource the exploitation of alluvial gold at our mine site to BOG as our third party subcontractor. The Company will provide necessary disclosure when any significant agreements have been made with the sub-contractor in the future.

Number of Employees

The Company had 32 employees during the year July 1, 2013 to June 30, 2014.

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

Change of Control

On October 25, 2013, the Company entered into an Assignment Agreement For the Assignment of Management Right ("AAMA") in Merapoh Gold Mines in Malaysia with Federal Mining Resources Limited ("FMR").  Under the terms of the Agreement and relevant subsequent Supplemental Agreement, FMR assigned its management rights to the Company Board of Directors of FMR agreed to transfer 1 share common stock of Gold Billion Global Limited ("GBL") which represented all shares of common stock of GBL owned by the Investor, and the Company's Board of Directors agreed to issue 80,000,000 million shares of common stock in full value as consideration. At the time of closing under the AAMA, the Investor transferred 100% ownership of GBL shares to the Company, and the Company issued 80,000,000 million shares of common stock to the shareholders of FMR in exchange for the GBL Shares. The effect of the transaction was to make GBL and its deemed subsidiaries become wholly-owned and 85.00% owned subsidiaries of the Company, and to cause a change of control of GBL. Following the closing, there was a change of control in the Company.

The Transaction was accounted for as a "reverse merger," since FMR owned a majority of the outstanding shares of VRDR's common stock immediately following the execution of the transaction.  The Company was deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that were reflected in the financial statements for periods prior to the transaction were those of the Company and its deemed subsidiaries, and were recorded at the historical cost basis of the Company. After completion of the transaction, the Company's consolidated financial statements were include the assets and liabilities of the Company and its subsidiaries, the historical operations of the Company and its subsidiaries, and the operations of the Company and its subsidiaries from the closing date of the transaction.

Item 1A.   Risk Factors

Risks Associated With Verde Resources, Inc.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Messrs. Wu Ming Ding, our principal executive officer, and Balakrishnan Muthu, our principal financial officer, have extensive contacts and experience in the gold exploration and natural resource industry in Malaysia and we are dependent upon their abilities and services to develop and market our business. They are responsible for overseeing all of our day-to-day business operations of our operating company, CSB, and its subsidiaries and VIEs, including the mining operations and negotiations for the sales of any gold concentrates extracted. We may not be able to retain these executive officers/managers for any given period of time. The loss of their services could have a material adverse effect upon our business operations, financial condition and results of operations. In addition, we must attract, recruit and retain a sizeable workforce of technically competent employees in Malaysia to run our mining operations. Our ability to effectively implement our proposed business strategies and expand our operations will depend upon the successful recruitment and retention of additional highly skilled and experienced management and other key personnel in Malaysia. If we cannot maintain highly experienced and skilled management teams, our business could fail and you could lose any investment you make in our shares.

Since our business consists of managing gold mining projects, the drop in the price of gold would negatively impact our asset values, cash flows, potential revenues and profits.

We plan to pursue opportunities in properties with gold mineralized material or reserves with exploration potential. Our potential future revenues are expected to be derived from the production and sale of gold from these properties, or from the sale of some of these properties. The value of any gold reserves or other mineralized materials, and the value of any potential mineral production will vary in direct proportion to changes in those mineral prices. The price of gold has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold and other minerals, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold and other minerals we may produce would negatively affect our asset values, cash flows and potential revenues and profits.

We may not be able to find commercially viable reserves.

Mineral exploration and development involve a high degree of risk and few properties that are explored are ultimately developed into producing mines. The reserve estimates, if any, are based only on prefeasibility studies that are inherited with the following drawbacks:

-  Limited amount of drilling completed to date;
-  The process testing is limited to small pilot plants and bench scale testing;
-  Difficulty in obtaining expected metallurgical recoveries when scaling up to production scale from pilot plant scale;
-  Preliminary nature of the mine plans and processing concepts;
-  Preliminary nature of operating and capital cost estimates
-  Metallurgical flow sheets and recoveries still in development;
-  Limited history of prefeasibility studies that might be underestimating capital and operating costs.

We cannot assure you that any future mineral exploration and development activities will result in any discoveries of proven or probable reserves as defined by the SEC. Further, we cannot provide any assurance that, even if we discover commercial quantities of mineralization, a mineral property will be brought into commercial production. Development of our mineral property will follow only upon obtaining sufficient funding and satisfactory exploration results.

Estimates of mineral reserves and of mineralized material are inherently forward-looking statements, subject to error, which could force us to curtail or cease our business operations.

Estimates of mineral reserves and of mineralized materials are inherently forward-looking statements subject to error. Unforeseen events and uncontrollable factors can have significant adverse impacts on the estimates. Actual conditions inherently differ from estimates. The unforeseen adverse events and uncontrollable factors may include: geologic uncertainties including inherent sample variability, metal price fluctuations, fuel price increases, variations in mining and processing parameters, and adverse changes in environmental or mining laws and regulations. The timing and effects of variances from estimated values cannot be predicted.

-  Geologic Uncertainty and Inherent Variability: Estimated reserves and additional mineralized materials are generally derived from appropriately spaced drilling to provide a high degree of assurance in the continuity of the mineralization; however, there is generally variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There are also unknown geologic details that are not always identified or correctly appreciated at the current level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect and others can have a negative effect on mining operations. Acceptance of these uncertainties is part of any mining operation.

-  Gold Price Variability: The prices for gold fluctuate in response to many factors beyond anyone's ability to predict. The prices used in making the reserve estimates are disclosed and differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated reserve quantities, which are affected by a number of additional factors. For example, a ten percent (10%) change in price may have little impact on the estimated reserve quantities and affect only the resultant positive cash flow, or it may result in a significant change in the amount of reserves. Because mining occurs over a number of years, it may be prudent to continue mining for some period during which cash flows are temporarily negative for a variety of reasons, including a belief that the low price is temporary and/or the greater expense would be incurred in closing a property permanently.

-  Fuel Price Variability: The cost of fuel can be a major variable in the cost of mining; one that is not necessarily included in the contract mining prices obtained from mining contractors, but is passed on to the overall cost of operation. Future fuel prices and their impact are difficult to predict, but an increase in prices could force us to curtail or cease our business operations.

-  Variations in Mining and Processing Parameters: The parameters used in estimating mining and processing efficiency are based on testing and experience with previous operations at the properties or on operations at similar properties. Various unforeseen conditions can occur that may materially affect the estimates. In particular, past operations indicate that care must be taken to ensure that proper ore grade control is employed and that proper steps are taken to ensure that the leaching operations are executed as planned. Unforeseen difficulties may occur in our current or future operations which would force us to curtail or cease our business operations.

-  Changes in Environmental and Mining Laws and Regulations: Our reserve estimates contain cost estimates based on compliance with current laws and regulations in Malaysia. While there are no currently known proposed changes in these laws or regulations, significant changes have affected past operations of mining companies in Malaysia, and if additional changes do occur in the future, we may or may not be able to comply with them and continue our operations.

We may not be able to successfully compete with other mineral exploration and mining companies.

We compete with other mineral exploration and mining companies or individuals, including large, well established mining companies with substantial capabilities and financial resources in Malaysia, to research and acquire rights to mineral properties containing gold and other minerals. There is a limited supply of desirable mineral lands available for claim staking, lease or other acquisition in Malaysia. We do not know if we will be able to successfully acquire any prospective mineral properties against competitors with substantially greater financial resources than we have. If we cannot successfully acquire other mining properties to manage and explore and generally expand our business operations, our results of operations, financial condition and future revenues could be reduced and you could suffer a loss of any investment you make in our shares.

We are subject to the many risks of doing business internationally, including but not limited to the difficulty of enforcing liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors. An investor would have the ability to effect service of process in any action against the Company within the United States. In addition, we are registered as a foreign corporation doing business in Malaysia, and as such, are subject to the local laws of Malaysia governing an investors' ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Malaysia courts having jurisdiction without re-examination of the merits of the case.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Malaysia based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in Malaysia and all of our directors and officers are nationals and residents of Malaysia and other foreign countries. All or substantially all of the assets of these persons are located outside the United States and in other foreign countries. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Malaysia upon these persons. In addition, uncertainty exists as to whether the courts of Malaysia would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Malaysia against us or such persons predicated upon the securities laws of the United States or any state thereof.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to 2010. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Mining risks and insurance could negatively effect on our profitability.

The business of mining for gold is generally subject to a number of risks and hazards including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment, and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. At the present time, we have in effect statutory required social insurance for all employees and mine workers. There is currently no other insurance in place for the mining site and management, and even if we were to purchase additional insurance, we cannot be sure that such insurance would be available to us, or that we could afford the premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. In addition, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which we may not be insured against, or which we may elect not to insure against, because of premium costs or other reasons. Any losses from any of these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations, which could negatively impact any investment you make in our shares.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Malaysian companies may not always adopt a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in Malaysia. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards for foreign subsidiaries. As a result, we may experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This could result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Changes in interest rates could negatively impact our results of operations, stockholders' equity (deficit) and fair value of net assets.

Our investment activities and credit guarantee activities expose us to interest rate and other market risks. Changes in interest rates, up or down, could adversely affect our net interest yield. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, either can rise or fall faster than the other, causing our net interest yield to expand or compress. For example, due to the timing of maturities or rate reset dates on variable-rate instruments, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets. This rate change could cause our net interest yield to compress until the effect of the increase is fully reflected in asset yields. Changes in the slope of the yield curve could also reduce our net interest yield.

Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies of the federal government and its agencies, such as the Federal Reserve. Federal Reserve policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. The availability of derivative financial instruments (such as options and interest rate and foreign currency swaps) from acceptable counterparties of the types and in the quantities needed could also affect our ability to effectively manage the risks related to our investment funding. Our strategies and efforts to manage our exposures to these risks may not be effective in the future, which could negatively impact our results of operations and the price of our common stock.

Risks Associated with Our Common Stock

Our shares are defined as "penny stock." The rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Our shares are defined as a "penny stock" under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase.

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

We do not currently own any properties.

On October 25, 2013, we entered into an Assignment Agreement For the Assignment of Management Right in Merapoh Gold Mines in Malaysia ("Assignment Agreement") with Federal Mining Resources Limited ("FMR"), a company incorporated under the laws of the British Virgin Islands.

FMR owns 85% equity interest in Champmark Sdn Bhd ("CSB"), a privately limited liability company incorporated in Malaysia. CSB is the Mining Contractor of the Mining Lease for Site IV-1 at the Merapoh Gold Mine under the Contract for Work with MMC Corporation Berhad, the Permit Holder of the Mining Lease.

Under the terms of the Assignment Agreement, FMR assigned its management rights of CSB's mining operation in the Mining Lease to the Company, through its wholly-owned subsidiary Gold Billion Global Limited ("GBL"), in exchange for 80,000,000 shares of the Company's common stock, which constituted 95.26% of our issued and outstanding capital stock as of and immediately after the consummation of the acquisition.

On April 1, 2014, the Board of Director of Gold Billion Global Limited ("GBL") notified Federal Mining Resources Limited ("FMR") upon the decision to exercise the right of option to purchase 85% equity interest of Champmark Sdn Bhd ("CSB") under Management Agreement Section 3.2.4 dated July 1, 2013, between GBL and FMR. The original agreement was filed with SEC as ex10-2.htm of Form 8K on February 20, 2014. This acquisition was completed on April 1, 2014 with consideration of US$1 and GBL then became 85% shareholder of CSB.

As at June 30, 2014, the property and equipment owned by CSB are summarized, at net book values as follows:

Land and Building	$333,053
Plant and Machinery	$98,578
Office equipment	$9,366
Project equipment	$621,021
Computer	$3,379
Motor Vehicle	$164,898
$1,230,295

Item 3.      Legal Proceedings.

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us except the following:

On December 29, 2013, Mr. Wu, the director and Chief Executive Officer of the Company, won a favorable judgment as a defendant against a former expatriate China citizen concerning an over-time and other compensation dispute in Beijing City, Haidian District Labor Dispute Tribunal Court. The expatriate appealed the Tribunal Court judgment in the Beijing City, Haidian District People's Court. On March 12, 2014, Mr. Wu won a favorable judgment again in the Beijing City, Haidian District People's Court. The plaintiff had 15 days to appeal on the People's Court judgment in the Higher Court. Mr. Wu did not receive any further legal proceedings from the Beijing Higher Court.

Item 4.      Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the year ended June 30, 2014.

PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is now quoted on the OTCQB, under the symbol "VRDR".  Our stock was approved for quotation on the OTCBB on September 26, 2012.  However, the Company's common stock did not begin active trading until October, 2013.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB since trading began October 7, 2013, based on our fiscal year end June 30, 2014. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low
December 31, 2013	$2.99	$0.88
March 31, 2014	$1.47	$0.81
June 30, 2014	$1.49	$0.25

As of September 29, 2014, we had 63 shareholders of record of our common stock and 85,388,909 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2014, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2014.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2014.

Item 6.      Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated $1,260,002 and $0 revenues for the year ended June 30, 2014 and 2013, and have recorded a gross loss of $924,244 and $0 for the year ended June 30, 2014 and 2013. We have incurred $467,738and $47,408 in operating expenses through June 30, 2014 and June 30, 2013. We have other income $116,303 and $0 for the year ended June 30, 2014 and 2013.

The following table provides selected financial data about our company for the year ended June 30, 2014 and June 30, 2013.

Statement of Operation	June 30, 2014	June 30, 2013	Change
	Amount	Amount	%
Revenue	$1,260,002	$0	N/	A
Cost of revenue	$2,184,246	$0	N/	A
Gross Loss	$924,244	$0	N/	A
Operating Expenses	$482,853	$79,011	511%
Other Income	$116,303	$0	N/	A

For the year ended June 30, 2013, the Company did not generate or realize any revenues from its business operations as an exploration-stage company.  With the assignment of mining right and the VIE agreements in 2013, the operating results of the VIE is included in the condensed consolidated financial statements.

Plan of Operation

Our Industry and Principal Markets

Based on the forecast of Business Monitor International, a leading independent proprietary data provider, Malaysia's mining industry is anticipated to reach US$38.7bn by 2017, growing at an annual average rate of 2.5% from 2011 levels. The bulk of this growth will be led by the country's nascent gold mining sector, which has attracted a number of foreign investors in recent years. Our mineral exploration activities are subject to extensive national and local government regulations in Malaysia, which regulations may be revised or expanded at any time. Generally, compliance with these regulations requires the company to obtain the permits issued by government regulatory agencies. Certain permits require periodic renewal or review of their conditions. Malaysia provides an attractive mining legislative environment for foreign investors, but there is the risk that these laws will change once the country is able to attract enough foreign money.

Subcontractor

In an effort to enhance the efficiency of mine operations at the Merapoh Gold Mine, Champmark Sdn Bhd ("CSB") entered into an Operation Term Sheet ("OTS") agreement in July 2013, to outsource the exploitation works of alluvial gold resources at Site IV-1 of the Merapoh Gold Mine to a third party subcontractor Borneo Oil & Gas Corporation Sdn Bhd ("BOG").

BOG has the experience and local knowledge in managing the exploitation of alluvial gold at the Merapoh Gold Mine. The Company currently intends to continue to outsource the exploitation of alluvial gold at our mine site to BOG as our third party subcontractor. The Company will provide necessary disclosure when any significant agreements have been made with the sub-contractor in the future.

BOG became the Company's shareholder in January 29, 2014 and was no longer a third party subcontractor.

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

The Company is currently operating the gold mining operation at a small scale and is still at its initial stages to expand the production capacity of the gold mining operation. The Company has purchased a number of units of vehicles such as excavators, wheel loader, mobile mining equipment, motor vehicles and trucks for the mining of alluvial gold at the Mining Area. In the effort to expand production capacity, the Company intends to purchase more vehicles, machineries and equipment as well as to conduct feasibility studies for exploration of alluvial and lode gold resources.

As our business is affected by the fluctuations of gold prices, the Company intends to diversify its product line by acquiring mining projects with potential for different mineral resources other than gold. We are constantly holding discussions with other mining companies for potential collaboration to carry out exploration and exploitation works on other mineral resources in Southeast Asia regions.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the year ended June 30, 2014 and 2013.

Cash Flow Date	June 30, 2014	June 30, 2013

Net Loss from operation	$1,290,794	$79,011
Net Cash Generated/(Used) from operating activities	$(1,613,072)	$(41,320)
Net Cash Generated/(Used) from investing activities	$162,394	$-
Net Cash Generated/(Used) from financing activities	$1,506,133	$11,920

For the year ended June 30, 2014, the Company had incurred net loss from operation of $1,290,794 which posted a negative impact to the company's cash flow.  The reconcile on non-cash items such as depreciation, proceeds from disposal of plant and equipment, reorganization and issuance of common stock all provide negative impact on cash.

In the operation analysis, the net cash used in operating activities increased from $41,320 to $1,613,072 for the years ended June 30, 2013 and 2014, respectively.  The major reason was the $1,290,794 operation loss plus $3,387,628 non-cash loss in the re-organization process and $15,114 gain on disposal of fixed assets.  The 4,693,536 loss were partially offset by the noncash expenses such as $763,740 in depreciation and $211,250 in noncash issuance of common stock.  In the operating assets and liabilities, the decrease in current assets, such as accounts receivable, inventory and deposits were smaller than the increase in current liabilities, such as accounts payable, accrued liabilities and advanced from sub-contractor & related parties which provided $2,105,474 positive cash flow effect but not enough to offset the $3,718,546 loss in operation and loss from non-cash loss in the reorganization.  The final result of the cash flow from operating activities was $1,613,072 negative cash flow effect.

In the investing and financing analysis, the proceeds from disposal of plant and equipment, net proceeds from bank loans, shareholders' loan waived and the proceeds from issuance of common stock end up with a positive cash flow of $1,668,527.  The positive factors contribute to offset the negative operating cash flow.  In addition, the net decrease in exchange rate effect of $64,224 also provide positive cash flow effect.  The cash and cash equivalents at the end of June 30, 2014, was increased by 119,679 with $121,781 as balance.

Overall, the cash flow situation may not allow the operation in the coming next 12 months by self-generated cash provided from operating activities.  The Company needs to increase cash flow supplies with long term plans until the Company makes sustainable profits and have a positive cash flow.  Otherwise, loans may be the temporary solution to keep the company in operation.

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

Item 8.      Financial Statements and Supplementary Data

VERDE RESOURCES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2014

ALBERT WONG & CO.
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen's Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

ALBERT WONG
B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To: The board of directors and stockholders of
Verde Resources, Inc. ("the Company")

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Verde Resources, Inc. and its subsidiaries as of June 30, 2014 and October 25, 2013, and the related consolidated statements of loss, stockholders' equity and cash flows for the years ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of June 30, 2014 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verde Resources, Inc. as of June 30, 2014 and October 25, 2013, and the results of its operations and its cash flows for the years ended June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, China	Albert Wong & Co.
September 29, 2014	Certified Public Accountants

Verde Resources, Inc.
Consolidated Balance Sheets

	As at June 30,	As at October 25,
	2014	2013
ASSETS		(Pro-forma)
Current Assets
Cash and cash equivalents	$121,781	$18,506
Accounts receivable	15,167	12,701
Inventories	64,204	19,814
Other deposit & prepayment	58,701	2,974
Total Current Assets	$259,853	$53,995
Long Term Assets
Property, plant and equipment	$1,230,295	$1,920,600
Total Long Term Assets	$1,230,295	$1,920,600

TOTAL ASSETS	$1,490,148	$1,974,595

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,019,077	$2,488,259
Advanced from sub-contractor & related parties	161,239	468,280
Accrual	172,223	333,272
Loans from banks	59,121	99,985
Other payables	-	2,280
Total Current Liabilities	$2,411,660	$3,392,076
Long term Liabilities
Loans from banks (non-current)	$77,878	$162,467
Total Long Term Liabilities	$77,878	$162,467

TOTAL LIABILITIES	$2,489,538	$3,554,543

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, with par value of $0.001 as of June 30, 2014 and October 25, 2013, 100,000,000 shares authorized as of June 30, 2014 and October 25, 2013, 85,388,909 and 83,977,500 shares issued and outstanding as of June 30, 2014 and October 25, 2013	$85,389	$83,978
Additional paid-in capital	1,580,893	132,963
Accumulated deficit	(2,281,911)	(1,509,786)
Accumulated other comprehensive income(loss)	(411)	(7,551)
Non-controlled interest	(383,350)	(279,552)
Total Stockholders' Deficit	$(999,390)	$(1,579,948)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,490,148	$1,974,595

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.
Consolidated Statements of Operations

	For the year	For the year
	ended	Ended
	June 30, 2014	June 30, 2013

REVENUES
Revenue	$1,260,002	$-
Cost of revenue	(2,184,246)	-
Gross loss	(924,244)	-

OPERATING EXPENSES:
Selling, general & administrative expenses	(482,853)	(79,011)
LOSS FROM OPERATIONS	$(1,407,097)	$(79,011)

OTHER INCOME (EXPENSE)	116,303	-

NET LOSS BEFORE INCOME TAX	$(1,290,794)	$(79,011)

Provision of Income Tax	-	-
NET LOSS	$(1,290,794)	$(79,011)

Non-controlled interest	(152,425)	-
Net loss contributed to the group	(1,138,369)	(79,011)

Other comprehensive income(loss)
Foreign currency translation loss	$(411)	$-

Comprehensive loss	$(1,138,780)	$(79,011)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding	59,084,742	3,977,500

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.
Statement of Changes in Stockholders' Equity (Deficit)

	Common Shares		Additional			Accumulated Other
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Comprehensive Income (Loss)	Total

Balance at February 7, 2013 (restated – representing shares outstanding of the accounting acquirer)	1	$1	$-	$-	$-	$-	$1

Net loss for the period	-	-	-	(31,603)	-	-	(31,603)

Balance at June 30, 2013	1	$1	$-	$(31,603)	$-	$-	$(31,602)

Effect of reorganization	83,977,499	83,977	80,122	(1,111,939)	(230,925)	-	(1,178,765)

Foreign currency translation loss	-	-	-	-	-	(7,551)	(7,551)

Net loss for the period	-	-	-	(366,244)	(48,627)	-	(414,871)

Waive of directors' loan	-	-	52,841	-	-	-	52,841

Balance at October 25, 2013	83,977,500	$83,978	$132,963	$(1,509,786)	$(279,552)	$(7,551)	$(1,579,948)

Shares issued	1,411,409	1,411	1,404,834	-	-	-	1,406,245

Net loss for the period	-	-	-	(772,125)	(103,798)	-	(875,923)

Foreign currency translation loss	-	-	-	-	-	7,140	7,140

Waive of directors' loan	-	-	43,096	-	-	-	43,096

Balance – June 30, 2014	85,388,909	$85,389	$1,580,893	$(2,281,911)	$(383,350)	$(411)	$(999,390)

The accompanying notes are an integral part of these financial statements.

Verde Resources, Inc.
Consolidated Statements of Cash Flows

	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(1,290,794)	$(79,011)
Adjustments to reconcile loss to net cash used in operations
Depreciation	763,740	-
Reorganization	(3,387,628)	-
Gain on disposal of fixed assets	(15,114)	-
Issuance of common stock (non-cash)	211,250	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(14,969)	-
Due from shareholder	-	(1)
Deposits	(58,650)	-
Inventory	(63,361)	-
Increase (decrease) in:
Accounts payable	1,992,576	6,089
Accrued liabilities	131,800	31,603
Advanced from sub-contractor & related parties	118,078	-
Other payable	-	-
Net cash (used in) operating activities	(1,613,072)	(41,320)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	162,394	-
Net cash provided by investing activities	162,394	-

Cash flows from financing activities:
Proceeds received from notes payable – related party	-	11,919
Proceeds from bank loans	301,506	-
Repayments of bank loans	(166,305)	-
Shareholders' loan waived	95,938	-
Proceeds from issuance of common stock	1,274,994	1
Net cash provided by financing activities	1,506,133	11,920

Net increase(decrease) in cash and cash equivalents	55,455	(29,400)

Effect of exchange rate changes on cash	64,224	-

Net increase (decrease) in cash and cash equivalents	119,679	-
Cash and cash equivalents at beginning of year	2,102	31,502
Cash and cash equivalents at end of year	$121,781	$2,102

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$11,406	$-
Supplementary non-cash information
Reorganization	$(3,387,628)	$-
Issuance of common stock (non-cash)	$211,250	$-

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.
Notes to Consolidated Financial Statements

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

On April 1, 2014, GBL purchased 85% equity interest of CSB, and CSB became indirect subsidiary of the Company.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP).  These consolidated financial statements are expressed in United States dollars ($).  Financial statements prepared in accordance with GAAP contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated audited financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

2.
Debt Assignment, FMR assigned to GBL the sum of money in the amount of US Dollars One Hundred Nine Thousand Eight Hundred One And Cents Seventy-Two Only (US$ 109,801,72), now due to GBL from CSB under the financing obligation from the FMR to CSB.

With the above agreements, GBL demonstrates its ability to control CSB as the primary beneficiary and the operating results of the VIE was included in the condensed consolidated financial statements for the year ended June 30, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $121,781 and $18,506 in cash and cash equivalents at June 30, 2014 and October 25, 2013, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At June 30, 2014 and October 25, 2013, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge.  As of June 30, 2014 and October 25, 2013, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.  At June 30, 2014 and October 25, 2013 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of June 30, 2014 and October 25, 2013.

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

	June 30, 2014	October 25, 2013
Year-end MYR : $1 exchange rate	0.3111	0.3163
Average MYR : $1 exchange rate	0.3070	0.3091

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

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on April 22, 2010. It has been primarily engaged in the acquisition, exploration, and development of mining properties.  The Company will no longer be in the exploration stage after the reverse take-over with its subsidiary GBL.
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

The Company derives revenues primarily from the sales of gold mineral to registered gold trading companies in Malaysia. The Company generally recognizes its revenues at the time of gold sales and its selling price is determined by the prevailing market value of gold bullion quoted by the leading registered gold trading company in Malaysia. Sales invoice will be duly presented to the trading companies when delivery is completed and revenue is then recognized.``````

Cost of Revenue

The cost of revenue consists of exploration cost, mine equipment depreciation, production cost, mine site management cost, sub-contractor cost, and royalty and tribute payment which are levied on the gross revenue at the rate of 18% on the invoiced value of gold sales.

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs". Advertising expenses incurred for the years ended June 30, 2014 and year ended June 30, 2013 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of June 30, 2014 and October 25, 2013, the Company did not have any significant unrecognized uncertain tax positions.

Recent Accounting Pronouncements

In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity.

To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

-The private company lessee and the lessor are under common control;
-The private company lessee has a leasing arrangement with the lessor;
-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and
-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

NOTE 3 -   CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At of June 30, 2014 and October 25, 2013 cash and cash equivalents consisted of bank deposits in banks in Malaysia and petty cash on hands.

NOTE 4 -   INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at June 30, 2014 and October 25, 2013 are summarized as follows:
	June 30, 2014	October 25, 2013
Inventories	$64,204	$19,814

The inventories represent the gold minerals as at June 30, 2014 and October 25, 2013, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 5-   ACCOUNTS PAYABLE AND ADVANCED FROM SUB-CONTRACTOR AND RELATED PARTIES

Accounts Payable

Accounts payable at June 30, 2014 and October 25, 2013 consist of the following items:

	June 30, 2014	October 25, 2013
Due to Changxin Wanlin Technology Co Ltd(*)	$2,003,630	$2,138,108
Other accounts payable	15,447	350,151
	$2,019,077	$2,488,259

(*)Due to Changxin Wanlin Technology Co Ltd are accounts payable derived from ordinary business transactions. One of the directors of Changxin Wanlin Technology Co. Ltd., Wu Ming Ding, is also the director of CSB. This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms.

Advanced from subcontractor & related parties

Advanced from subcontractor & related parties at June 30, 2014 and October 25, 2013 consist of the following items:

	June 30, 2014	October 25, 2013
Advanced from sub-contractor (#1)	$18,437	$393,512
Advanced from directors, ex-director related to advancement to the Company(#2)	$-	$74,768
Advanced from Federal Mining Resources Limited(#3)	$109,802	$-
Advanced from Federal Capital Investment Limited (#4)	$24,000	$-
Advanced from Yorkshire Capital Limited (#5)	$9,000	$-
	$161,239	$468,280

(#1) As of January 29, 2014, BOG became the shareholder of the Company.
(#2)Advanced from directors or ex–director of CSB are advancement to CSB related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#3)One of the directors of Federal Mining Resources Limited, Mr. Wu Ming Ding, is also the director of the Company. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#4) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, is also the director of the Company. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#5) One of the directors of Yorkshire Capital Limited, Mr. Lai Kui Shing, Andy, is also a director of CSB. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at June 30, 2014 and October 25, 2013 are summarized as follows:

	June 30, 2014	October 25, 2013
Land and Building	$1,223,512	$1,243,963
Plant and Machinery	213,552	453,068
Office equipment	24,499	24,908
Project equipment	1,388,760	1,411,973
Computer	13,326	13,548
Motor Vehicle	310,477	353,778
Accumulated depreciation	(1,943,831)	(1,580,638)
	$1,230,295	$1,920,600
The depreciation expenses charged for the year ended June 30, 2014 and 2013 were $763,740 and $0 respectively.

NOTE 7 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	June 30, 2014	October 25, 2013
Loans from banks	$59,121	$99,985
Loans from banks(non-current)	77,878	162,467
Total	$136,999	$262,452

Hire purchase installment loans with total amount $146,212 and $285,328 as at June 30, 2014 and October 25, 2013 are $136,999 and $262,452 net of imprest charges equivalent to interest $9,213 and $22,876 respectively are summarized as follows:

				June 30, 2014	October 25, 2013
	Interest Rate		Monthly Due
Financial institution in Malaysia	N/A	*	361	$3,602	$7,328
Financial institution in Malaysia	N/A	*	768	-	5,458
Financial institution in Malaysia	N/A	*	853	-	19,071
Financial institution in Malaysia	N/A	*	775	9,298	16,548
Financial institution in Malaysia	N/A	*	1,273	-	29,759
Financial institution in Malaysia	N/A	*	352	10,212	32,347
Financial institution in Malaysia	N/A	*	1,273	-	13,608
Financial institution in Malaysia	N/A	*	352	10,212	13,608
Financial institution in Malaysia	N/A	*	1,242	23,593	35,350
Financial institution in Malaysia	N/A	*	2,029	75,067	94,888
Financial institution in Malaysia	N/A	*	356	14,228	17,363

Hire purchase loans payable to banks				$146,212	$285,328

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 6.34% for the entire loans life and periods.

The scheduled maturities of the CSB's hire purchase installment loans are as follows:

	J
December 31,
2014		$64,879
2015		45,770
2016		32,125
2017		3,438
2018
Later years
Total minimum hire purchase installment payment		$146,212
Less: Amount representing imprest charges equivalent to interest (current portion: $5,757 and non-current portion:$3,456)		9,213
Present value of net minimum lease payments (#)		$136,999

(#) Minimum payment reflected in the balance sheet as current and non-current obligations under hire purchases installment loans as at June 30, 2014.

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	For the year ended	For the period ended
	June 30, 2014	October 25, 2013
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-

Summary of the Company's net deferred tax liabilities and assets are as follows:

	June 30, 2014	October 25, 2013
Deferred tax assets:
Tax attribute carryforwards	$438,870	$80,522
Valuation allowances	(438,870)	(80,522)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for year ended June 30, 2014 and period ended October 25, 2013 or balance sheet as of June 30, 2014 and October 25, 2013. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As at June 30, 2014, the Company's office rent has expired and is currently being rent under month to month term. There are no commitments and contracts on such rental expenses.

As at June 30, 2014, the Company's hire purchase installment agreements are disclosed in Note 7. See Note 7 for the commitments for minimum installment payments under these agreements.

NOTE 10 – EARNINGS/(LOSS) PER SHARE

The Company has adopted ASC Topic No. 260, "Earnings Per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2014	2013

Net loss applicable to common shares	$(1,290,794)	$(79,011)

Weighted average common shares
outstanding (Basic)	59,084,742	3,977,500
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	59,084,742	3,977,500

Net loss per share (Basic and Diluted)	$(0.02)	$(0.02)

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

Share Issuance

As of September 30, 2013, the Company has issued 2,500,000 and 1,477,500 common shares at $0.01 and $0.04 per share, respectively, resulting in total cash proceeds of $84,100, being $3,978 for par value shares and $80,122 for capital in excess of par value.

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

There were 85,388,909 common shares issued and outstanding at June 30, 2014 compared to 3,977,500 common shares issued and outstanding at June 30, 2013.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 12 - RELATED PARTY TRANSACTIONS

As at June 30, 2014, advances were made by four companies of $2,146,432 related to ordinary business transactions.  One of the directors of these four companies is also the director of VRDR, GBL and CSB. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms.

As of January 29, 2014, BOG became the shareholder of the Company.  Amount due to BOG as at June 30, 2014 is $18,437.  The advances related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms.

During the year ended June 30, 2014, the Company sold $290,061 worth of gold to BOG.

During the year ended June 30, 2014, the Company incurred cost of revenue worth of $927,116 to BOG.

NOTE 13 -GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the year ended June 30, 2014, the Company has a loss from operations of $1,290,794 and working capital deficiency of $2,151,807. The Company intends to fund operations through debt and equity financing arrangements.

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

NOTE 14-CONCENTRATIONS

Suppliers

The Company's major suppliers for the year ended June 30, 2014 and 2013 are listed as following:

	Subcontractors		Accounts Payable
	Year	Year
	Ended	Ended
Major Suppliers	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Company A	100%	100%	0%	0%

 Customers

The Company's major customers for the year ended June 30, 2014 and 2013 are listed as following:

	Sales		Accounts Receivable
	Year	Year
	Ended	Ended
Major Customers	June 30,2014	June 30,2013	June 30,2014	June 30,2013
Company M	77%	0%	0%	0%
Company N	23%	0%	0%	0%

NOTE 15 -SUBSEQUENT EVENTS

Effective August 27, 2014, the Company's Articles of Incorporation have been amended to increase the authorized shares of the Company from 100,000,000 shares of common stock to 250,000,000 shares of common stock. A copy of the Certificate of Amendment (pursuant to NRS 78.385 and 78.390 – After issuance of Stock) was also filed with the Nevada Secretary of State. The Form 8K announcing the increase of the authorized shares of the Company was filed with SEC on September 15, 2014.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose except above mentioned matters.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

1) Previous Independent Auditors:
 a. On February 13, 2014, the Company dismissed the registered independent public accountant, Sadler, Gibb & Associates, CPAs LLC of Salt Lake City, Utah ("SGA").
 b. SGA's report on the financial statements for the year ended June 30, 2013, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.
 c. Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial review of financial statements of the quarterly period September 30, 2013, there have been no disagreements with SGA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SGA, would have caused them to make reference thereto in their report on the financial statements. Through the interim period February 13, 2014 (the date of dismissal of the former accountant), there have been no disagreements with SGA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of SGA would have caused them to make reference thereto in their report on the financial statements.
d. We have authorized SGA to respond fully to the inquiries of the successor accountant.
(2) New Independent Accountants:
 a.   On February 13, 2014, the Company engaged Albert Wong & Co. CPAs ("AWC") of Hong Kong, as its new registered independent public accountant. During the years ended June 30, 2013, and prior to February 13, 2014 (the date of the new engagement), we did not consult with AWC regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by AWC, in either case where  written or oral advice provided by AWC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).
(3) Appointment of Independent Accountants for Gold Billion Global Limited:
a. On February 13, 2014, Albert Wong & Co. CPAs ("AWC") of Hong Kong was appointed as the registered independent public accountant to audit the financial statements of Gold Billion Global Limited ("GBL") as of October 25, 2013 and June 30, 2013. During the year ended June 30, 2013, and prior to February 13, 2014 (the date of the engagement), we consulted AWC regarding:
(i) the application of accounting principles to a specified transaction, i.e., the definition of reverse merger (ASC 805-10-40) and variable interest entity (ASC 810-10), and the relevant accounting treatment required by the U.S. GAAP.
(ii) the type of audit opinion that might be rendered on the Company's financial statements by AWC, in either case where written or oral advice provided by AWC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues. AWC explained the different types of audit opinion rendered in an audit report under United States General Accepted Auditing Standards and the PCAOB Auditing Standards. With regards to the audit opinion on Gold Billion Global Limited, AWC did not render any final audit opinion until AWC completed the relevant audit procedures and delivered the audit report to the Company for review on February 20, 2014.

b. During the year ended June 30, 2013, and prior to February 13, 2014 (the date of engagement), we consulted with AWC.  The primary nature of the consultation with AWC was to look for an accountant who has professional and practical knowledge in the application and compliance of US GAAP so as to help the Company to perform the audit of GBL. The Company had two meetings with AWC before it made the final decision to hire this firm to perform audit of GBL. The first meeting was an initial meeting where the Company provided limited information on GBL to AWC. Management requested information from AWC regarding the definition of Reverse Take-Over in Business Combination (ASC 805-10-40), Variable Interest Entity (VIE), (ASC 810-10) and how to present properly under US GAAP. The second meeting was an enhanced meeting where the Company provided specific information on GBL to AWC in order to have specific analysis of the audit problems of GBL. The Company consulted with AWC as to whether Verde Resources, Inc ("VRDR") acquisition of GBL was a direct acquisition or reverse acquisition as prescribed in ASC 805-10-40. In addition, the Company inquired as to whether the assignment of management rights of Champmark Sdn Bhd ("CSB") to GBL could result in GBL having a controlling interest in CSB, so GBL could treat CSB as a deemed subsidiary as prescribed in ASC 810-10 and consolidate into its group financial report under VIE.. In addition, the Company asked AWC to provide an estimate on the audit of GBL in terms of timing and budget charges. The Company did not consult with AWC regarding any matter that was the subject of a disagreement between us and the former auditor.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of June 30, 2014 based on the COSO framework criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers' Certifications

Appearing as exhibits to this Annual Report are "Certifications" of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications").  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Wu Ming Ding	President and Director	58	October 17, 2013
Balakrishnan B S Muthu	Treasurer, Chief Financial Officer, General Manager and Director	52	October 17, 2013
Liang Wai Keen	Secretary	43	October 17, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Wu Ming Ding

Sep 1979 - Sep 1983:	Major in Economics & Management, Guangdong Radio & TV University, China
Apr 2004 - Present:	Managing Director, Beijing Changxin Wanlin Technology Co., Ltd. Director, Federal Capital Investments Limited
Sep 2010 - Present:	Director, Federal Mining Resources Ltd.

Mr. Wu  played a key role in helping to secure the Chinese patent for a U.S. fuel additive product through collaboration with the Lanzhou Petrochemical Company, a subsidiary of China National Petroleum Corporation (CNPC).  Mr. Wu was also active in the business development of a mining project in the Fujian province.  Mr. Wu is a Hong Kong Member of the Guangdong Zengcheng County Chinese People's Political Consultative Committee

Mr. Balakrishnan B S Muthu

Apr 1987 - Dec 1989:	Graduated with Diploma in Business Administration, The Association of Business Executives ABE, UK.
Dec 2007 - Present:	General Manager, Champmark Sdn. Bhd

Mr. Muthu has more than 20 years of experience in financial auditing and business strategic planning. He has been involved in preliminary alluvial mine planning and initial development of Merapoh Project since 2008. His previous experience includes working for Petroliam Nasional Berhad (Petronas) in various departments including the roles in compilation of seismic data, kiosk coordination and upstream financial auditing. He has also worked as a consultant providing financial and technical services for several oil and gas projects. He is also a Chartered Financial Planner (CFP).

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

Except for the disclosure on Item 3, Legal Proceedings, none of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

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

Compliance with Section 16(a) of the Exchange Act

As of August 27, 2014, the Company's common stock is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.  As of the date of this Annual Report, no officer or director has filed beneficial ownership reports as required by Section 16(a).

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, unit 1503, 15/F, The Phoenix, 21-25 Luard Rd, Wanchai, Hong Kong.

Board and Committee Meetings

Our board of directors currently consists of two members, Wu Ming Ding and Balakrishnan B S Muthu. The Board held no formal meetings during the year ended June 30, 2014. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11.     Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer; and

(b)	each of our two executive officers who were serving as executive officers at the end of the year ended June 30, 2014.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wu Ming Ding (1) President and Director	2014 2013	14,736 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Balakrishnan B S Muthu (2) Treasurer, Chief Financial Officer, General Manager, and Director	2014 2013	47,892 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Stephen Spalding (3)	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	600 2,400	600 2,400
Michael Stiege (4)	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Steve Karolyi (5)	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 4,167	0 4,167

(1)	Mr. Wu was appointed President and a director of the Company on October 17, 2013. Mr. Wu was paid a total salary of $14,736 for the year ended June 30, 2014.

(2)
Mr. Muthu was appointed Treasurer, Chief Financial Officer, General Manager and a director of the Company on October 17, 2013. Mr. Muthu was paid a total salary of $47,892 for the year ended June 30, 2014.

(3)
Mr. Spalding resigned from all of his positions as officers and director of the Company on October 17, 2013. Mr. Spalding was receiving $200 per month for providing office space for the period between July 1, 2011 and September 30, 2013.

(4)	Mr. Stiege resigned from all of his positions as officers and director of the Company on October 17, 2013.
(5)
Mr. Karyoli served as a director of the Company from October 29, 2010 to September 25, 2013. Mr. Karolyi, who is co-owner of Gold
Explorations, LLC, received compensation for the work and exploration programs performed on the Property, as described in the Mineral Claim Purchase Agreement. Gold Exploration, LLC has received $29,167, from the Company, as per the Mineral Claim Purchase Agreement. This Purchase Agreement was cancelled on October 17, 2013 through a written notice to Gold Explorations, LLC.

Other than set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended June 30, 2014.

Option Exercises and Stock Vested

During our Fiscal year ended June 30, 2014, there were no options exercised by any officer or director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 29, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Wu Ming Ding Unit 1503, 15/F., The Phoenix, 21-25 Luard Road, Wanchai, Hong Kong	16,569,512 common shares Indirect ownership	19.4%
Balakrishnan B.S. Muthu Unit 1503, 15/F., The Phoenix, 21-25 Luard Road, Wanchai, Hong Kong	500,000 common shares Indirect ownership	0.6%
Directors and Executive Officers as a Group (1)	17,069,512 common shares	20.0%
All Fine Holdings Ltd.	10,162,602 common shares Direct ownership	11.9%
Internet.com Ltd	6,406,910 common shares Direct ownership	7.5%
C&K Holdings Pte Ltd	6,016,260 common shares Direct ownership	7.1%
Dynamic State Investments Ltd.	5,650,407 common shares Direct ownership	6.6%
Goldlynn Invest Limited	4,746,341 common shares Direct ownership	5.6%

           (1)      Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2013. As of September 30, 2014, there were 85,388,909 shares of our company's common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Messrs. Wu, and Muthu, our only directors, are not independent directors as they also serve as our executive officers.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K, and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:
	Year Ended June 30, 2014	Year Ended June 30, 2013
Audit Fees (1)	$50,000	$9,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$0
Total	$50,000	$9,500

(1)     Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)     Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

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

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

14.1	14.1	Code of Ethics (3)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive Officer

32.2	*	Rule 1350 Certification of Chief Financial Officer

101.INS (4)	*	XBRL Instance

101.SCH (4)	*	XBRL Taxonomy Extension Schema

101.CAL (4)	*	XBRL Taxonomy Extension Calculations

101.DEF (4)	*	XBRL Taxonomy Extension Definitions

101.LAB (4)	*	XBRL Taxonomy Extension Labels

101.PRE (4)	*	XBRL Taxonomy Extension Presentation

(1)
Filed with the Securities and Exchange Commission on December 2, 2010 as an exhibit, numbered as indicated above, to the Registrant's registration statement on Form S-1 (file no. 333-17093 5), which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on July 19, 2011 as an exhibit, numbered as indicated above, to the Registrant's Form 8-K (file no. 333-170935), which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on September 28, 2011 as an exhibit, numbered as indicated above, to the Registrant's Form 10-K (file no. 333-170935), which exhibit is incorporated herein by reference.

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

VERDE RESOURCES, INC.
(Registrant)

Dated: September 29, 2014	/s/ Wu Ming Ding
Wu Ming Ding
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 29, 2014	/s/ Wu Ming Ding
Wu Ming Ding
President and Director
(Principal Executive Officer)

Date: September 29, 2014	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)