Form 10-Q
period 2014-09-30
VERDE RESOURCES, INC.
filed 2014-11-19
CIK 1506929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55276

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

As of November 19, 2014 there were 85,388,909 shares of the issuer's common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

 Item 1.      Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED SEPTEMBER 30, 2014

Verde Resources, Inc.
Condensed Consolidated Balance Sheets

	As at September 30,	As at June 30,
	2014	2014
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$38,140	$121,781
Amount due from related parties	27,882	15,167
Inventories	11,438	64,204
Other deposit& prepayment	21,088	58,701
Total Current Assets	$98,548	$259,853
Long Term Assets
Property, plant and equipment	$1,058,789	$1,230,295
Total Long Term Assets	$1,058,789	$1,230,295

TOTAL ASSETS	$1,157,337	$1,490,148

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,978,774	$2,019,077
Advanced from related parties	201,321	161,239
Accrual	184,930	172,223
Loans from banks	58,258	59,121
Deposit received from customer	38,030
Total Current Liabilities	$2,461,313	$2,411,660
Long term Liabilities
Loans from banks (non-current)	$77,187	$77,878
Total Long Term Liabilities	$77,187	$77,878

TOTAL LIABILITIES	$2,538,500	$2,489,538

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 85,388,909 & 83,977,500 shares issued and outstanding as of September 30, 2014 & June 30, 2014	$85,389	$85,389
Additional paid-in capital	1,580,893	1,580,893
Accumulated deficit	(2,673,389)	(2,281,911)
Accumulated other comprehensive income(loss)	56,055	(411)
Non-controlled interest	(430,111)	(383,350)
Total Stockholders' Deficit	$(1,381,163)	$(999,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,157,337	$1,490,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2014	2013

REVENUES
Revenue	$563,775	$-
Cost of revenue	(839,324)	-
Gross loss	(275,549)	-
OPERATING EXPENSES:
Selling, general & administrative expenses	(176,030)	(7,981)
LOSS FROM OPERATIONS	$(451,579)	$(7,981)

OTHER INCOME	13,340	-

NET LOSS BEFORE INCOME TAX	$(438,239)	$(7,981)

Provision of Income Tax	-	-
NET LOSS	$(438,239)	$(7,981)

Non-controlled interest	46,761	-
Net loss contributed to the group	(391,478)	(7,981)

Other comprehensive income(loss)
Foreign currency translation loss	$56,466	$-

Comprehensive loss	$(335,012)	$(7,981)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	85,388,909	3,977,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(438,239)	$(7,981)
Adjustments to reconcile loss to net cash used in operations
Depreciation	176,218	-
Disposal of fixed assets	1,938	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	(13,005)	-
Deposits	37,538	-
Inventory	51,528	-
Increase (decrease) in:
Accounts payable	(1,363)	(15)
Accrued liabilities	15,073	-
Advanced from related parties	40,438	-
Deposit received from customer	38,030	-
Net cash (used in) operating activities	(91,844)	(7,996)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	4,577	-
Addition of motor vehicle	(18,682)	-
Net cash provided by investing activities	(14,105)	-

Cash flows from financing activities: Proceeds received from notes payable-related party	-	7,000
Proceeds from bank loans	13,176	-
Repayments of bank loans	(14,264)	-
Net cash provided by financing activities	(1,088)	7,000

Net increase(decrease) in cash and cash equivalent	(107,037)	(996)

Effect of exchange rate changes on cash	23,397	-

Net increase (decrease) in cash and cash equivalents	(83,640)	(996)
Cash and cash equivalents at beginning of year	121,780	2,102
Cash and cash equivalents at end of year	$38,140	$1,106

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$1,658	$-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.
 Notes to Condensed Consolidated Financial Statements
September 30, 2014
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

On July 1, 2013, FMR has assigned its rights and obligation on Champmark Sdn Bhd ("CSB") to GBL. Four of the five members of CSB Board of Directors were appointed by FMR, with two of the GBL Board of Directors currently sitting on the CSB Board. According to ASC 810-05-08 A, CSB is a deemed subsidiary of GBL where it has controlled the CSB Board of Directors, has assigned rights to receive future benefits and residual value, and obligation to absorb loss and finance for CSB by GBL. GBL has the power to direct the activities of CSB that most significantly impact CSB's economic performance and the obligation to absorb losses of CSB that could potentially be significant to the CSB or the right to receive benefits from CSB that could potentially be significant to CSB. GBL is the primary beneficiary of CSB because it has been assigned with all relevant rights and obligation and can direct the activities of CSB through the common directors and the 85% shareholder, FMR. Under 810-23-42, 43, it is determined that CSB is de-facto agent of GBL and GBL is the de-facto principal of CSB. GBL started to consolidate CSB from July 1, 2013 and the Company consolidated GBL and CSB from October 25, 2013 onwards.

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

Effective August 27, 2014, the Company's Articles of Incorporation have been amended to increase the authorized shares of the Company from 100,000,000 shares of common stock to 250,000,000 shares of common stock. A copy of the Certificate of Amendment was filed with the Nevada Secretary of State. The Form 8K announcing the increase of the authorized shares of the Company was filed with SEC on September 15, 2014.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the operating results for the full years.

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

Variable Interest Entity

On July 1, 2013, the Company's subsidiary, GBL entered into a series of agreements ("VIE agreements") with FMR and details of the VIE agreements are as follows:

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $38,140 and $121,781 in cash and cash equivalents at September 30, 2014 and June 30, 2014, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At September 30, 2014 and June 30, 2014, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge.  As of September 30, 2014 and June 30, 2014, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.  At September 30, 2014 and June 30, 2014 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of September 30, 2014 and June 30, 2014.

Foreign Currency Translation

The Company's reporting currency is the United States dollar ("$") and the accompanying consolidated financial statements have been expressed in United States dollars. The Company's functional currency is the Malaysian Ringgit ( "MYR") which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In accordance with ASC Topic 830 "Translation of Financial Statements" , capital accounts of the consolidated financial statements are translated into United States dollars from MYR at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year.  The resulting exchange differences are recorded in the consolidated statement of operations.

	September 30, 2014	June 30, 2014
Period-end MYR : $1 exchange rate	0.3051	0.3111
Average MYR : $1 exchange rate	0.3117	0.3070

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

Segment Reporting

The Company currently engages in one operation segment: Gold Mining. The expenses incurred were consisting principally of management services.  The Company's major operation is located in Malaysia.

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs" . Advertising expenses incurred for the periods ended September 30, 2014 and June 30, 2014 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of September 30, 2014 and June 30, 2014, the Company did not have any significant unrecognized uncertain tax positions.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this ASU relate to glossary terms and cover a wide range of Topics in the FASB's Accounting Standards Codification™ (Codification). These amendments are presented in four sections:

1. Deletion of Master Glossary Terms (Section A) arising because of terms that were carried forward from source literature (e.g., FASB Statements, EITF Issues, and so forth) to the Codification but were not utilized in the Codification.

2. Addition of Master Glossary Term Links (Section B) arising from Master Glossary terms whose links did not carry forward to the Codification.

3. Duplicate Master Glossary Terms (Section C) arising from Master Glossary terms that appear multiple times in the Master Glossary with similar, but not identical, definitions.

4. Other Technical Corrections Related to Glossary Terms (Section D) arising from miscellaneous changes to update Master Glossary terms.
 The amendments do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

 Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

 In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

 The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization's results from continuing operations.

The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

 The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force.

The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.

The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

 Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.

The FASB has issued Accounting Standards Update (ASU) No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity. The amendments in this ASU will apply to a reporting entity that is required to consolidate a collateralized financing entity under the Variable Interest Entities guidance when: (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other Codification Topics; and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings.

The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. For entities other than public business entities, the amendments are effective for annual periods ending after December 15, 2016, and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an annual period.

 The fair value of the financial assets of a collateralized financing entity, as determined under GAAP, may differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. Before this ASU, there was no specific guidance in GAAP on how a reporting entity should account for that difference.

The amendments in this ASU provide an alternative to Topic 820 Fair Value Measurement for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate that difference. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of this ASU, the amendments clarify that: (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of Topic 820; and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss).

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures.

Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.

Currently, GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures.

This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.

 The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 -   CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At September 30, 2014 and June 30, 2014 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

 NOTE 4 – AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at September 30, 2014 and June 30, 2014 consist of the following items:

	September 30, 2014	June 30, 2014
Amount due from BOG (*1)	$26,841	$15,167
Amount due from Stable Treasure Sdn. Bhd. (*2)	1,041	-
	$27,882	$15,167

(*1) BOG is one of the shareholders of the Company.  The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(*2) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company.  The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 -   INVENTORIES

Inventories are valued at cost, not in excess of market.  Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost.  Inventories, at September 30, 2014 and June 30, 2014 are summarized as follows:

	September 30, 2014	June 30, 2014
Inventories	$11,438	$64,204

The inventories represent the gold minerals as at September 30, 2014 and June 30, 2014, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6-   ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at September 30, 2014 and June 30, 2014 consist of the following items:

	September 30, 2014	June 30, 2014
Due to Changxin Wanlin Technology Co Ltd(*)	$1,966,511	$2,003,630
Other accounts payable	12,263	15,447
	$1,978,774	$2,019,077

(*) Due to Changxin Wanlin Technology Co Ltd are accounts payable derived from ordinary business transactions.  One of the directors of Changxin Wanlin Technology Co. Ltd., Wu Ming Ding, is also the director of CSB. This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms.

Advanced from related parties

 Advanced from related parties at September 30, 2014 and June 30, 2014 consist of the following items:

	September 30, 2014	June 30, 2014
Advanced from BOG (#1)	$-	$18,437
Advanced from Federal Mining Resources Limited(#2)	$135,321	$109,802
Advanced from Federal Capital Investment Limited (#3)	$48,000	$24,000
Advanced from Yorkshire Capital Limited (#4)	$18,000	$9,000
	$201,321	$161,239

(#1) As of January 29, 2014, BOG is one of the shareholders of the Company. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#2) One of the directors of Federal Mining Resources Limited, Mr. Wu Ming Ding, is also the director of the Company. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#3) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, is also the director of the Company. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#4) One of the directors of Yorkshire Capital Limited, Mr. Lai Kui Shing, Andy, is also a director of CSB. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at September 30, 2014 and June 30, 2014 are summarized as follows:

	September 30, 2014	June 30, 2014
Land and Building	$1,199,915	$1.223.512
Plant and Machinery	188,992	213.552
Office equipment	24,026	24.499
Project equipment	1,361,976	1.388.760
Computer	13,068	13.326
Motor Vehicle	335,672	310.477
Accumulated depreciation	(2,064,860)	(1.943.831)
	$1,058,789	$1.230.295

The depreciation expenses charged for the period ended September 30, 2014 and 2013 was $172,487 and $0.

NOTE 8 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	September 30, 2014	June 30, 2014
Loans from banks	$58,258	59,121
Loans from banks(non-current)	77,187	77,878
Total	$135,445	136,999

Hire purchase installment loans with total amount $144,746 and $146,212 as at September 30, 2014 and June 30, 2014 are $135,445 and $136,999 net of imprest charges equivalent to interest $9,301 and $9,213 are summarized as follows:

				September 30, 2014	June 30, 2014
	Interest Rate		Monthly Due
Financial institution in Malaysia	N/A	*	354	$2,825	$3,602
Financial institution in Malaysia	N/A	*	760	6,838	9,298
Financial institution in Malaysia	N/A	*	346	8,979	10,212
Financial institution in Malaysia	N/A	*	346	8,979	10,212
Financial institution in Malaysia	N/A	*	1,218	19,484	23,593
Financial institution in Malaysia	N/A	*	1,990	69,639	75,0678
Financial institution in Malaysia	N/A	*	349	12,906	14,228
Financial institution in Malaysia	N/A	*	261	15,096	-
Hire purchase loans payable to banks				$144,746	$146,212

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 6.34% for the entire loans life and periods.

The scheduled maturities of the CSL's hire purchase installment loans are as follows:

September 30,
2015	63,766
2016	44,361
2017	30,562
2018	6,057
Later years	-
Total minimum hire purchase installment payment	$144,746
Less: Amount representing imprest charges equivalent to interest (current portion: $5,508 and non-current portion:$3,793)	9,301
Present value of net minimum lease payments (#)	$135,445

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at September 30, 2014.

NOTE 9 – INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. T he Company is a Nevada incorporated company and subject to United State Federal Income Tax. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	Period ended
	September 30, 2014	June 30, 2014
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-

Summary of the Company's net deferred tax liabilities and assets are as follows:

	September 30, 2014	June 30, 2014
Deferred tax assets:
Tax attribute carryforwards	$149,001	438,870
Valuation allowances	(149,001)	(438,870)
Total	$-	-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period September 30, 2014 and June 30, 2014 or balance sheet as of September 30, 2014 and June 30, 2014. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is committed under operating lease for office premises expiring May 2015, with fixed monthly rental.  As at September 30, 2014, the Company has future minimum rental payment of $4,638 due for the year ended June 30, 2015.

As at September 30, 2014, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

NOTE 11 – EARNINGS/(LOSS) PER SHARE

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

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2014	2013

Net loss applicable to common shares	$(438,239)	$(7,981)

Weighted average common shares
outstanding (Basic)	85,388,909	3,977,500
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	85,388,909	3,977,500

Net loss per share (Basic and Diluted)	$(0.01)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 12 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 250,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

On September 30, 2013, the Company issued 2,500,000 and 1,477,500 common shares at $0.01 and $0.04 per share, respectively, resulting in total cash proceeds of $84,100, being $3,978 for par value shares and $80,122 for capital in excess of par value.

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

There were 85,388,909 common shares issued and outstanding at September 30, 2014 compared to 3,977,500 common shares issued and outstanding at October 25, 2013.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As at September 30, 2014, advances were made by four companies of $2,185,833 related to ordinary business transactions.  One of the directors of these four companies is also the director of VRDR, GBL and CSB. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms.

As at September 30, 2014, amounts due from two companies of $27,881 related to ordinary business transactions.  One of the directors of one company is also the director of VRDR and CSB.  The other company, BOG is one of the shareholders of the Company.  The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms.

During the period ended September 30, 2014, the Company sold $201,391 worth of gold to BOG.

During the year ended September 30, 2014, the Company incurred cost of revenue worth of $416,231 to BOG.

NOTE 14 -GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended September 30, 2014, the Company has a loss from operations of $438,239 and working capital deficiency of $2,362,765. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending September 30, 2014 and subsequently.

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

NOTE 15-CONCENTRATIONS

Suppliers

The Company's major suppliers for the period ended September 30, 2014 and 2013 are listed as following:

	Subcontractors		Accounts Payable
	Three	Three
	Months	Months
	Ended	Ended
Major Suppliers	September 30,2014	September 30,2013	September 30,2014	September 30, 2013
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the period ended September 30, 2014 and 2013 are listed as following:

	Sales		Accounts Receivable
	Three	Three
	Months	Months
	Ended	Ended
Major Customers	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Company M	48%	0%	0%	0%
Company N	36%	0%	0%	0%
Company O	16%	0%	0%	0%

NOTE 16 -SUBSEQUENT EVENTS

Effective August 27, 2014, the Company's Articles of Incorporation have been amended to increase the authorized shares of the Company from 100,000,000 shares of common stock to 250,000,000 shares of common stock. A copy of the Certificate of Amendment was filed with the Nevada Secretary of State. The Form 8K announcing the increase of the authorized shares of the Company was filed with SEC on September 15, 2014.

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

GBL was established on February 7, 2013 by the Board of Directors of FMR to monitor the CSB operation. The acquisition of 100% of the issued and outstanding capital stock of GBL was agreed upon on October 18, 2013 and completed on October 25, 2013 subject to the approval of the Board of Directors and the audit of GBL.

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

Corporate History and Structure

Verde Resources, Inc. was incorporated on April 22, 2010 in the State of Nevada, U.S.A. On October 17, 2013, Stephen Spalding and Michael Stiege resigned from all of their positions as officers and directors of the Company. In addition, the following persons were appointed to serve as directors and to assume the responsibilities of officers on October 17, 2013. Mr. Wu Ming Ding, as President and Director; Mr. Balakrishnan B S Muthu as Treasurer Chief Financial Officer, General Manager and Director; and Mr. Liang Wai Keen as Secretary. Mr. Wu and Mr. Muthu were added to the Board of Directors.

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

Effective August 27, 2014, the Company's Articles of Incorporation have been amended to increase the authorized shares of the Company from 100,000,000 shares of common stock to 250,000,000 shares of common stock. A copy of the Certificate of Amendment  was filed with the Nevada Secretary of State. The Form 8K announcing the increase of the authorized shares of the Company was filed with SEC on September 15, 2014.

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

Results of Operations

For the three months ended September 30, 2014 and 2013:

We have generated $563,775 and $0 revenues for the three months ended September 30, 2014 and 2013, and have recorded a gross loss of $275,549 and $0 for the three months ended September 30, 2014 and 2013. We have incurred $176,030 and $7,981 in operating expenses through September 30, 2014 and September 30, 2013. We have other income $13,340 and $0 for the three months ended September 30, 2014 and 2013.

The following table provides selected financial data about our company for the three months ended September 30, 2014 and September 30, 2013.

Statement of Operation	09/30/14	09/30/2013	Change
	Amount	Amount	%
Revenue	$563,775	$0	N/A
Cost of revenue	$839,324	$0	N/A
Gross Loss	$275,549	$0	N/A
Operating Expenses	$176,030	$7,981	2,106%
Other Income	$13,340	$0	N/A

For the three months ended September 30, 2013, the Company did not generate or realize any revenues from its business operations as an exploration-stage company. With the assignment of mining right and the VIE agreements in 2013, the operating results of the VIE (which becomes subsidiary after April 1, 2014) is included in the condensed consolidated financial statements.

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

The Company, through its wholly-owned subsidiary company Gold Billion Global Ltd ("GBL") has entered into a letter of intent with Xinjiang Changhe Mining Co., Ltd ("XCM") on September 29, 2014, Under the letter of intent, GBL has offered to acquire ownership in XCM for the Ayigate Gold Project subject to due diligence. The Ayigate gold mine is located within the Tianshan region in Wuqia County, Xinjiang Uygur Autonomous Region of the People's Republic of China.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended September 30, 2014 and June 30, 2014 .

Cash Flow Date	09/30/2014	06/30/2014

Net Loss from operation	$438,239	$7,981
Net Cash Generated/(Used) from operating activities	$(91,844)	$(7,996)
Net Cash Generated/(Used) from investing activities	$(14,105)	$-
Net Cash Generated/(Used) from financing activities	$(1,088)	$7,000

For the three months ended September 30, 2014, the Company had incurred net loss from operation of $438,239 which posted a negative impact to the company's cash flow. The reconciliation on non-cash items such as depreciations and proceeds from disposal of plant and equipment all provide negative impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $7,996 to $91,844. The major reason was the $438,239 operation loss.  The loss was partially offset by the noncash expenses such as $176,218 in depreciation and $1,938 in noncash loss in disposal of plant and machinery.  In the operating assets and liabilities, the net decrease in current assets, such as accounts receivable from related parties, deposits and inventory was $76,061 whereas the net increase in current liabilities, such as accounts payable, accrued liabilities, advanced from related parties and deposit received from customer was $92,178, which provided $168,239 positive cash flow effect but not enough to offset the $438,239 loss in operation. The final result of the cash flow from operating activities was $91,844 negative cash flow effect.

In the investing and financing analysis, the proceeds from disposal of plant and equipment and cash used for the purchase of motor vehicle created a negative cash flow.  With net proceeds from bank loans end up with a total negative cash flow of $15,193.  Besides, the net decrease in exchange rate effect of $23,397 provided positive cash flow effect. The cash and cash equivalents at the end of September 30, 2014 was decreased by $107,037 with $38,140 as balance.

Overall speaking, the cash flow situation will not allow for operation in the coming next 12 months by self-generated cash provided from operating activities.  The Company needs to increase cash flow supplies with a long term plan until the company makes sustainable profits and have a positive cash flow. Otherwise, loans from related parties may be a temporary solution. There is no guarantee that we will be able to secure adequate financing.  If we fail to secure sufficient funds, our business activities may be curtailed, or we may cease to operate.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014 , management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of September 30, 2014.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the period ended September 30, 2014.

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
101*

*  The following financial information from Verde Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2014, and June 30, 2014, (ii) Condensed Statements of Operations for the three months ended September 30, 2014 and 2013, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: November 19, 2014	/s/ Wu Ming Ding
Wu Ming Ding
President
(Principal Executive Officer)