Form 10-Q
period 2014-12-31
VERDE RESOURCES, INC.
filed 2015-02-13
CIK 1506929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

or

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

As of February 13, 2015 there were 91,288,909 shares of the issuer's common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

  Item 1.       Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDEDDECEMBER 31, 2014

Verde Resources, Inc.
Condensed Consolidated Balance Sheets

	As at December 31,	As at June 30,
	2014	2014
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$28,255	$121,781
Amount due from related parties	3,186	15,167
Inventories	-	64,204
Other deposit & prepayment	2,341	58,701
Total Current Assets	$33,782	$259,853
Long Term Assets
Property, plant and equipment	$839,420	$1,230,295
Total Long Term Assets	$839,420	$1,230,295

TOTAL ASSETS	$873,202	$1,490,148

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,859,994	$2,019,077
Advanced from related parties	381,553	161,239
Accrual	117,212	172,223
Loans from banks	51,951	59,121
Deposit received	33,987	-
Total Current Liabilities	$2,444,697	$2,411,660
Long term Liabilities
Loans from banks (non-current)	$58,644	$77,878
Total Long Term Liabilities	$58,644	$77,878

TOTAL LIABILITIES	$2,503,341	$2,489,538

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 85,388,909 shares issued and outstanding as of December 31, 2014 & June 30, 2014	$85,389	$85,389
Additional paid-in capital	1,580,893	1,580,893
Accumulated deficit	(3,048,618)	(2,281,911)
Accumulated other comprehensive income(loss)	219,844	(411)
Non-controlled interest	(467,647)	(383,350)
Total Stockholders' Deficit	$(1,630,139)	$(999,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$873,202	$1,490,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

REVENUES
Revenue	$26,836	$172,978	$590,611	$344,730
Cost of revenue	(244,152)	(402,970)	(1,083,476)	(820,155)
Gross loss	(217,316)	(229,992)	(492,865)	(475,425)
OPERATING EXPENSES:
Selling, general & administrative expenses	204,257	154,975	380,287	210,672
LOSS FROM OPERATIONS	$(421,573)	(384,967)	$(873,152)	$(686,097)

OTHER INCOME	8,808	22,466	22,148	54,836

NET LOSS BEFORE INCOME TAX	$(412,765)	(362,501)	$(851,004)	$(631,261)

Provision of Income Tax	-	-	-	-
NET LOSS	$(412,765)	(362,501)	$(851,004)	$(631,261)

Non-controlled interest	37,536	36,977	84,297	76,093
Net loss contributed to the group	(375,229)	(325,524)	(766,707)	(555,168)

Other comprehensive income(loss)
Foreign currency translation income(loss)	$163,789	$(125,055)	$220,255	$(58,263)

Comprehensive loss	$(211,440)	$(450,579)	$(546,452)	$(613,431)

Basic and Diluted Loss per Common Share	$(0.004)	$(0.005)	$(0.009)	$(0.017)

Weighted Average Number of Common Shares Outstanding	85,388,909	63,149,511	85,388,909	33,563,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(851,004)	$(631,261)
Adjustments to reconcile loss to net cash used in operations
Depreciation	331,266	381,290
Reorganization	-	(3,387,628)
Disposal of fixed assets	2,380	(10,330)
Issuance of common stock (non cash)	-	211,250
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	10,734	(15,945)
Deposits	56,042	(146,267)
Inventory	58,921	(4,471)
Increase (decrease) in:
Accounts payable	128,129	2,412,686
Accrued liabilities	(44,915)	307,374
Advanced from sub-contractor & related parties	100,766	434,146
Other payable	-	3,490
Deposit received	33,987	-
Net cash (used in) operating activities	(173,694)	(445,666)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	4,853	139,797
Addition of motor vehicle	(17,482)	-
Net cash provided by investing activities	(12,629)	139,797

Cash flows from financing activities:
Proceeds from bank loans	46,454	298,826
Repayments of bank loans	(31,324)	(127,896)
Shareholders' loans waived	-	95,938
Net cash provided by financing activities	15,130	266,868

Net increase(decrease) in cash and cash equivalent	(171,193)	(39,001)

Effect of exchange rate changes on cash	77,667	54,286

Net increase (decrease) in cash and cash equivalents	(93,526)	15,285
Cash and cash equivalents at beginning of year	121,781	2,101
Cash and cash equivalents at end of year	$28,255	$17,386

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$3,557	$6,749

Supplementary non-cash information
Reorganization	$(3,387,628)
Issuance of common stock	$211,250

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.
 Notes to Condensed Consolidated Financial Statements
December 31, 2014
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

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended December 31, 2014 are not necessarily indicative of the operating results for the full years.

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

With the above agreements, GBL demonstrates its ability to control CSB as the primary beneficiary and the operating results of the VIE was included in the condensed consolidated financial statements for the nine months ended December 31, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $28,255 and $121,781 in cash and cash equivalents at December 31, 2014 and June 30, 2014, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At and, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge.  As of and, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.  At December 31, 2014 and June 30, 2014 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of December 31, 2014 and June 30, 2014.

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

	December 31, 2014	June 30, 2014
Period-end MYR : $1 exchange rate	0.2855	0.3111
Average MYR : $1 exchange rate	0.3034	0.3070

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs" . Advertising expenses incurred for the periods ended December 31, 2014 and June 30, 2014 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of December 31, 2014 and September 30, 2014, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 3 -   CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At December 31, 2014 and June 30, 2014 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

  NOTE 4 – AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at December 31, 2014 and June 30, 2014 consist of the following items:

	December 31, 2014	June 30, 2014
Amount due from BOG (*1)	$-	$15,167
Amount due from Stable Treasure Sdn. Bhd. (*2)	3,186	-
	$3,186	$15,167

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

NOTE 5 -   INVENTORIES

Inventories are valued at cost, not in excess of market.  Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost.  Inventories, at December 31, 2014 and September 30, 2014 are summarized as follows:

	December 31, 2014	June 30, 2014
Inventories	$-	$64,204

The inventories represent the gold minerals as at December 31, 2014 and June 30, 2014, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6-   ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at December 31, 2014 and June 30, 2014 consist of the following items:

	December 31, 2014	June 30, 2014
Due to Changxin Wanlin Technology Co Ltd(*)	$1,840,496	$2,003,630
Other accounts payable	19,498	15,447
	$1,859,994	$2,019,077

(*) Due to Changxin Wanlin Technology Co Ltd are accounts payable derived from ordinary business transactions.  One of the directors of Changxin Wanlin Technology Co. Ltd., Mr. Wu Ming Ding, is also the director of VRDR, GBL and CSB. This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms.

Advanced from related parties

 Advanced from related parties at December 31, 2014 and June 30, 2014 consist of the following items:

	December 31, 2014	June 30, 2014
Advanced from BOG (#1)	$121,065	$18,437
Advanced from Federal Mining Resources Limited(#2)	$161,488	$109,802
Advanced from Federal Capital Investment Limited (#3)	$72,000	$24,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$9,000
	$381,553	$161,239

(#1) As of January 29, 2014, BOG is one of the shareholders of the Company. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#2) One of the directors of Federal Mining Resources Limited, Mr. Wu Ming Ding, is also the director of VRDR, GBL and CSB. Another two directors of Federal Mining Resources Limited, Mr. Lai Kui Shing Andy and Mr. Chen Ching are also directors of CSB.  The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#3) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, is also the director of VRDR, GBL and CSB. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#4) One of the directors of Yorkshire Capital Limited, Mr. Lai Kui Shing, Andy, is also a director of CSB. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2014 and June 30, 2014 are summarized as follows:
	December 31, 2014	June 30, 2014
Land and Building	$1,122,831	$1,223,512
Plant and Machinery	176,851	213,552
Office equipment	22,483	24,499
Project equipment	1,274,481	1,388,760
Computer	12,229	13,326
Motor Vehicle	309,327	310,477
Accumulated depreciation	(2,078,782)	(1,943,831)
	$839,420	$1,230,295

The depreciation expenses charged for the period ended December, 2014 and 2013 was $331,266 and $381,290.

NOTE 8 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	December 31, 2014	June 30, 2014
Loans from banks	$51,951	$59,121
Loans from banks(non-current)	58,644	77,878
Total	$110,595	$136,999

Hire purchase installment loans with total amount $117,470 and $146,212 as at December 31, 2014 and June 30, 2014 are $110,595 and $136,999 net of imprest charges equivalent to interest $6,875 and $9,213 are summarized as follows:

	Interest Rate		Monthly Due	December 31, 2014	June 30, 2014
Financial institution in Malaysia	N/A	*	$331	$1,320	$3,602
Financial institution in Malaysia	N/A	*	711	4,264	9,298
Financial institution in Malaysia	N/A	*	323	7,432	10,212
Financial institution in Malaysia	N/A	*	323	7,432	10,212
Financial institution in Malaysia	N/A	*	1,140	14,814	23,593
Financial institution in Malaysia	N/A	*	1,862	57,717	75,067
Financial institution in Malaysia	N/A	*	327	11,096	14,228
Financial institution in Malaysia	N/A	*	244	13,395	-
Hire purchase loans payable to banks				$117,470	$146,212

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 6.11% for the entire loans life and periods.

The scheduled maturities of the CSL's hire purchase installment loans are as follows:

December 31,
2015	56,212
2016	37,428
2017	19,212
2018	4,618
Later years	-
Total minimum hire purchase installment payment	$117,470
Less: Amount representing imprest charges equivalent to interest (current portion: $4,261 and non-current portion: $2,614)	6,875
Present value of net minimum lease payments (#)	$110,595

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at December 31, 2014.

NOTE 9 – DEPOSIT RECEIVED

The Company received a down payment of $33,987 from BOG for acquiring one unit of motor vehicle from the Company.

NOTE 10 – INCOME TAX

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	Period ended
	December 31, 2014	June 30, 2014
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-
Summary of the Company's net deferred tax liabilities and assets are as follows:

	December 31, 2014	June 30, 2014
Deferred tax assets:
Tax attribute carryforwards	$289,341	$438,870
Valuation allowances	(289,341	(438,870)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period December 31, 2014 and June 30, 2014 or balance sheet as of December 31, 2014 and June 30, 2014. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is committed under an operating lease for office premises expiring May 2015, with fixed monthly rental.  As at December 31, 2014, the Company has future minimum rental payment of $2,712 due for the year ended June 30, 2015.

As at December 31, 2014, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.
NOTE 12 – EARNINGS/(LOSS) PER SHARE

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

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2014	2013
Net loss applicable to common shares	$(375,229)	$(325,524)

Weighted average common shares
outstanding (Basic)	85,388,909	63,149,511
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	85,388,909	63,149,511

Net loss per share (Basic and Diluted)	$(0.004)	$(0.005)

	Six Months Ended December 31,
	2014	2013
Net loss applicable to common shares	$(766,707)	$(555,168)

Weighted average common shares
outstanding (Basic)	85,388,909	33,563,505
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	85,388,909	33,563,505

Net loss per share (Basic and Diluted)	$(0.009)	$(0.017)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 13 -   CAPITAL STOCK

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

On January 21, 2015, the Company issued 5,900,000 common shares at US$0.05 per share to Borneo Oil & Gas Corporation Sdn Bhd ("BOG"), a Malaysia Limited Liability Company, under the terms of the Consultant Agreement for the additional services of its sub-contractor.

There were 85,388,909 common shares issued and outstanding at December 31, 2014 and June 30, 2014.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 14 - RELATED PARTY TRANSACTIONS

As of December 31, 2014, advances were made by five companies of $2,222,049 related to ordinary business transactions.  All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of December 31, 2014, amounts due from one company of $3,186 related to ordinary business transactions.  The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

As of December 31, 2014, a down payment of $33,987 was received from BOG for acquiring one unit of motor vehicle from CSB.

During the period ended December 31, 2014, the Company sold $196,029 worth of gold to BOG.

During the year ended December 31, 2014, the Company incurred cost of revenue worth of $436,116 to BOG.

NOTE 15 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended December 31, 2014, the Company has a loss from operations of $851,004 and working capital deficiency of $2,410,915. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending December 31, 2014 and subsequently.

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

NOTE 16 - CONCENTRATIONS

Suppliers

The Company's major suppliers for the period ended December 31, 2014 and 2013 are listed as following:

	Subcontractors		Accounts Payable
	Six	Six
	Months	Months
	Ended	Ended
Major Suppliers	December 31,2014	December 31,2013	December 31,2014	December 31, 2013
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the period ended December 31, 2014 and 2013 are listed as following:

	Sales		Accounts Receivable
	Six	Six
	Months	Months
	Ended	Ended
Major Customers	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Company M	52%	0%	0%	0%
Company N	33%	0%	0%	0%
Company O	15%	100%	0%	0%

NOTE 17 -SUBSEQUENT EVENTS

On January 21, 2015, the Company issued 5,900,000 common shares at US$0.05 per share to Borneo Oil & Gas Corporation Sdn Bhd ("BOG"), a Malaysia Limited Liability Company, under the terms of the Consultant Agreement for the additional services of its sub-contractor.

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

2.
Debt Assignment, FMR assigned to GBL the sum of money in the amount of US Dollars Three Hundred Nine Thousand Three Hundred Thirty One And Ninety Two cents (US$ 309,331.92), now due to GBL from CSB under the financing obligation from the FMR to CSB.

With the above agreements, GBL controls CSB as the primary beneficiary and the operating results of the VIE was included in the condensed consolidated financial statements for the nine months ended March 31, 2014.

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 39 kilogram gold from January 2014 to December 2014. According to the ASC 930-330-20 Glossary, the production phase is defined as "when saleable minerals are extracted (produced) from an ore body, regardless of the level of production". However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Our in-house exploration team identifies a target and undertakes exploration. Before any hole is drilled or rock mined, much planning goes into making sure the mining sequence runs smoothly and safely as possible. The process of creating access to the possible ore body includes possible ore excavation, possible ore assessment and possible ore segregation.

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

Results of Operations

For the three months ended December 31, 2014 and 2013:

We have generated $26,836 and $172,978 revenues for the three months ended December 31, 2014 and 2013, and have recorded a gross loss of $217,316 and $228,992 for the three months ended December 31, 2014 and 2013. We have incurred $204,257 and $154,975 in operating expenses through December 31, 2014 and December 31, 2013. We have other income $8,808 and $22,466 for the three months ended December 31, 2014 and 2013.

The following table provides selected financial data about our company for the three months ended December 31, 2014 and December 31, 2013.

Statement of Operation	December 31, 2014	December 31, 2013	Change
	Amount	Amount	%
Revenue	$26,836	$172,978	(84%)
Cost of revenue	$244,152	$402,970	(39%)
Gross Loss	$217,316	$228,992	(5%)
Operating Expenses	$204,257	$154,975	32%
Other Income	$8,808	$22,466	(61%)

For the six months ended December 31, 2014 and 2013:

We have generated $590,611 and $344,730 revenues for the six months ended December 31, 2014 and 2013, and have recorded a gross loss of $492,865 and $475,425 for the six months ended December 31, 2014 and 2013. We have incurred $380,287 and $210,672 in operating expenses through December 31, 2014 and December 31, 2013. We have other income $22,148 and $54,836 for the six months ended December 31, 2014 and 2013.

The following table provides selected financial data about our company for the six months ended December 31, 2014 and December 31, 2013.

Statement of Operation	December 31, 2014	December 31, 2013	Change
	Amount	Amount	%
Revenue	$590,611	$344,730	(71%)
Cost of revenue	$1,083,476	$820,155	(32%)
Gross Loss	$492,865	$475,425	(4%)
Operating Expenses	$380,287	$210,672	81%
Other Income	$22,148	$54,836	(60%)

The revenue derived from the sales of gold mineral to customers in Malaysia.  The decrease of revenue for the period ended 31 December 2014 was mainly due to a decrease in gold production and gold sales during the period.  Operating expenses comprised mainly of salaries cost, office costs, legal and professional fees and travelling expenses.  The increase in operating expenses for the period was due to the increase in legal and professional fees and administration expenses.

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

BOG has the experience and local knowledge in managing the exploitation of alluvial gold at the Merapoh Gold Mine. The Company will provide necessary disclosure when any significant agreements have been made with sub-contractors in the future.

BOG became the Company's shareholder in January 29, 2014 and was no longer a third party subcontractor.

Expansion Plans

At present, we are well positioned working with our third party subcontractor, who has the experience and local knowledge, in managing our exploitation of alluvial gold at the Merapoh Gold Mine. The Company believes that there are excellent growth opportunities for its business outside Malaysia. We are constantly exploring for potential acquisition of mining projects in other parts of the world.

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

The Company has also entered into discussion with a mine company in Hebei Province of China on potential collaboration in the areas of lode gold exploration and exploitation in October 2014. Further development will be subject to in-depth analysis works to be conducted.

As our business is affected by the fluctuations of gold prices, the Company intends to diversify its product line by acquiring mining projects with potential for different mineral resources other than gold. We continue to hold discussions with other mining companies for potential collaboration to carry out exploration and exploitation works on other mineral resources in Southeast Asia regions.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended December 31, 2014 and December 31, 2014.

Cash Flow Date	December 31, 2014	December 31, 2013
Net Loss from operation	$851,004	$631,261
Net Cash Generated/(Used) from operating activities	$(173,694)	$(445,666)
Net Cash Generated/(Used) from investing activities	$(12,629)	$139,797
Net Cash Generated/(Used) from financing activities	$15,130	$266,868

For the six months ended December 31, 2014, the Company had incurred net loss from operation of $851,004 which posted a negative impact to the company's cash flow. The reconciliation on non-cash items such as depreciations and proceeds from disposal of plant and equipment all provide negative impact on cash.

In the operation analysis, the net cash used in operating activities increased from $445,666 to $173,694. The major reason was the $851,004  operation loss.  The loss was partially offset by the noncash expenses such as $331,266 in depreciation and $2,380 in noncash loss in disposal of plant and machinery.  In the operating assets and liabilities, the net decrease in current assets, such as accounts receivable from related parties, deposits and inventory was $125,697 whereas the net increase in current liabilities, such as accounts payable, accrued liabilities, advanced from related parties and deposit received from customer was $217,967, which provided $343,664 positive cash flow effect but not enough to offset the $851,004 loss in operation. The final result of the cash flow from operating activities was negative cash flow effect.

In the investing and financing analysis, the proceeds from disposal of plant and equipment and cash used for the purchase of motor vehicle created a negative cash flow.  With net proceeds from bank loans we ended with a total positive cash flow of $15,130.  Besides, the net decrease in exchange rate effect of $77,667 provided positive cash flow effect. The cash and cash equivalents at the end of December 31, 2014 was decreased by $93,526 with $28,255 as balance.

The cash flow situation will not allow for operations in the coming next 12 months by self-generated cash provided from operating activities.  The Company needs to increase cash flow supplies with a long term plan until the Company makes sustainable profits and has a positive cash flow. Otherwise, loans from related parties may be a temporary solution, although we have no written loan agreements. There is no guarantee that we will be able to secure adequate financing.  If we fail to secure sufficient funds, our business activities may be curtailed, or we may cease to operate.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 21, 2015, the Company issued 5,900,000 common shares at US$0.05 per share to Borneo Oil & Gas Corporation Sdn Bhd ("BOG"), a Malaysia Limited Liability Company, under the terms of the Consultant Agreement for the additional services of its sub-contractor.  The shares were issued based on an exemption under Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (" Dodd-Frank Act "), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the period ended December 31, 2014.

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
101*

*  The following financial information from Verde Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2014, and June 30, 2014, (ii) Condensed Statements of Operations for the three and six months ended December 31, 2014 and 2013, (iii) Condensed Statements of Cash Flows for the six months ended December 31, 2014 and 2013, and (iv) Notes to Condensed Financial Statements.

  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: February 13, 2015	/s/ Wu Ming Ding
Wu Ming Ding
President
(Principal Executive Officer)