Form 10-Q
period 2015-03-31
VERDE RESOURCES, INC.
filed 2015-05-15
CIK 1506929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55276

Verde Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	32-0457838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 15, 2015 there were 91,288,909 shares of the issuer's common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Item 1.       Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED MARCH 31, 2015

Verde Resources, Inc.
Condensed Consolidated Balance Sheets

	As at March 31,	As at June 30,
	2015	2014
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$13,264	$121,781
Amount due from related parties	3,005	15,167
Inventories	2,724	64,204
Other receivable	1,077	-
Deposit & prepayment	235,211	58,701
Total Current Assets	$255,281	$259,853
Long Term Assets
Property, plant and equipment	$601,048	$1,230,295
Total Long Term Assets	$601,048	$1,230,295

TOTAL ASSETS	$856,329	$1,490,148

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,761,730	$2,019,077
Advanced from related parties	414,207	161,239
Accrual	101,056	172,223
Loans from banks	44,605	59,121
Total Current Liabilities	$2,321,598	$2,411,660
Long term Liabilities
Loans from banks (non-current)	$46,119	$77,878
Total Long Term Liabilities	$46,119	$77,878

TOTAL LIABILITIES	$2,367,717	$2,489,538

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 91,288,909 shares issued and outstanding as of March 31, 2015 & 100,000,000 shares authorized, 85,388,909 shares issued and outstanding as of June 30, 2014	$91,289	$85,389
Additional paid-in capital	1,869,993	1,580,893
Accumulated deficit	(3,342,421)	(2,281,911)
Accumulated other comprehensive income (loss)	357,026	(411)
Non-controlled interest	(487,275)	(383,350)
Total Stockholders' Deficit	$(1,511,388)	$(999,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$856,329	$1,490,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

REVENUES
Revenue	$74,715	$383,084	$665,326	$727,814
Cost of revenue	(201,852)	(520,342)	(1,285,328)	(1,340,497)
Gross loss	(127,137)	(137,258)	(620,002)	(612,683)
OPERATING EXPENSES:
Selling, general & administrative expenses	193,338	117,929	573,625	328,601
LOSS FROM OPERATIONS	$(320,475)	(255,187)	$(1,193,627)	$(941,284)

OTHER INCOME	7,045	22,006	29,193	76,842

NET LOSS BEFORE INCOME TAX	$(313,430)	(233,181)	$(1,164,434)	$(864,442)

Provision of Income Tax	-	-	-	-
NET LOSS	$(313,430)	(233,181)	$(1,164,434)	$(864,442)

Non-controlled interest	19,628	26,449	103,925	102,542
Net loss contributed to the group	(293,802)	(206,732)	(1,060,509)	(761,900)

Other comprehensive income(loss)
Foreign currency translation income(loss)	$137,182	$20,936	$357,437	$(37,327)

Comprehensive loss	$(156,620)	$(185,796)	$(703,072)	$(799,227)

Basic and Diluted Loss per Common Share	$(0.003)	$(0.002)	$(0.012)	$(0.015)

Weighted Average Number of Common Shares Outstanding	89,977,798	84,665,057	86,896,208	50,348,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(1,164,434)	$(864,442)
Adjustments to reconcile loss to net cash used in operations
Depreciation	449,937	569,369
Reorganization	-	(3,387,628)
Disposal of fixed assets	(17,296)	(10,233)
Issuance of common stock (non cash)	295,000	211,250
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	10,125	(20,198)
Deposits and prepayment	(177,029)	(122,122)
Inventory	52,853	(81,089)
Other receivable	(1,077)	-
Increase (decrease) in:
Accounts payable	125,729	1,973,928
Accrued liabilities	(54,681)	72,133
Advanced from sub-contractor & related parties	143,656	68,980
Other payable	-	298
Net cash (used in) operating activities	(337,217)	(1,589,754)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	94,363	140,990
Addition of motor vehicle	(16,490)	-
Net cash provided by investing activities	77,873	140,990

Cash flows from financing activities:
Proceeds from bank loans	72,304	298,722
Repayments of bank loans	(44,436)	(148,980)
Shareholders' loans waived		95,938
Proceeds from issuance of common stock	-	1,274,994
Net cash provided by financing activities	27,868	1,520,674

Net increase(decrease) in cash and cash equivalent	(231,476)	71,910

Effect of exchange rate changes on cash	122,959	106,814

Net increase (decrease) in cash and cash equivalents	(108,517)	178,724
Cash and cash equivalents at beginning of year	121,781	2,101
Cash and cash equivalents at end of year	$13,264	$180,825

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$4,656	$9,385
Supplementary non-cash information
Reorganization	-	(3,387,628)
Issuance of common stock	-	211,250

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.
 Notes to Condensed Consolidated Financial Statements
March 31, 2015
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

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended March 31, 2015 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $13,264 and $121,781 in cash and cash equivalents at March 31, 2015 and June 30, 2014, respectively.

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

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.  At March 31, 2015 and June 30, 2014 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of March 31, 2015 and June 30, 2014.

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

	March 31, 2015	June 30, 2014
Period-end MYR : $1 exchange rate	0.2693	0.3111
Average MYR : $1 exchange rate	0.2934	0.3070

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs" . Advertising expenses incurred for the periods ended March 31, 2015 and June 30, 2014 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of March 31, 2015 and June 30, 2014, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 3 -  CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At March 31, 2015 and June 30, 2014 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

  NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at March 31, 2015 and June 30, 2014 consist of the following items:

	March 31, 2015	June 30, 2014
Amount due from BOG (*1)	$-	$15,167
Amount due from Stable Treasure Sdn. Bhd. (*2)	3,005	-
	$3,005	$15,167

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

NOTE 5 -  INVENTORIES

Inventories are valued at cost, not in excess of market.  Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost.  Inventories, at March 31, 2015 and June 30, 2014 are summarized as follows:

	March 31, 2015	June 30, 2014
Inventories	$2,724	$64,204

The inventories represent the gold minerals as at March 31, 2015 and June 30, 2014, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at March 31, 2015 and June 30, 2014 consist of the following items:

	March 31, 2015	June 30, 2014
Due to Changxin Wanlin Technology Co Ltd(*)	$1,736,062	$2,003,630
Other accounts payable	25,668	15,447
	$1,761,730	$2,019,077

(*) Due to Changxin Wanlin Technology Co Ltd are accounts payable derived from ordinary business transactions.  One of the directors of Changxin Wanlin Technology Co. Ltd., Mr. Wu Ming Ding, is also the director of VRDR, GBL and CSB. This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms.

Advanced from related parties

 Advanced from related parties at March 31, 2015 and June 30, 2014 consist of the following items:

	March 31, 2015	June 30, 2014
Advanced from BOG (#1)	$111,789	$18,437
Advanced from Federal Mining Resources Limited(#2)	$170,418	$109,802
Advanced from Federal Capital Investment Limited (#3)	$96,000	$24,000
Advanced from Yorkshire Capital Limited (#4)	$36,000	$9,000
	$414,207	$161,239

(#1) BOG is one of the shareholders of the Company. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at March 31, 2015 and June 30, 2014 are summarized as follows:

	March 31, 2015	June 30, 2014
Land and Building	$1,059,119	$1,223,512
Plant and Machinery	166,816	213,552
Office equipment	21,207	24,499
Project equipment	1,201,046	1,388,760
Computer	11,535	13,326
Motor Vehicle	124,163	310,477
Accumulated depreciation	(1,982,838)	(1,943,831)
	$601,048	$1,230,295

The depreciation expenses charged for the period ended March, 2015 and 2014 was $449,937 and $569,369.

NOTE 8 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	March 31, 2015	June 30, 2014
Loans from banks	$44,605	$59,121
Loans from banks(non-current)	46,119	77,878
Total	$90,724	$136,999

Hire purchase installment loans with total amount $95,916 and $146,212 as at March 31, 2015 and June 30, 2014 are $90,724 and $136,999 net of imprest charges equivalent to interest $5,192 and $9,213 are summarized as follows:

				March 31, 2015	June 30, 2014
	Interest Rate		Monthly Due
Financial institution in Malaysia	N/A	*	$312	$309	$3,602
Financial institution in Malaysia	N/A	*	671	2,009	9,298
Financial institution in Malaysia	N/A	*	305	6,094	10,212
Financial institution in Malaysia	N/A	*	305	6,094	10,212
Financial institution in Malaysia	N/A	*	1,075	10,749	23,593
Financial institution in Malaysia	N/A	*	1,756	49,173	75,067
Financial institution in Malaysia	N/A	*	308	9,543	14,228
Financial institution in Malaysia	N/A	*	230	11,945	-
Hire purchase loans payable to banks				$95,916	$146,212

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 6.11% for the entire loans life and periods.

The scheduled maturities of the CSL's hire purchase installment loans are as follows:

March 31,
2015	47,923
2016	32,399
2017	11,928
2018	3,666
Later years	-
Total minimum hire purchase installment payment	$95,916
Less: Amount representing imprest charges equivalent to interest (current portion: $3,318 and non-current portion: $1,874)	5,192
Present value of net minimum lease payments (#)	$90,724

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at March 31, 2015.

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
A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	Period ended
	March 31, 2015	June 30, 2014
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-
Summary of the Company's net deferred tax liabilities and assets are as follows:

	March 31, 2015	June 30, 2014
Deferred tax assets:
Tax attribute carryforwards	$395,908	438,870
Valuation allowances	(395,908)	(438,870)
Total	$-	-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period March 31, 2015 and June 30, 2014 or balance sheet as of March 31, 2015 and June 30, 2014. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
The Company is committed under an operating lease for office premises expiring May 2015, with fixed monthly rental.  As at March 31, 2015, the Company has future minimum rental payment of $1,023 due for the year ended June 30, 2015.

As at March 31, 2015, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
Net loss applicable to common shares	$(293,802)	$(206,732)

Weighted average common shares
outstanding (Basic)	89,977,798	84,665,057
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	89,977,798	84,665,057

Net loss per share (Basic and Diluted)	$(0.003)	$(0.002)
	Nine Months Ended March 31,
	2015	2014
Net loss applicable to common shares	$(1,060,509)	$(761,900)

Weighted average common shares
outstanding (Basic)	86,896,208	50,348,687
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	86,896,208	50,348,687

Net loss per share (Basic and Diluted)	$(0.012)	$(0.015)

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

There were 91,288,909 and 85,388,909 common shares issued and outstanding at March 31, 2015 and June 30, 2014 respectively.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of March 31, 2015, advances were made by five companies of $2,150,269 related to ordinary business transactions.  All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of March 31, 2015, amounts due from one company of $3,005 related to ordinary business transactions.  The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended March 31, 2015, the Company sold $189,568 worth of gold to BOG.

During the period ended March 31, 2015, the Company incurred cost of revenue worth of $491,435 to BOG.

During the period ended March 31, 2015, the Company disposed a motor vehicle to BOG.

On January 21, 2015, the Company issued 5,900,000 common shares at US$0.05 per share to BOG, under the terms of the Consultant Agreement dated January 15, 2015.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended March 31, 2015, the Company has a loss from operations of $1,164,434 and working capital deficiency of $2,066,317. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending March 31, 2015 and subsequently.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company's major suppliers for the period ended March 31, 2015 and 2014 are listed as following:

	Subcontractors		Accounts Payable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Suppliers	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the period ended March 31, 2015 and 2014 are listed as following:

	Sales		Accounts Receivable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Customers	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Company M	45%	0%	0%	0%
Company N	28%	0%	0%	0%
Company O	27%	100%	0%	0%

NOTE 16 -SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose.

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

GBL was established on February 7, 2013, by the Board of Directors of FMR to monitor the CSB operation. The acquisition of 100% of the issued and outstanding capital stock of GBL was agreed upon on October 18, 2013, and completed on October 25, 2013, subject to the approval of the Board of Directors and the audit of GBL.

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

Effective August 27, 2014, the Company's Articles of Incorporation were amended to increase the authorized shares of the Company from 100,000,000 shares of common stock to 250,000,000 shares of common stock.

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 39 kilogram gold from January to December 2014. According to the ASC 930-330-20 Glossary, the production phase is defined as "when saleable minerals are extracted (produced) from an ore body, regardless of the level of production". However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Results of Operations

For the three months ended March 31, 2015 and 2014:

We have generated $74,715 and $383,084 revenues for the three months ended March 31, 2015 and 2014, and have recorded a gross loss of $127,137 and $137,258 for the three months ended March 31, 2015 and 2014. We have incurred $193,338 and $117,929 in operating expenses through March 31, 2015 and March 31, 2014. We have other income $7,045 and $22,006 for the three months ended March 31, 2015 and 2014.

The following table provides selected financial data about our company for the three months ended March 31, 2015 and March 31, 2014.

Statement of Operation	3/31/2015	3/31/2014	Change
	Amount	Amount	%
Revenue	$74,715	$383,084	(80%)
Cost of revenue	$201,852	$520,342	(61%)
Gross Loss	$127,137	$137,258	(7%)
Operating Expenses	$193,338	$117,929	64%
Other Income	$7,045	$22,006	(68%)

For the nine months ended March 31, 2015 and 2014:

We have generated $665,326 and $727,814 revenues for the nine months ended March 31, 2015 and 2014, and have recorded a gross loss of $620,002 and $612,683 for the nine months ended March 31, 2015 and 2014. We have incurred $573,625 and $328,601 in operating expenses through March 31, 2015 and March 31, 2014. We have other income $29,193 and $76,842 for the nine months ended March 31, 2015 and 2014.

The following table provides selected financial data about our company for the six months ended March 31, 2015 and March 31, 2014.

Statement of Operation	3/31/2015	3/31/2014	Change
	Amount	Amount	%
Revenue	$665,326	$727,814	(9%)
Cost of revenue	$1,285,328	$1,340,497	(4%)
Gross Loss	$620,002	$612,683	(1%)
Operating Expenses	$573,625	$328,601	75%
Other Income	$29,193	$76,842	(62%)

The revenue derived from the sales of gold mineral to customers in Malaysia.  The decrease of revenue for the period ended 31 March 2015 was mainly due to a decrease in gold production and gold sales during the period.  Operating expenses comprised mainly of salaries cost, office costs, legal and professional fees and travelling expenses.  The increase in operating expenses for the period was due to the increase in legal and professional fees and administration expenses.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended March 31, 2015 and March 31, 2014.

Cash Flow Date	3/31/2015	3/31/2014
Net Loss from operation	$1,164,434	$864,442
Net Cash Generated/(Used) from operating activities	$(337,217)	$(1,589,754)
Net Cash Generated/(Used) from investing activities	$77,873	$140,990
Net Cash Generated/(Used) from financing activities	$27,868	$1,520,674

For the nine months ended March 31, 2015, the Company had incurred net loss from operation of $1,164,434 which posted a negative impact to the company's cash flow. The reconciliation on non-cash items such as depreciations and proceeds from disposal of plant and equipment all provide negative impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $1,589,754 to $337,217.   The major reason was the $1,164,434 operation loss.  The loss was partially offset by the noncash expense such as $449,937 in depreciation and $295,000 in noncash issuance of common stock.  In the operating assets and liabilities, the net increase in current assets, such as accounts receivable from related parties, deposits and prepayment, and inventory was $115,128 whereas the net increase in current liabilities, such as accounts payable, accrued liabilities, advanced from related parties and deposit received from customer was $214,704 which provided $99,576 positive cash flow effect but not enough to offset the $1,164,434 loss in operation. The final result of the cash flow from operating activities was negative cash flow effect.

In the investing and financing analysis, the proceeds from disposal of plant and equipment, net proceeds from bank loans end up with a positive cash flow of $93,003.  The positive factors contribute to offset the negative operating cash flow.  Besides, the net decrease in exchange rate effect of $122,959 provided positive cash flow effect. The cash and cash equivalents at the end of March 31, 2015 was decreased by $108,517 with $13,264 as balance.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of March 31, 2015.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (" Dodd-Frank Act "), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the period ended March 31, 2015.

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
101*

*  The following financial information from Verde Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2015, and June 30, 2014, (ii) Condensed Statements of Operations for the three and nine months ended March 31, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the nine months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Financial Statements.

  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: May 15, 2015	/s/ Wu Ming Ding
Wu Ming Ding
President
(Principal Executive Officer)