Form 10-K
period 2015-06-30
VERDE RESOURCES, INC.
filed 2015-10-13
CIK 1506929

UNITED STATES
   SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   June 30, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number:   000-55276

VERDE RESOURCES, INC.
  (Exact name of registrant as specified in its charter)

Nevada	32-0457838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 701, 7/F, The Phoenix, 21-25 Luard Rd, Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (852) 2152-1223

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [   ]     No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $0.11 (or the average bid and asked price of such common equity) as of the last business day of the registrant’s most recently completed second fiscal quarter, being December 31, 2014, was $8,002,532.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

91,288,909 as of October 13, 2015

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

GBL was formed on February 7, 2013, by the Board of Directors of FMR to monitor the CSB operation. The acquisition of 100% of the issued and outstanding capital stock of GBL was agreed upon on October 18, 2013, and completed on October 25, 2013, subject to the approval of the Board of Directors and the audit of GBL.

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

On July 1, 2013, the Company's subsidiary GBL entered into a series of agreements ("VIE agreements") with FMR and details of the VIE agreements are as follows :

1.	Management Agreement, FMR entrusted the management rights of its subsidiary CSB to GBL that include:
i.)	management and administrative rights over the day-to-day business affairs of CSB and the mining operation at Site IV-1 of the Merapoh Gold Mine;
ii.)	final right for the appointment of members to the Board of Directors and the management team of CSB;
iii.)	act as principal of CSB;
iv.)	obligation to provide financial support to CSB;
v.)	option to purchase an equity interest in CSB;
vi.)	entitlement to future benefits and residual value of CSB;
vii.)	right to impose no dividend policy;
viii.)	human resources management.

2.	Debt Assignment, FMR assigned to GBL the sum of money in the amount of three hundred nine thousand three hundred thirty one dollars and ninety-two cents (US$ 309,331.92), now due to GBL from CSB under the financing obligation from the FMR to CSB.

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

Stage Of Operation

The Company does not own any title and/or concession right in any mines. The Company is undertaking natural mineral resource extraction management services. The Company expects to hire a mine management team to supervise the mineral resource extraction activities to ensure that the operations can be carried out without significant problems.

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 22 kilogram gold from July 2014 to June 2015. According to the ASC 930-330-20 Glossary, the production phase is defined as "when saleable minerals are extracted (produced) from an ore body, regardless of the level of production". However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Location and Access:

The Merapoh Gold Mine is about 280km from Kuala Lumpur, and 50km from Kuala Lipis, the former state capital of Pahang, accessible via secondary paved highways with a new major highway under construction expected to be complete d in 2018. The geological coordinates of the mine are 101 ° 58 ′ , 4 ° 35 ′ ,

Type of Claim:

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

Gold ore extraction of the Merapoh Gold Mine for the twelve months ended June 30, 2015, was approximately 207,600 tons of gold ore or a monthly average of 17,300 tons (using a 12-month average), with an average gold grade of 0.106 g/t. Gold concentrate sold for the twelve months ended June 30, 2015, was approximately 22.01 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 568 tons/day (12-month average) during the fiscal year 2015.

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

Number of Employees

The Company had 14 employees during the year from July 1, 2014 to June 30, 2015.

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

Messrs. Wu Ming Ding, our principal executive officer, and Balakrishnan Muthu, our principal financial officer, have extensive contacts and experience in the gold exploration and natural resource industry in Malaysia, and we are dependent upon their abilities and services to develop and market our business. They are responsible for overseeing all of our day-to-day business operations of our operating company, CSB, and its subsidiaries and VIEs, including the mining operations and negotiations for the sales of any gold concentrates extracted. We may not be able to retain these executive officers/managers for any given period of time. The loss of their services could have a material adverse effect upon our business operations, financial condition and results of operations. In addition, we must attract, recruit and retain a sizeable workforce of technically competent employees in Malaysia to run our mining operations. Our ability to effectively implement our proposed business strategies and expand our operations will depend upon the successful recruitment and retention of additional highly skilled and experienced management and other key personnel in Malaysia. If we cannot maintain highly experienced and skilled management teams, our business could fail and you could lose any investment you make in our shares.

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

We cannot assure that any future mineral exploration and development activities will result in any discoveries of proven or probable reserves as defined by the SEC. Further, we cannot provide any assurance that, even if we discover commercial quantities of mineralization, a mineral property will be brought into commercial production. Development of our mineral property will follow only upon obtaining sufficient funding and satisfactory exploration results.

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

-	Geologic Uncertainty and Inherent Variability: Estimated reserves and additional mineralized materials are generally derived from appropriately spaced drilling to provide a high degree of assurance in the continuity of the mineralization; however, there is generally variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated. There are also unknown geologic details that are not always identified or correctly appreciated at the current level of delineation. This results in uncertainties that cannot be reasonably eliminated from the estimation process. Some of the resulting variances can have a positive effect, and others can have a negative effect on mining operations. Acceptance of these uncertainties is part of any mining operation.

-	Gold Price Variability: The prices for gold fluctuate in response to many factors beyond any ability to predict. The prices used in making the reserve estimates are disclosed and differ from daily prices quoted in the news media. The percentage change in the price of a metal cannot be directly related to the estimated reserve quantities, which are affected by a number of additional factors. For example, a ten percent (10%) change in price may have little impact on the estimated reserve quantities and affect only the resultant positive cash flow, or it may result in a significant change in the amount of reserves. Because mining occurs over a number of years, it may be prudent to continue mining for some period during which cash flows are temporarily negative for a variety of reasons, including a belief that the low price is temporary and/or the greater expense would be incurred in closing a property permanently.

-	Fuel Price Variability: The cost of fuel can be a major variable in the cost of mining; one that is not necessarily included in the contract mining prices obtained from mining contractors, but is passed on to the overall cost of operation. Future fuel prices and their impact are difficult to predict, but an increase in prices could force us to curtail or cease our business operations.

-	Variations in Mining and Processing Parameters: The parameters used in estimating mining and processing efficiency are based on testing and experience with previous operations at the properties or on operations at similar properties. Various unforeseen conditions can occur that may materially affect the estimates. In particular, past operations indicate that care must be taken to ensure that proper ore grade control is employed and that proper steps are taken to ensure that the leaching operations are executed as planned. Unforeseen difficulties may occur in our current or future operations which would force us to curtail or cease our business operations.

-	Changes in Environmental and Mining Laws and Regulations: Our reserve estimates contain cost estimates based on compliance with current laws and regulations in Malaysia. While there are no currently known proposed changes in these laws or regulations, significant changes have affected past operations of mining companies in Malaysia, and if additional changes do occur in the future, we may or may not be able to comply with them and continue our operations.

We may not be able to successfully compete with other mineral exploration and mining companies.

We compete with other mineral exploration and mining companies or individuals, including large, well established mining companies with substantial capabilities and financial resources in Malaysia, to research and acquire rights to mineral properties containing gold and other minerals. There is a limited supply of desirable mineral lands available for claim staking, lease or other acquisition in Malaysia. We do not know if we will be able to successfully acquire any prospective mineral properties against competitors with substantially greater financial resources than we have. If we cannot successfully acquire other mining properties to manage and explore and generally expand our business operations, our results of operations, financial condition and future revenues could be reduced and you could suffer a loss of any investment made in our shares.

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

All of our current operations are conducted in Malaysia, and all of our directors and officers are nationals and residents of Malaysia and other foreign countries. All or substantially all of the assets of these persons are located outside the United States and in other foreign countries. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Malaysia upon these persons. In addition, uncertainty exists as to whether the courts of Malaysia would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Malaysia against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

Malaysian companies may not always adopt a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in Malaysia. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards for foreign subsidiaries. As a result, we may experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This could result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

The audit report included in our Annual Report was prepared by auditors who are not inspected by the Public Accounting Oversight Board (“PCAOB”) and as a result, our shareholders are deprived of the benefit of having PCAOB inspections.

The independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC, as auditors of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the “PCAOB”, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because our auditors are located in Hong Kong SAR, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Hong Kong authorities, our auditors are not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside Hong Kong SAR have identified deficiencies in those firms' audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in Hong Kong SAR prevents the PCAOB from regularly evaluating our auditor's statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in Hong Kong SAR makes it more difficult to evaluate the effectiveness of our auditor's quality control and audit procedures as compared to auditors outside of Hong Kong SAR that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

We do not have an independent audit committee and our Board of Directors may be unable to fulfill the functions of such a committee, which may compromise the management of our business.  Our Board of Directors functions as our audit committee and is comprised of two directors, none of whom are considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company's processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee's responsibilities, which could compromise the management of our business.

Risks Associated with Our Common Stock

Our shares are defined as "penny stock." The rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Our shares are defined as a "penny stock" under the Securities and Exchange Act of 1934, and rules of the Commission.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock, and may also affect your ability to resell any shares you may purchase.

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

On April 1, 2014, the Board of Director of Gold Billion Global Limited ("GBL") notified Federal Mining Resources Limited ("FMR") upon the decision to exercise the right of option to purchase 85% equity interest of Champmark Sdn Bhd ("CSB") under Management Agreement Section 3.2.4 dated July 1, 2013, between GBL and FMR. The original agreement was filed with SEC as ex10-2.htm of Form 8K on February 20, 2014. This acquisition was completed on April 1, 2014, with consideration of US$1. GBL then became 85% shareholder of CSB.

As at June 30, 2015, the property and equipment owned by CSB are summarized, at net book values as follows:

Land and Building	$85,970
Plant and Machinery	$45,146
Office equipment	$4,188
Project equipment	$291,775
Computer	$1,250
Motor Vehicle	$49,896
$478,225

Item 3.      Legal Proceedings.

None

Item 4.      Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (" Dodd-Frank Act "), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the year ended June 30, 2015.

PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is now quoted on the OTCQB, under the symbol "VRDR".  Our stock was approved for quotation on the OTCBB on September 26, 2012.  However, the Company's common stock did not begin active trading until October, 2013.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB since trading began October 7, 2013, based on our fiscal year end June 30, 2015. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low
December 31, 2014	$2.99	$0.88
March 31, 2015	$1.47	$0.81
June 30, 2015	$1.49	$0.25

As of October 13, 2015, we had 28 shareholders of record of our common stock and 91,288,909 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2015, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2015.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2015.

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

Results of Operations

We have generated $831,339 and $1,260,002 revenues for the year ended June 30, 2015 and 2014, respectively, and have recorded a gross loss of $731,989 and $924,244 for the year ended June 30, 2015 and 2014. We have incurred $803,741and $482,853 in operating expenses through June 30, 2015 and June 30, 2014. We have other income $38,014 and $116,303 for the year ended June 30, 2015 and 2014.

The following table provides selected financial data about our company for the year ended June 30, 2015 and June 30, 2014.

Statement of Operation	June 30, 2015	June 30, 2014	Change
	Amount	Amount	%
Revenue	$831,339	$1,260,002	(34)
Cost of revenue	$1,563,328	$2,184,246	(28)
Gross Loss	$731,989	$924,244	(21)
Operating Expenses	$803,741	$482,853	66
Other Income	$38,014	$116,303	(67)

The revenue derived from the sales of gold mineral to customers in Malaysia.  The decrease of revenue for the period ended June 30, 2015 was mainly due to a decrease in gold production and gold sales during the period.  Operating expenses comprised mainly of salaries cost, office costs, legal and professional fees and travelling expenses.  The increase in operating expenses for the year was due to the increase in legal and professional fees and administration expenses.

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

The Company is currently operating the gold mining operation at a small scale and is still in its initial stages to expand the production capacity of the gold mining operation. The Company has purchased a number of units of vehicles such as excavators, wheel loader, mobile mining equipment, motor vehicles and trucks for the mining of alluvial gold at the Mining Area. In the effort to expand production capacity, the Company intends to purchase more vehicles, machineries and equipment as well as to conduct feasibility studies for exploration of alluvial and lode gold resources.

As our business is affected by the fluctuations of gold prices, the Company intends to diversify its product line by acquiring mining projects with potential for different mineral resources other than gold. We are holding discussions with other mining companies for potential collaboration to carry out exploration and exploitation works on other mineral resources in Southeast Asia regions.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the year ended June 30, 2015 and 2014.

Cash Flow Date	June 30, 2015	June 30, 2014

Net Loss from operation	$1,497,716	$1,290,794
Net Cash Generated/(Used) from operating activities	$(322,244)	$(1,613,072)
Net Cash Generated/(Used) from investing activities	$76,456	$162,394
Net Cash Generated/(Used) from financing activities	$39,642	$1,506,133

For the year ended June 30, 2015, the Company had incurred net loss from operation of $1,497,716 which posted a negative impact to the company's cash flow.  The reconciliation on non-cash items such as depreciation and proceeds from disposal of plant and equipment all provide negative impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $1,613,072 to $322,244 for the year ended June 30, 2014 and 2015, respectively.  The total of $1,514,712 from operation loss of $1,497,716 plus $16,996 gain on disposal of fixed assets were partially offset by the noncash expenses such as $564,117 in depreciation and $295,000 in noncash issuance of common stock.  In the operating assets and liabilities, the net increase in current assets, such as accounts receivable, inventory and deposits was $50,734 whereas the net increase in current liabilities, such as accounts payable, accrued liabilities, advanced from sub-contractor & related parties and taxation payable was $384,085, which provided $333,351 positive cash flow effect but not enough to offset the $1,514,712 loss in operation and loss from non-cash loss in the reorganization.  The final result of the cash flow from operating activities was $332,244 negative cash flow effect.

In the investing and financing analysis, the proceeds from disposal of plant and equipment and net proceeds from bank loans end up with a positive cash flow of $116,098.  The positive factors contribute to offset the negative operating cash flow.  In addition, the net decrease in exchange rate effect of $121,292 also provided positive cash flow effect.  The cash and cash equivalents at the end of June 30, 2015, was decreased by $84,854 with $36,927 as balance.

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

FOR THE YEAR ENDED JUNE 30, 2015

AWC (CPA) LIMITED
CERTIFIED PUBLIC ACCOUNTANTS
7th Floor, Nan Dao Commercial Building
359-361 Queen's Road Central
Hong Kong
Tel : 2851 7954
Fax: 2545 4086

To: The board of directors and stockholders of
Verde Resources, Inc. ("the Company")

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Verde Resources, Inc. and its subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of loss, stockholders' equity and cash flows for the year ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of June 30, 2015 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verde Resources, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended June 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hong Kong, China	AWC (CPA) Limited
October 13, 2015	Certified Public Accountants

Verde Resources, Inc.
Consolidated Balance Sheets

	As at June 30,	As at June 30,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$36,927	$121,781
Accounts receivable from related parties	3,017	15,167
Inventories	11,865	64,204
Other deposit & prepayment	161,431	58,701
Total Current Assets	$213,240	$259,853
Long Term Assets
Property, plant and equipment	$478,225	$1,230,295
Total Long Term Assets	$478,225	$1,230,295

TOTAL ASSETS	$691,465	$1,490,148

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,729,304	$2,019,077
Advanced from related parties	524,522	161,239
Accrual	157,026	172,223
Taxation payable	1,495	-
Loans from banks	39,585	59,121
Other payables	-	-
Total Current Liabilities	$2,451,932	$2,411,660
Long term Liabilities
Loans from banks (non-current)	$37,207	$77,878
Total Long Term Liabilities	$37,207	$77,878

TOTAL LIABILITIES	$2,489,139	$2,489,538

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, with par value of $0.001 as of June 30, 2015 and June 30, 2014, 250,000,000 shares and 100,000,000 shares authorized as of June 30, 2015 and June 30, 2014, 91,288,909 and 85,388,909 shares issued and outstanding as of June 30, 2015 and June 30, 2014	$91,289	$85,389
Additional paid-in capital	1,869,993	1,580,893
Accumulated deficit	(3,653,699)	(2,281,911)
Accumulated other comprehensive income(loss)	404,021	(411)
Non-controlled interest	(509,278)	(383,350)
Total Stockholders' Deficit	$(1,797,674)	$(999,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$691,465	$1,490,148

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.
Consolidated Statements of Operations

	For the year	For the year
	ended	Ended
	June 30, 2015	June 30, 2014

REVENUES
Revenue	$831,339	$1,260,002
Cost of revenue	(1,563,328)	(2,184,246)
Gross loss	(731,989)	(924,244)

OPERATING EXPENSES:
Selling, general & administrative expenses	(803,741)	(482,853)
LOSS FROM OPERATIONS	$(1,535,730)	$(1,407,097)

OTHER INCOME (EXPENSE)	38,014	116,303

NET LOSS BEFORE INCOME TAX	$(1,497,716)	$(1,290,794)

Provision of Income Tax	-	-
NET LOSS	$(1,497,716)	$(1,290,794)

Non-controlled interest	125,928	152,425
Net loss contributed to the group	(1,371,788)	(1,138,369)

Other comprehensive income(loss)
Foreign currency translation gain(loss)	$404,432	$(411)

Comprehensive loss	$(967,356)	$(1,138,780)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding	87,991,375	59,084,742

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.
Statement of Changes in Stockholders' Equity (Deficit)

	Common Shares		Additional			Accumulated Other
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Comprehensive Income (Loss)	Total

Balance at June 30, 2013	1	$1	$-	$(31,603)	$-	$-	$(31,602)

Effect of reorganization	83,977,499	83,977	80,122	(1,111,939)	(230,925)	-	(1,178,765)

Foreign currency translation loss	-	-	-	-	-	(7,551)	(7,551)

Net loss for the period	-	-	-	(366,244)	(48,627)	-	(414,871)

Waive of directors' loan	-	-	52,841	-	-	-	52,841

Balance at October 25, 2013	83,977,500	$83,978	$132,963	$(1,509,786)	$(279,552)	$(7,551)	$(1,579,948)

Shares issued	1,411,409	1,411	1,404,834	-	-	-	1,406,245

Net loss for the period	-	-	-	(772,125)	(103,798)	-	(875,923)

Foreign currency translation loss	-	-	-	-	-	7,140	7,140

Waive of directors' loan	-	-	43,096	-	-	-	43,096

Balance – June 30, 2014	85,388,909	$85,389	$1,580,893	$(2,281,911)	$(383,350)	$(411)	$(999,390)

Shares issued	5,900,000	5,900	289,100	-	-	-	295,000

Net loss for the period	-	-	-	(1,371,788)	(125,928)	-	(1,497,716)

Foreign currency translation gain	-	-	-	-	-	404,432	404,432

Balance – June 30, 2015	91,288,909	$91,289	$1,869,993	$(3,653,699)	$(509,278)	$404,021	$(1,797,674)

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.
Consolidated Statements of Cash Flows

	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(1,497,716)	$(1,290,794)
Adjustments to reconcile loss to net cash used in operations
Depreciation	564,117	763,740
Reorganization	-	(3,387,628)
Gain on disposal of fixed assets	(16,996)	(15,114)
Issuance of common stock (non-cash)	295,000	211,250
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related party	9,874	(14,969)
Deposits and prepayment	(103,309)	(58,650)
Inventory	42,701	(63,361)
Increase (decrease) in:
Accounts payable	199,373	1,992,576
Accrued liabilities	3,223	131,800
Advanced from sub-contractor & related parties	179,994	118,078
GST Tax payable	1,495	-
Net cash (used in) operating activities	(322,244)	(1,613,072)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	92,646	162,394
Addition of motor vehicle	(16,190)	-
Net cash provided by investing activities	76,456	162,394

Cash flows from financing activities:
Proceeds from bank loans	137,774	301,506
Repayments of bank loans	(98,132)	(166,305)
Shareholders' loan waived	-	95,938
Proceeds from issuance of common stock	-	1,274,994
Net cash provided by financing activities	39,642	1,506,133

Net increase(decrease) in cash and cash equivalents	(206,146)	55,455

Effect of exchange rate changes on cash	121,292	64,224

Net increase (decrease) in cash and cash equivalents	(84,854)	119,679
Cash and cash equivalents at beginning of year	121,781	2,102
Cash and cash equivalents at end of year	$36,927	$121,781

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$5,242	$11,406
Supplementary non-cash information
Reorganization	$-	$(3,387,628)
Issuance of common stock (non-cash)	$295,000	$211,250

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc .
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $36,927 and $121,781 in cash and cash equivalents at June 30, 2015 and June 30, 2014, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At June 30, 2015 and June 30, 2014, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge.  As of June 30, 2015 and June 30, 2014, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.  At June 30, 2015 and June 30, 2014 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of June 30, 2015 and June 30, 2014.

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

	June 30, 2015	June 30, 2014
Year-end MYR : $1 exchange rate	0.2644	0.3111
Average MYR : $1 exchange rate	0.2883	0.3070

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

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on April 22, 2010. It has been primarily engaged in the acquisition, exploration, and development of mining properties.  The Company was no longer considered to be in the exploration stage after the reverse take-over with its subsidiary GBL.

Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Environmental Expenditures

The operations of the Company have been, and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs.  Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.  The Company's policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs" . Advertising expenses incurred for the years ended June 30, 2015 and year ended June 30, 2014 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of June 30, 2015 and June 30, 2014, the Company did not have any significant unrecognized uncertain tax positions.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No, 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.

The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.

An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.

The amendments more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

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

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At of June 30, 2015 and June 30, 2014 cash and cash equivalents consisted of bank deposits in banks in Malaysia and petty cash on hands.

NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at June 30, 2015 and June 30, 2014 consist of the following items:
	June 30, 2015	June 30, 2014
Amount due from BOG (*1)	$-	$15,167
Amount due from Stable Treasure Sdn. Bhd. (*2)	3,017	-
	$3,017	$15,167

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

NOTE 5 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at June 30, 2015 and June 30, 2014 are summarized as follows:

	June 30, 2015	June 30, 2014
Inventories	$11,865	$64,204

The inventories represent the gold minerals as at June 30, 2015 and June 30, 2014, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at June 30, 2015 and June 30, 2014 consist of the following items:

	June 30, 2015	June 30, 2014
Due to Changxin Wanlin Technology Co Ltd(*)	$1,704,474	$2,003,630
Other accounts payable	24,830	15,447
	$1,729,304	$2,019,077

(*) Due to Changxin Wanlin Technology Co Ltd are accounts payable derived from ordinary business transactions. One of the directors of Changxin Wanlin Technology Co. Ltd., Wu Ming Ding, is also the director of CSB. This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms.

Advanced from subcontractor & related parties

Advanced from subcontractor & related parties at June 30, 2015 and June 30, 2014 consist of the following items:

	June 30, 2015	June 30, 2014
Advanced from BOG (#1)	$186,057	$18,437
Advanced from Federal Mining Resources Limited(#2)	$173,465	$109,802
Advanced from Federal Capital Investment Limited (#3)	$120,000	$24,000
Advanced from Yorkshire Capital Limited (#4)	$45,000	$9,000
	$524,522	$161,239

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at June 30, 2015, and June 30, 2014, are summarized as follows:
	June 30, 2015	June 30, 2014
Land and Building	$1,039,848	$1,223,512
Plant and Machinery	163,780	213,552
Office equipment	20,821	24,499
Project equipment	1,179,193	1,388,760
Computer	11,325	13,326
Motor Vehicle	121,904	310,477
Accumulated depreciation	(2,058,646)	(1,943,831)
	$478,225	$1,230,295
The depreciation expenses charged for the year ended June 30, 2014 and 2013 were $564,117 and $763,740 respectively.

NOTE 8 - LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	June 30, 2015	June 30, 2014
Loans from banks	$39,585	$59,121
Loans from banks(non-current)	37,207	77,878
Total	$76,792	$136,999

Hire purchase installment loans with total amount $80,828 and $146,212 as at June 30, 2015, and June 30, 2014, are $76,792 and $136,999 net of imprest charges equivalent to interest $4,036 and $9,213 respectively are summarized as follows:
				June 30, 2015	June 30, 2014
	Interest Rate		Monthly Due
Financial institution in Malaysia	N/A	*	306	$-	$3,602
Financial institution in Malaysia	N/A	*	655	655	9,298
Financial institution in Malaysia	N/A	*	300	5,085	10,212
Financial institution in Malaysia	N/A	*	300	5,085	10,212
Financial institution in Malaysia	N/A	*	1,055	7,387	23,593
Financial institution in Malaysia	N/A	*	1,724	43,105	75,067
Financial institution in Malaysia	N/A	*	302	8,461	14,228
Financial institution in Malaysia	N/A	*	226	11,050	-
Hire purchase loans payable to banks				$80,828	$146,212

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 5.26% for the rest of entire loans life and periods.

The scheduled maturities of the CSB's hire purchase installment loans are as follows:

June 30,
2016	$42,264
2017	30,012
2018	5,631
2019	2,710
2020	211
Later years
Total minimum hire purchase installment payment	$80,828
Less: Amount representing imprest charges equivalent to interest (current portion: $2,679 and non-current portion:$1,357)	4,036
Present value of net minimum lease payments (#)	$76,792

(#) Minimum payment reflected in the balance sheet as current and non-current obligations under hire purchases installment loans as at June 30, 2015.

NOTE 9 - INCOME TAX

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:
	For the year ended	For the period ended
	June 30, 2015	June 30, 2014
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-

Summary of the Company's net deferred tax liabilities and assets are as follows:

	June 30, 2015	June 30, 2014
Deferred tax assets:
Tax attribute carryforwards	$509,223	$438,870
Valuation allowances	(509,223)	(438,870)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for years ended June 30, 2015 and June 30, 2014 or balance sheet as of June 30, 2015 and June 30, 2014. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at June 30, 2015, the Company's office rent has expired and is currently being rent under month to month term. There are no commitments and contracts on such rental expenses.

As at June 30, 2015, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

NOTE 11 - EARNINGS/(LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2015	2014

Net loss applicable to common shares	$(1,371,788)	$(1,138,369)

Weighted average common shares
outstanding (Basic)	87,991,375	59,084,742
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	87,991,375	59,084,742

Net loss per share (Basic and Diluted)	$(0.02)	$(0.02)

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

There were 91,288,909 common shares issued and outstanding at June 30, 2015, compared to 85,388,909 common shares issued and outstanding at June 30, 2014.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As at June 30, 2015, advances were made by five companies of $2,228,996 related to ordinary business transactions.  All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms.  Details are disclosed in Note 6.

As of June 30, 2015, amounts due from one company of $3,017 related to ordinary business transactions.  The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended June 30, 2015, the Company sold $267,809 worth of gold to BOG.

During the period ended June 30, 2015, the Company incurred cost of revenue worth of $614,265 to BOG.

During the period ended June 30, 2015, the Company disposed a motor vehicle to BOG.

On January 21, 2015, the Company issued 5,900,000 common shares at US$0.05 per share to BOG, under the terms of the Consultant Agreement dated January 15, 2015.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the year ended June 30, 2015, the Company has a loss from operations of $1,497,716 and working capital deficiency of $2,238,692. The Company intends to fund operations through debt and equity financing arrangements.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company's major suppliers for the year ended June 30, 2015 and 2014 are listed as following:

	Subcontractors		Accounts Payable
	Year	Year
	Ended	Ended
Major Suppliers	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Company A	100%	100%	0%	0%

 Customers

The Company's major customers for the year ended June 30, 2015 and 2014 are listed as following:

	Sales		Accounts Receivable
	Year	Year
	Ended	Ended
Major Customers	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Company M	21%	77%	0%	0%
Company N	32%	23%	0%	0%
Company O	35%	0%	0%	0%
Company P	12%	0%	0%	0%

NOTE 16 - UBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Independent Accountants:
On January 13, 2015, our independent public accounting firm, Albert Wong & Co. was succeeded by AWC (CPA) Limited, in the registration status in Public Company Accounting Oversight Board (“PCAOB”). AWC (CPA) Limited is not a separately registered entity with the PCAOB and therefore we are not required to file a current report on Form 8-K under item 4.01.
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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of June 30, 2015 based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 Item 9B.   Other Information.

Not applicable.

PART III

 Item 10.    Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Wu Ming Ding	President and Director	59	October 17, 2013
Balakrishnan B S Muthu	Treasurer, Chief Financial Officer, General Manager and Director	53	October 17, 2013
Liang Wai Keen	Secretary	44	October 17, 2013

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

None.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, unit 701, 7/F, The Phoenix, 21-25 Luard Rd, Wanchai, Hong Kong.

Board and Committee Meetings

Our board of directors currently consists of two members, Wu Ming Ding and Balakrishnan B S Muthu. The Board held no formal meetings during the year ended June 30, 2015. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2015, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

 Currently, the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer; and

(b)	each of our two executive officers who were serving as executive officers at the end of the year ended June 30, 2015.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wu Ming Ding (1) President and Director	2015 2014	4,613 14,736	0 0	0 0	0 0	0 0	0 0	0 0	4,613 0
Balakrishnan B S Muthu (2) Treasurer, Chief Financial Officer, General Manager, and Director	2015 2014	52,424 47,892	0 0	0 0	0 0	0 0	0 0	0 0	52,424 0
Stephen Spalding (3)	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 600	0 600

(1)	Mr. Wu was appointed President and a director of the Company on October 17, 2013. Mr. Wu was paid a total salary of $4,613 for the year ended June 30, 2015.
(2)
Mr. Muthu was appointed Treasurer, Chief Financial Officer, General Manager and a director of the Company on October 17, 2013. Mr. Muthu was paid a total salary of $52,424 for the year ended June 30, 2015.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended June 30, 2015.

Option Exercises and Stock Vested

During our Fiscal year ended June 30, 2015, there were no options exercised by any officer or director.

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

 Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 13, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Wu Ming Ding Unit 701, 7/F., The Phoenix, 21-25 Luard Road, Wanchai, Hong Kong	6,406,910 common shares Indirect ownership through Internet.com Ltd	7.0%
Balakrishnan B.S. Muthu Unit 701, /F., The Phoenix, 21-25 Luard Road, Wanchai, Hong Kong	500,000 common shares Indirect ownership through Banavees Resources	0.5%
Directors and Executive Officers as a Group (1)	6,906,910 common shares	7.5%
Borneo Oil & Gas Corporation Sdn Bhd	11,236,409 common shares Direct ownership	12.3%
Internet.com Ltd	6,406,910 common shares Direct ownership	7.0%
C&K Holdings Pte Ltd	6,016,260 common shares Direct ownership	6.6%
Dynamic State Investments Ltd.	5,650,407 common shares Direct ownership	6.2%
Goldlynn Invest Limited	4,746,341 common shares Direct ownership	5.2%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 30, 2015. As of October 13, 2015, there were 91,288,909 shares of our company's common stock issued and outstanding.
(2)	Balakrishnan Muthu, our CFO and a Director, and Borneo Oil & Gas Corporation Sdn Bhd have not filed their respective Forms 3. Both shareholders expect to file the forms in the near future.

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

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K, and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:
	Year Ended June 30, 2015	Year Ended June 30, 2014
Audit Fees (1)	$40,000	$50,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$2,000	$0
All Other Fees (4)	$0	$0
Total	$42,000	$50,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)	Tax fees consist of fees billed for professional services relating to tax compliance only.

(4)	All other fees consist of fees billed for all other services.

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

VERDE RESOURCES, INC.
(Registrant)

Dated: October 13, 2015	/s/ Wu Ming Ding
Wu Ming Ding
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 13, 2015	/s/ Wu Ming Ding
Wu Ming Ding
President and Director
(Principal Executive Officer)

Date: October 13, 2015	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)