Form 10-Q
period 2015-09-30
VERDE RESOURCES, INC.
filed 2015-11-23
CIK 1506929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55276

Verde Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	32-0457838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 701, 7/F, The Phoenix, 21-25 Luard Road, Wanchai, Hong Kong
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

As of November 23, 2015 there were 91,288,909 shares of the issuer's common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

Item 1.       Financial Statements.
VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED SEPTEMBER 30, 2015

Verde Resources, Inc.
Condensed Consolidated Balance Sheets

	As at September 30,	As at June 30,
	2015	2015
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$70,216	$36,927
Amount due from related parties	2,583	3,017
Inventories	23,877	11,865
Deposit & prepayment	87,445	161,431
Total Current Assets	$184,121	$213,240
Long Term Assets
Property, plant and equipment	$324,988	$478,225
Total Long Term Assets	$324,988	$478,225

TOTAL ASSETS	$509,109	$691,465

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,506,738	$1,729,304
Advanced from related parties	594,132	524,522
Accrual	140,308	157,026
Taxation payable	3,235	1,495
Loans from banks	31,235	39,585
Total Current Liabilities	$2,275,648	$2,451,932
Long term Liabilities
Loans from banks (non-current)	$24,683	$37,207
Total Long Term Liabilities	$24,683	$37,207

TOTAL LIABILITIES	$2,300,331	$2,489,139

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 91,288,909 shares issued and outstanding as of September 30, 2015 & June 30, 2015	$91,289	$91,289
Additional paid-in capital	1,869,993	1,869,993
Accumulated deficit	(4,016,456)	(3,653,699)
Accumulated other comprehensive income (loss)	786,343	404,021
Non-controlled interest	(522,391)	(509,278)
Total Stockholders' Deficit	$(1,791,222)	$(1,797,674)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$509,109	$691,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2015	2014

REVENUES
Revenue	$324,449	$563,775
Cost of revenue	(389,576)	(839,324)
Gross loss	(65,127)	(275,549)
OPERATING EXPENSES:
Selling, general & administrative expenses	(310,738)	(176,030)
LOSS FROM OPERATIONS	$(375,865)	$(451,579)

OTHER INCOME(EXPENSES)	(5)	13,340

NET LOSS BEFORE INCOME TAX	$(375,870)	$(438,239)

Provision of Income Tax	-	-
NET LOSS	$(375,870)	$(438,239)

Non-controlled interest	13,113	46,761
Net loss contributed to the group	(362,757)	(391,478)

Other comprehensive income(loss)
Foreign currency translation income(loss)	$382,322	$56,466

Comprehensive income(loss)	$19,565	$(335,012)

Basic and Diluted Loss per Common Share	$(0.004)	$(0.01)

Weighted Average Number of Common Shares Outstanding	91,288,909	85,388,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(375,870)	$(438,239)
Adjustments to reconcile loss to net cash used in operations
Depreciation	90,291	176,218
Reorganization	-	-
Disposal of fixed assets	-	1,938
Issuance of common stock (non cash)	-	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	160,732	(13,005)
Deposits and prepayment	73,750	37,538
Inventory	(13,716)	51,528
Other receivable	-	-
Increase (decrease) in:
Accounts payable	25,972	(1,363)
Accrued liabilities	(10,899)	15,073
GST payable	1,955	-
Advanced from sub-contractor & related parties	96,350	40,438
Deposit received from customer	-	38,030
Net cash provided by (used in) operating activities	48,565	(91,844)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	-	4,577
Addition of motor vehicle	-	(18,682)
Net cash (used in) investing activities	-	(14,105)

Cash flows from financing activities:
Proceeds from bank loans	-	13,176
Repayments of bank loans	(10,597)	(14,264)
Shareholders' loans waived	-	-
Proceeds from issuance of common stock	-	-
Net cash (used in) financing activities	(10,597)	(1,088)

Net increase(decrease) in cash and cash equivalent	37,968	(107,037)

Effect of exchange rate changes on cash	(4,679)	23,397

Net increase (decrease) in cash and cash equivalents	33,289	(83,640)
Cash and cash equivalents at beginning of year	36,927	121,780
Cash and cash equivalents at end of year	$70,216	$38,140

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$812	$1,658
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.
 Notes to Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

NOTE 1 -    ORGANIZATION AND DESCRIPTION OF BUSINESS

Verde Resources, Inc. (the "Company" or "VRDR") was incorporated on April 22, 2010, in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is June 30.

Gold Billion Global Limited ("Gold Billion" or "GBL") was incorporated in British Virgin Islands on February 7, 2013. GBL was setup by the Board of Director of Federal Mining Resources Limited ("FMR"). The major operation of GBL is to manage and monitor the mineral exploration and mining projects of FMR.

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

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended September 30, 2015 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $70,216 and $36,927 in cash and cash equivalents at September 30, 2015 and June 30, 2015, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At and, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge.  As of September 30, 2015 and June 30, 2015, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.  At September 30, 2015 and June 30, 2015 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of September 30, 2015 and June 30, 2015.

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

	September 30, 2015	June 30, 2015
Period-end MYR : $1 exchange rate	0.2264	0.2644
Average MYR : $1 exchange rate	0.2419	0.2883

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs" . Advertising expenses incurred for the periods ended September 30, 2015 and June 30, 2015 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of September 30, 2015 and June 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 3 -  CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At September 30, 2015 and June 30, 2015 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

   NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at September 30, 2015 and June 30, 2015 consist of the following items:

	September 30, 2015	June 30, 2015
Amount due from Stable Treasure Sdn. Bhd. (*)	$2,583	$3,017

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company.  The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 -  INVENTORIES

Inventories are valued at cost, not in excess of market.  Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost.  Inventories, at September 30, 2015 and June 30, 2015 are summarized as follows:

	September 30, 2015	June 30, 2015
Inventories	$23,877	$11,865

The inventories represent the gold minerals as at September 30, 2015 and June 30, 2015, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at September 30, 2015 and June 30, 2015 consist of the following items:

	September 30, 2015	June 30, 2015
Due to Changxin Wanlin Technology Co Ltd(*)	$1,459,504	$1,704,474
Other accounts payable	47,234	24,830
	$1,506,738	$1,729,304

(*) Due to Changxin Wanlin Technology Co Ltd are accounts payable derived from ordinary business transactions.  One of the directors of Changxin Wanlin Technology Co. Ltd., Mr. Wu Ming Ding, is also the director of VRDR, GBL and CSB. This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms.

Advanced from related parties

 Advanced from related parties at September 30, 2015 and June 30, 2015 consist of the following items:

	September 30, 2015	June 30, 2015
Advanced from BOG (#1)	$222,667	$186,057
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$144,000	$120,000
Advanced from Yorkshire Capital Limited (#4)	$54,000	$45,000
	$594,132	$524,522

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at September 30, 2015 and June 30, 2015 are summarized as follows:
	September 30, 2015	June 30, 2015
Land and Building	$890,399	$1,039,848
Plant and Machinery	140,242	163,780
Office equipment	17,829	20,821
Project equipment	1,009,717	1,179,193
Computer	9,697	11,325
Motor Vehicle	104,384	121,904
Accumulated depreciation	(1,847,280)	(2,058,646)
	$324,988	$478,225

The depreciation expenses charged for the period ended September 30, 2015 and 2014 was $90,291 and $172,487.

NOTE 8 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	September 30, 2015	June 30, 2015
Loans from banks	$31,235	$39,585
Loans from banks(non-current)	24,683	37,207
Total	$55,918	$76,792

Hire purchase installment loans with total amount $58,614 and $80,828 as at September 30, 2015 and June 30, 2015 are $55,918 and $76,792 net of imprest charges equivalent to interest $2,696 and $4,036 are summarized as follows:

				September 30, 2015	June 30, 2015
	Interest Rate		Monthly Due
Financial institution in Malaysia	N/A	*	$262	$-	$-
Financial institution in Malaysia	N/A	*	564	-	655
Financial institution in Malaysia	N/A	*	249	3,481	5,085
Financial institution in Malaysia	N/A	*	249	3,481	5,085
Financial institution in Malaysia	N/A	*	889	3,556	7,387
Financial institution in Malaysia	N/A	*	1,418	31,188	43,105
Financial institution in Malaysia	N/A	*	246	6,157	8,461
Financial institution in Malaysia	N/A	*	175	8,055	11,050
Hire purchase loans payable to banks				$55,918	$80,828

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 6.11% for the entire loans life and periods.

The scheduled maturities of the CSL's hire purchase installment loans are as follows:

September 30,
2015	32,918
2016	21,202
2017	2,572
2018	1,922
Later years	-
Total minimum hire purchase installment payment	$58,614
Less: Amount representing imprest charges equivalent to interest (current portion: $1,683 and non-current portion: $1,013)	2,696
Present value of net minimum lease payments (#)	$55,918

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at September 30, 2015.

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	Period ended
	September 30, 2015	June 30, 2015
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-
Summary of the Company's net deferred tax liabilities and assets are as follows:

	September 30, 2015	June 30, 2015
Deferred tax assets:
Tax attribute carryforwards	$127,795	509,223
Valuation allowances	(127,795)	(509,223)
Total	$-	-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period September 30, 2015 and June 30, 2015 or balance sheet as of September 30, 2015 and June 30, 2015. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
The Company is committed under an operating lease for office premises expiring May 2015, with fixed monthly rental.  As at September 30, 2015, the Company has future minimum rental payment of $3,871 due for the year ended June 30, 2016.

As at September 30, 2015, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2015	2014
Net loss applicable to common shares	$(375,870)	$(438,239)

Weighted average common shares
outstanding (Basic)	91,288,909	85,388,909
Options `	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	91,288,909	85,388,909

Net loss per share (Basic and Diluted)	$(0.004)	$(0.005)

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

There were 91,288,909 common shares issued and outstanding at September 30, 2015 and June 30, 2015.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of September 30, 2015, advances were made by five companies of $2,053,636 related to ordinary business transactions.  All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of September 30, 2015, amounts due from one company of $2,583 related to ordinary business transactions.  The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended September 30, 2015, the Company sold $427 worth of gold to BOG.

During the period ended September 30, 2015, the Company incurred cost of revenue worth of $239,776 to BOG.

During the period ended September 30, 2015, the Company disposed a motor vehicle to BOG.

On January 21, 2015, the Company issued 5,900,000 common shares at US$0.05 per share to BOG, under the terms of the Consultant Agreement dated January 15, 2015.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended September 30, 2015, the Company has a loss from operations of $375,870 and working capital deficiency of $2,091,527. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending September 30, 2015 and subsequently.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company's major suppliers for the period ended September 30, 2015 and 2014 are listed as following:

	Subcontractors		Accounts Payable
	Three	Three
	Months	Months
	Ended	Ended
Major Suppliers	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the period ended September 30, 2015 and 2014 are listed as following:

	Sales		Accounts Receivable
	Three	Three
	Months	Months
	Ended	Ended
Major Customers	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Company M	0%	48%	0%	0%
Company N	1%	36%	0%	0%
Company O	99%	16%	0%	0%

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

Results of Operations

For the three months ended September 30, 2015 and 2014:

We have generated $324,449 and $563,775 revenues for the three months ended September 30, 2015 and 2014, and have recorded a gross loss of $65,127 and $275,549 for the three months ended September 30, 2015 and 2014. We have incurred $310,738 and $176,030 in operating expenses through September 30, 2015 and September 30, 2014. We have other income (expenses) $(5) and $13,340 for the three months ended September 30, 2015 and 2014.

The following table provides selected financial data about our company for the three months ended September 30, 2015 and September 30, 2014.

Statement of Operation	9/30/2015	9/30/2014	Change
	Amount	Amount	%
Revenue	$324,449	$563,775	(42%)
Cost of revenue	$389,576	$839,324	(54%)
Gross Loss	$65,127	$275,549	(76%)
Operating Expenses	$310,738	$176,030	77%
Other Income(Expenses)	$(5)	$13,340	(100%)

The revenue derived from the sales of gold mineral to customers in Malaysia.  The decrease of revenue for the period ended 30 September 2015 was mainly due to a decrease in gold production and gold sales during the period.  Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses.  The increase in operating expenses for the period was mainly due to the exchange loss arising from the translation at closing balance for inter-company balance.

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

BOG became the Company's shareholder in January 29, 2014, and was no longer a third party subcontractor.

Expansion Plans

At present, we are well positioned working with our third party subcontractor, who has the experience and local knowledge to manage our exploitation of alluvial gold at the Merapoh Gold Mine. The Company believes that there are excellent growth opportunities for its business outside Malaysia. We are constantly exploring for potential acquisition of mining projects in other parts of the world.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended September 30, 2015 and September 30, 2014.

Cash Flow Date	9/30/2015	9/30/2014
Net Loss from operation	$375,870	$438,239
Net Cash Generated/(Used) from operating activities	$48,565	$(91,844)
Net Cash Generated/(Used) from investing activities	$-	$(14,105)
Net Cash Generated/(Used) from financing activities	$(10,597)	$(1,088)

For the three months ended September 30, 2015, the Company had incurred net loss from operation of $375,870 which posted a negative impact to the company's cash flow. The reconciliation on non-cash items such as depreciations and proceeds from disposal of plant and equipment all provide negative impact on cash.

In the operation analysis, the net cash generated from operating activities increased from $(91,844) to $48,565. The $375,870 net loss was partially offset by the noncash expense such as $90,291 in depreciation.  In the operating assets and liabilities, the net increase in current assets, such as accounts receivable from related parties, deposits and prepayment was $234,482 whereas the net increase in current liabilities, such as accounts payable, accrued liabilities, advanced from related parties and deposit received from customer was $124,277 which provided positive cash flow effect to offset the $13,716 reduction in current assets and $10,899 in current liabilities and $375,870 loss in operation. The final result of the cash flow from operating activities was positive cash flow effect.

In the investing cash flow analysis, there was no change for the three months ended September 30, 2015 while there was proceeds from disposal of plant and equipment offset by additional of motor vehicle which ended up with $14,105 cash used in investing activities for the three months ended September 30, 2014.

In the financing analysis, there was loan principal $10,597 repaid to bank for the three months ended September 30, 2015 compared to $14,264 repayment offset by additional loan of $13,176 borrowed from bank for the three months ended September 30, 2014. The overall cash flow effect was negative.

Besides, the net decrease in exchange rate effect of $(4,679) provided negative cash flow effect. The cash and cash equivalents at the end of September 30, 2015 was increased by $33,289 with $70,216 as balance.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of September 30, 2015.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (" Dodd-Frank Act "), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the period ended September 30, 2015.

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
101*

*  The following financial information from Verde Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2015, and June 30, 2015, (ii) Condensed Statements of Operations for the three months ended September 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: November 23, 2015	/s/ Wu Ming Ding
Wu Ming Ding
President
(Principal Executive Officer)