Form 10-Q
period 2015-12-31
VERDE RESOURCES, INC.
filed 2016-02-16
CIK 1506929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

or

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

As of February 16, 2016 there were 91,288,909 shares of the issuer's common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

Item 1.       Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED DECEMBER 31, 2015

Verde Resources, Inc.
Condensed Consolidated Balance Sheets

	As at December 31,	As at June 30,
	2015	2015
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$42,464	$36,927
Amount due from related parties	3,311	3,017
Inventories	40,221	11,865
Deposit & prepayment	13,732	161,431
Total Current Assets	$99,728	$213,240
Long Term Assets
Property, plant and equipment	$258,346	$478,225
Total Long Term Assets	$258,346	$478,225

TOTAL ASSETS	$358,074	$691,465

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,543,653	$1,729,304
Advanced from related parties	672,677	524,522
Accrual	163,179	157,026
Taxation payable	2,374	1,495
Loans from banks	28,918	39,585
Total Current Liabilities	$2,410,801	$2,451,932
Long term Liabilities
Loans from banks (non-current)	$18,799	$37,207
Total Long Term Liabilities	$18,799	$37,207

TOTAL LIABILITIES	$2,429,600	$2,489,139

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 91,288,909 shares issued and outstanding as of December 31, 2015 & June 30, 2015	$91,289	$91,289
Additional paid-in capital	1,869,993	1,869,993
Accumulated deficit	(4,221,009)	(3,653,699)
Accumulated other comprehensive income (loss)	726,059	404,021
Non-controlled interest	(537,858)	(509,278)
Total Stockholders' Deficit	$(2,071,526)	$(1,797,674)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$358,074	$691,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

REVENUES
Revenue	201,748	26,836	$526,197	$590,611
Cost of revenue	(281,429)	(244,152)	(671,005)	(1,083,476)
Gross loss	(79,681)	(217,316)	(144,808)	(492,865)
OPERATING EXPENSES:
Selling, general & administrative expenses	(140,306)	(204,257)	(451,044)	(380,287)
LOSS FROM OPERATIONS	(219,987)	(421,573)	$(595,852)	$(873,152)

OTHER INCOME(EXPENSES)	(33)	8,808	(38)	22,148

NET LOSS BEFORE INCOME TAX	(220,020)	(412,765)	$(595,890)	$(851,004)

Provision of Income Tax	-	-	-	-
NET LOSS	(220,020)	(412,765)	$(595,890)	$(851,004)

Non-controlled interest	15,467	37,536	28,580	84,297
Net loss contributed to the group	(204,553)	(375,229)	(567,310)	(766,707)

Other comprehensive income(loss)
Foreign currency translation income(loss)	(60,284)	163,789	$322,038	$220,255

Comprehensive income(loss)	$(264,837)	$(211,440)	$(245,272)	$(546,452)

Basic and Diluted Loss per Common Share	$(0.002)	$(0.004)	$(0.006)	$(0.009)

Weighted Average Number of Common Shares Outstanding	91,288,909	85,388,909	91,288,909	85,388,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(595,890)	$(851,004)
Adjustments to reconcile loss to net cash used in operations
Depreciation	165,441	331,266
Disposal of fixed assets	-	2,380
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	(660)	10,734
Deposits and prepayment	147,500	56,042
Inventory	(29,796)	58,921
Other receivable	-	-
Increase (decrease) in:
Accounts payable	24,298	128,129
Accrued liabilities	11,069	(44,915)
GST payable	1,061	-
Advanced from sub-contractor & related parties	170,743	100,766
Deposit received from customer	-	33,987
Net cash (used in) operating activities	(106,234)	(173,694)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	-	4,853
Addition of motor vehicle	-	(17,482)
Net cash (used in) investing activities	-	(12,629)

Cash flows from financing activities:
Proceeds from bank loans	-	46,454
Repayments of bank loans	(21,172)	(31,324)
Shareholders' loans waived	-	-
Proceeds from issuance of common stock	-	-
Net cash (used in) provided by financing activities	(21,172)	15,130

Net (decrease) in cash and cash equivalent	(127,406)	(171,193)

Effect of exchange rate changes on cash	132,943	77,667

Net increase (decrease) in cash and cash equivalents	5,537	(93,526)
Cash and cash equivalents at beginning of year	36,927	121,781
Cash and cash equivalents at end of year	$42,464	$28,255

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$1,451	$3,557
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.
 Notes to Condensed Consolidated Financial Statements
December 31, 2015
(Unaudited)

NOTE 1 -    ORGANIZATION AND DESCRIPTION OF BUSINESS

Verde Resources, Inc. (the "Company" or "VRDR") was incorporated on April 22, 2010, in the State of Nevada, U.S.A.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is June 30.

Gold Billion Global Limited ("Gold Billion" or "GBL") was incorporated in British Virgin Islands on February 7, 2013. GBL was setup by the Board of Directors of Federal Mining Resources Limited ("FMR"). The major operation of GBL is to manage and monitor the mineral exploration and mining projects of FMR.

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

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended December 31, 2015 are not necessarily indicative of the operating results for the full years.

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

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of Verde Resources, Inc., its wholly owned subsidiary Gold Billion Global Limited ("GBL") and the 85% subsidiary Champmark SDN BHD ("CSB"). All inter-company balances and transactions between the Company and its subsidiaries  have been eliminated upon consolidation.
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $42,464 and $36,927 in cash and cash equivalents at December 31, 2015 and June 30, 2015, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At and, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge.  As of December 31, 2015 and June 30, 2015, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.  At December 31, 2015 and June 30, 2015 there was no allowance for doubtful accounts.
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

The Company did not have any convertible bonds as of December 31, 2015 and June 30, 2015.

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

	December 31, 2015	June 30, 2015
Period-end MYR : $1 exchange rate	0.2323	0.2644
Average MYR : $1 exchange rate	0.2375	0.2883

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

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on April 22, 2010, and has not yet realized any revenue from its planned operations. It has been primarily engaged in the acquisition, exploration, and development of mining properties.  The Company will no longer in the exploration stage after the reverse take-over with its subsidiary GBL.

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs". Advertising expenses incurred for the periods ended December 31, 2015 and June 30, 2015 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of December 31, 2015 and June 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.

The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The FASB heard from stakeholders that the concept of extraordinary items causes uncertainty because it is unclear when an item should be considered both unusual and infrequent. Additionally, some stakeholders said that although users find information about unusual or infrequent events and transactions useful, they do not find the extraordinary item classification and presentation necessary to identify those events and transactions. Other stakeholders noted that it is extremely rare in current practice for a transaction or event to meet the requirements to be presented as an extraordinary item.

This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The FASB has issued an Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).

The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities.

In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by:

—	Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.
—	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).
—	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. For private companies and not-for-profit organizations, the ASU will be effective for annual periods beginning after December 15, 2016; and for interim periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period.

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.
Early adoption of the amendments is permitted for financial statements that have not been previously issued.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).

The FASB has issued Accounting Standards Update (ASU) No. 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this ASU provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. Employee benefit plans are not within the scope of the amendments.

If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (e.g., changes in market prices or interest rates).

If an entity applies the practical expedient and a contribution is made between the month-end date used to measure defined benefit plan assets and obligations and the entity’s fiscal year-end, the entity should not adjust the fair value of each class of plan assets for the effects of the contribution. Instead, the entity should disclose the amount of the contribution to permit reconciliation of the total fair value of all the classes of plan assets in the fair value hierarchy to the ending balance of the fair value of plan assets.

An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this ASU.

The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. The amendments should be applied prospectively.

IFRS does not have a practical expedient that permits an entity to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity’s fiscal year-end (or the month-end that is closest to the date of a significant event that occurred in an interim period), whereas the amendments in this Update provide that practical expedient.

The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification™ in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software.

The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.
The amendments specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required.

Current GAAP does not contain guidance for master limited partnerships that specifies how historical earnings per unit should be affected when a dropdown transaction occurs that is accounted for as a transaction between entities under common control.

The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments should be applied retrospectively for all financial statements presented.

The FASB has issued Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient.

Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must consider the length of time until those investments become redeemable to determine the classification within the fair value hierarchy.

The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted.

The FASB has issued ASU No. 2015-08, Business Combinations (Topic 805): Pushdown Accounting-Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU amends various SEC paragraphs of the FASB Accounting Standards CodificationTM pursuant to the issuance of SEC Staff Accounting Bulletin No. 115.

The FASB has issued Accounting Standards Update (ASU) No. 2015-10, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the FASB Accounting Standards Codification™ (Codification). The amendments generally fall into one of the types of amendments listed below.

1.	Amendments Related to Differences between Original Guidance and the Codification. These amendments arose because of differences between original guidance (e.g., FASB Statements, EITF Issues, and so forth) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this section may relate to guidance that was codified without some text, references, or phrasing that, upon review, was deemed important to the guidance.
2.	Guidance Clarification and Reference Corrections. These amendments provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied or misinterpreted.
3.	Simplification. These amendments streamline or simplify the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability of the Codification.
4.	Minor Improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification.

Transition guidance varies based on the amendments. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance.

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

The FASB has issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 3 -  CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At December 31, 2015 and June 30, 2015 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

   NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at December 31, 2015 and June 30, 2015 consist of the following items:

	December 31, 2015	June 30, 2015
Amount due from Stable Treasure Sdn. Bhd. (*)	$3,311	$3,017

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company.  The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 -  INVENTORIES

Inventories are valued at cost, not in excess of market.  Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost.  Inventories, at December 31, 2015 and June 30, 2015 are summarized as follows:

	December 31, 2015	June 30, 2015
Inventories	$40,221	$11,865

The inventories represent the gold minerals as at December 31, 2015 and June 30, 2015, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at December 31, 2015 and June 30, 2015 consist of the following items:

	December 31, 2015	June 30, 2015
Due to Changxin Wanlin Technology Co Ltd(*)	$1,497,539	$1,704,474
Other accounts payable	46,114	24,830
	$1,543,653	$1,729,304

(*) Due to Changxin Wanlin Technology Co Ltd are accounts payable derived from ordinary business transactions.  One of the directors of Changxin Wanlin Technology Co. Ltd., Mr. Wu Ming Ding, is also the director of VRDR, GBL and CSB. This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms.

Advanced from related parties

 Advanced from related parties at December 31, 2015 and June 30, 2015 consist of the following items:

	December 31, 2015	June 30, 2015
Advanced from BOG (#1)	$268,212	$186,057
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$168,000	$120,000
Advanced from Yorkshire Capital Limited (#4)	$63,000	$45,000
	$672,677	$524,522

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2015 and June 30, 2015 are summarized as follows:

	December 31, 2015	June 30, 2015
Land and Building	$913,603	$1,039,848
Plant and Machinery	143,896	163,780
Office equipment	18,293	20,821
Project equipment	1,036,031	1,179,193
Computer	9,950	11,325
Motor Vehicle	107,104	121,904
Accumulated depreciation	(1,970,531)	(2,058,646)
	$258,346	$478,225

The depreciation expenses charged for the period ended December 31, 2015 and 2014 was $165,441 and $331,266.

NOTE 8 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	December 31, 2015	June 30, 2015
Loans from banks	$28,918	$39,585
Loans from banks(non-current)	18,799	37,207
Total	$47,717	$76,792

Hire purchase installment loans with total amount $49,843 and $80,828 as at December 31, 2015 and June 30, 2015 are $47,717 and $76,792 net of imprest charges equivalent to interest $2,126 and $4,036 are summarized as follows:

				December 31,	June 30,
	Interest Rate		Monthly Due	2015	2015
Financial institution in Malaysia	N/A	*	$262	$-	$-
Financial institution in Malaysia	N/A	*	564	-	655
Financial institution in Malaysia	N/A	*	257	2,888	5,085
Financial institution in Malaysia	N/A	*	257	2,888	5,085
Financial institution in Malaysia	N/A	*	921	927	7,387
Financial institution in Malaysia	N/A	*	1,462	28,782	43,105
Financial institution in Malaysia	N/A	*	254	5,840	8,461
Financial institution in Malaysia	N/A	*	181	8,518	11,050
Hire purchase loans payable to banks				$49,843	$80,828

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 6.11% for the entire loans life and periods.

The scheduled maturities of the CSL's hire purchase installment loans are as follows:

December 31,
2015	30,454
2016	15,632
2017	2,381
2018	1,376
Later years	-
Total minimum hire purchase installment payment	$49,843
Less: Amount representing imprest charges equivalent to interest (current portion: $1,536 and non-current portion: $590)	2,126
Present value of net minimum lease payments (#)	$47,717

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at December 31, 2015.

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	Period ended
	December 31, 2015	June 30, 2015
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-
Summary of the Company's net deferred tax liabilities and assets are as follows:

	December 31, 2015	June 30, 2015
Deferred tax assets:
Tax attribute carryforwards	$202,602	$509,223
Valuation allowances	(202,602)	(509,223)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period December 31, 2015 and June 30, 2015 or balance sheet as of December 31, 2015 and June 30, 2015. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
The Company is committed under an operating lease for office premises expiring May 2015, with fixed monthly rental.  As at December 31, 2015, the Company has future minimum rental payment of $2,648 due for the year ended June 30, 2016.

As at December 31, 2015, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2015	2014
Net loss applicable to common shares	$(204,553)	$(375,229)

Weighted average common shares
outstanding (Basic)	91,288,909	85,388,909
Options `	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	91,288,909	85,388,909

Net loss per share (Basic and Diluted)	$(0.002)	$(0.004)

	Six Months Ended December 31,
	2015	2014
Net loss applicable to common shares	$(567,310)	$(766,707)

Weighted average common shares
outstanding (Basic)	91,288,909	85,388,909
Options `	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	91,288,909	85,388,909

Net loss per share (Basic and Diluted)	$(0.006)	$(0.009)

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

There were 91,288,909 common shares issued and outstanding at December 31, 2015 and June 30, 2015.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of December 31, 2015, advances were made by five companies of $2,170,216 related to ordinary business transactions.  All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of December 31, 2015, amounts due from one company of $3,311 related to ordinary business transactions.  The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended December 31, 2015, the Company sold $419 worth of gold to BOG.

During the period ended December 31, 2015, the Company incurred cost of revenue worth of $335,695 to BOG.

On January 21, 2015, the Company issued 5,900,000 common shares at US$0.05 per share to BOG, under the terms of the Consultant Agreement dated January 15, 2015.
NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended December 31, 2015, the Company has a loss from operations of $595,890 and working capital deficiency of $2,311,073. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending December 31, 2015 and subsequently.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company's major suppliers for the period ended December 31, 2015 and 2014 are listed as following:

	Subcontractors		Accounts Payable
	Six	Six
	Months	Months
	Ended	Ended
Major Suppliers	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the period ended December 31, 2015 and 2014 are listed as following:

	Sales		Accounts Receivable
	Six	Six
	Months	Months
	Ended	Ended
Major Customers	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Company M	0%	52%	0%	0%
Company N	1%	33%	0%	0%
Company O	99%	15%	0%	0%

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

All references in this Form 10-Q to the "Company," "Verde Resources," "we," "us," or "our" are to Verde Resources, Inc.

Business Overview

The Company is a Nevada corporation that conducts business operations in Pahang Malaysia through Champmark Sdn Bhd ("CSB"), a privately limited liability company incorporated in Malaysia which is a deemed subsidiary under the management control of our 100% subsidiary GBL.

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 25 kilogram gold from January 2015 to December 2015. According to the ASC 930-330-20 Glossary, the production phase is defined as "when saleable minerals are extracted (produced) from an ore body, regardless of the level of production". However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Results of Operations

For the three months ended December 31, 2015 and 2014:

We have generated $201,748 and $26,836 revenues for the three months ended December 31, 2015 and 2014, and have recorded a gross loss of $79,681 and $217,316 for the three months ended December 31, 2015 and 2014. We have incurred $140,306 and $204,257 in operating expenses through December, 2015 and December 31, 2014. We have other (expenses) income $(33) and $8,808 for the three months ended December 31, 2015 and 2014.

The following table provides selected financial data about our company for the three months ended December 31, 2015 and December 31, 2014.

Statement of Operation	12/31/2015	12/31/2014	Change
	Amount	Amount	%
Revenue	$201,748	$26,836	652%
Cost of revenue	$281,429	$244,152	15%
Gross Loss	$79,681	$217,316	(63%)
Operating Expenses	$140,306	$204,257	(31%)
Other Income(Expenses)	$(33)	$8,808	(100%)

For the six months ended December 31, 2015 and 2014:

We have generated $526,197 and $590,611 revenues for the six months ended December 31, 2015 and 2014, and have recorded a gross loss of $144,808 and $492,865 for the six months ended December 31, 2015 and 2014. We have incurred $451,044 and $380,287 in operating expenses through December, 2015 and December 31, 2014. We have other (expenses) income $(38) and $22,148 for the six months ended December 31, 2015 and 2014.

The following table provides selected financial data about our company for the six months ended December 31, 2015 and December 31, 2014.

Statement of Operation	12/31/2015	12/31/2014	Change
	Amount	Amount	%
Revenue	$526,197	$590,611	(11%)
Cost of revenue	$671,005	$1,083,476	(38%)
Gross Loss	$144,808	$492,865	(71%)
Operating Expenses	$451,044	$380,287	19%
Other Income(Expenses)	$(38)	$22,148	(100%)

The revenue derived from the sales of gold mineral to customers in Malaysia.  The decrease of revenue for the period ended 31 December 2015 was mainly due to a decrease in gold production and gold sales during the period.  Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses.  The operating expenses were mainly denominated in MYR and decrease compared with six months ended December 31, 2014 due to decrease of cost of revenue. Moreover, the average rate of MYR : USD for six months December 31, 2015 and December 31, 2014 was 0.2375 and 0.2883 respectively. However, the amount was increased by19% due to the exchange loss arising from the translation at closing balance for inter-company balance.

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

The Company, through its wholly-owned subsidiary company Gold Billion Global Ltd ("GBL") has entered into a letter of intent with Xinjiang Changhe Mining Co., Ltd ("XCM") on September 29, 2014, Under the letter of intent, GBL has offered to acquire ownership in XCM for the Ayigate Gold Project subject to due diligence. The Ayigate gold mine is located within the Tianshan region in Wuqia County, Xinjiang Uygur Autonomous Region of the People's Republic of China. After several discussions, the Company did not intent to proceed with the offer to acquire ownership in XCM.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the six months ended December 31, 2015 and December 31, 2014.

Cash Flow Date	12/31/2015	12/31/2014
Net Loss from operation	$595,890	$851,004
Net Cash Generated/(Used) from operating activities	$(106,234)	$(173,694)
Net Cash Generated/(Used) from investing activities	$-	$(12,629)
Net Cash Generated/(Used) from financing activities	$(21,172)	$15,130

For the six months ended December 31, 2015, the Company had incurred net loss from operation of $595,890 which posted a negative impact to the company's cash flow. The reconciliation on non-cash items such as depreciations provide positive impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $173,694 to $106,234. The $595,890 net loss was partially offset by the noncash expense such as $165,441 in depreciation.  In the operating assets and liabilities, the net decrease in current assets, such as accounts receivable from related parties, deposits and prepayment was $119,049 whereas the net decrease in current liabilities, such as accounts payable, accrued liabilities, advanced from related parties and deposit received from customer was $30,464, which provided positive cash flow effect to offset the $2,005 addition in current assets and $176,007 reduction in current liabilities and $595,890 loss in operation. The final result of the cash flow from operating activities was negative cash flow effect.

In the investing cash flow analysis, there was no change for the six months ended December 31, 2015, while there were proceeds from disposal of plant and equipment offset by additional of motor vehicle which ended up with $12,629 cash used in investing activities for the six months ended December 31, 2014.

In the financing analysis, there was loan principal $21,172 repaid to bank for the six months ended December 31, 2015, compared to $31,324 repayment offset by additional loan of $46,454 borrowed from bank for the six months ended December 31, 2014. The overall cash flow effect was negative.

Besides, the net increase in exchange rate effect of $132,943 provided positive cash flow effect. The cash and cash equivalents at the end of December 31, 2015, was increased by $5,537 with $42,464 as balance.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2015.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (" Dodd-Frank Act "), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the period ended December 31, 2015.

Item 5.  Other Information.

There are anticipated changes in Directors and Executive Officers to be effective on February 20, 2016. For details, please refer to SC 14F1 filed by the registrant to SEC on February 10, 2016, at SEC website: www.sec.gov.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.                                              Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*

*  The following financial information from Verde Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2015, and June 30, 2015, (ii) Condensed Statements of Operations for the three and six months ended December 31, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the six months ended December 31, 2015 and 2014, and (iv) Notes to Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: February 16, 2016	/s/ Wu Ming Ding
Wu Ming Ding
President
(Principal Executive Officer)