Form 10-Q
period 2016-03-31
VERDE RESOURCES, INC.
filed 2016-05-16
CIK 1506929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

As of May 16, 2016 there were 91,288,909 shares of the issuer's common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION
 Item 1.       Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED MARCH 31, 2016

Verde Resources, Inc.
 Condensed Consolidated Balance Sheets

	As at March 31,	As at June 30,
	2016	2015
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$16,772	$36,927
Amount due from related parties	3,640	3,017
Inventories	92,582	11,865
Deposit & prepayment	13,875	161,431
Total Current Assets	$126,869	$213,240
Long Term Assets
Property, plant and equipment	$207,834	$478,225
Total Long Term Assets	$207,834	$478,225

TOTAL ASSETS	$334,703	$691,465

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,663,293	$1,729,304
Advanced from related parties	888,747	524,522
Accrual	153,281	157,026
Taxation payable	1,518	1,495
Loans from banks	29,388	39,585
Total Current Liabilities	$2,736,227	$2,451,932
Long term Liabilities
Loans from banks (non-current)	$14,351	$37,207
Total Long Term Liabilities	$14,351	$37,207

TOTAL LIABILITIES	$2,750,578	$2,489,139

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 91,288,909 shares issued and outstanding as of March 31, 2016 & June 30, 2015	$91,289	$91,289
Additional paid-in capital	1,869,993	1,869,993
Accumulated deficit	(4,293,551)	(3,653,699)
Accumulated other comprehensive income (loss)	462,482	404,021
Non-controlled interest	(546,088)	(509,278)
Total Stockholders' Deficit	$(2,415,875)	$(1,797,674)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$334,703	$691,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
 Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

REVENUES
Revenue	184,264	74,715	$710,461		$665,326
Cost of revenue	(219,660)	(201,852)	(890,665)		(1,285,328)
Gross loss	(35,396)	(127,137)	(180,204)		(620,002)
OPERATING EXPENSES:
Selling, general & administrative expenses	(56,419)	(193,338)	(507,463)		(573,625)
LOSS FROM OPERATIONS	(91,815)	(320,475)	$(687,667)		$(1,193,627)

OTHER INCOME(EXPENSES)	11,043	7,045	11,005		29,193

NET LOSS BEFORE INCOME TAX	(80,772)	(313,430)	$(676,662)		$(1,164,434)

Provision of Income Tax	-	-	-		-
NET LOSS	(80,772)	(313,430)	$(676,662)		$(1,164,434)

Non-controlled interest	8,230	19,628	36,810		103,925
Net loss contributed to the group	(72,542)	(293,802)	(639,852)		(1,060,509)

Other comprehensive income(loss)
Foreign currency translation income(loss)	(263,577)	137,182	$58,461		$357,437

Comprehensive income(loss)	$(336,119)	$(156,620)	$(581,391)		$(703,072)

Basic and Diluted Loss per Common Share	$(0.001)	$(0.003)	$(0.007)	$	$(0.012)

Weighted Average Number of Common Shares Outstanding	91,288,909	89,977,798	91,288,909		86,896,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
 Condensed Consolidated Statements of Cash Flows
(Unaudited)

	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(676,662)	$(1,164,434)
Adjustments to reconcile loss to net cash used in operations
Depreciation	238,669	449,937
Disposal of fixed assets	-	(17,296)
Issuance of common stock (non cash)	-	295,000
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	(726)	10,125
Deposits and prepayment	147,500	(177,029)
Inventory	(81,120)	52,853
Other receivable	-	(1,077)
Increase (decrease) in:
Accounts payable	(7,147)	125,729
Accrued liabilities	(2,367)	(54,681)
GST payable	74	-
Advanced from sub-contractor & related parties	370,558	143,656
Deposit received from customer	-	-
Net cash (used in) operating activities	(11,221)	(337,217)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	-	94,363
Addition of motor vehicle	-	(16,490)
Net cash provided by investing activities	-	77,873

Cash flows from financing activities:
Proceeds from bank loans	-	72,304
Repayments of bank loans	(32,561)	(44,436)
Shareholders' loans waived	-	-
Proceeds from issuance of common stock	-	-
Net cash (used in) provided by financing activities	(32,561)	27,868

Net (decrease) in cash and cash equivalent	(43,782)	(231,476)

Effect of exchange rate changes on cash	23,627	122,959

Net increase (decrease) in cash and cash equivalents	(20,155)	(108,517)
Cash and cash equivalents at beginning of year	36,927	121,781
Cash and cash equivalents at end of year	$16,772	$13,264

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$1,993	$4,656
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.
  Notes to Condensed Consolidated Financial Statements
March 31, 2016
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

On July 1, 2013, FMR assigned its rights and obligation on Champmark Sdn Bhd ("CSB") to GBL. Four of the five members of CSB Board of Directors were appointed by FMR, with two of the GBL Board of Directors currently sitting on the CSB Board. According to ASC 810-05-08 A, CSB is a deemed subsidiary of GBL, where it has controlled the CSB Board of Directors, has assigned rights to receive future benefits and residual value and obligations to absorb loss and finance for CSB by GBL. GBL has the power to direct the activities of CSB that most significantly impact CSB's economic performance and the obligation to absorb losses of CSB that could potentially be significant to the CSB or the right to receive benefits from CSB that could potentially be significant to CSB. GBL is the primary beneficiary of CSB because it has been assigned with all relevant rights and obligation and can direct the activities of CSB through the common directors and the 85% shareholder, FMR. Under 810-23-42, 43, it is determined that CSB is de-facto agent of GBL and GBL is the de-facto principal of CSB. GBL started to consolidate CSB from July 1, 2013, and the Company consolidated GBL and CSB from October 25, 2013, onwards.

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

Effective February 20, 2016, Mr. Wu Ming Ding resigned all of his positions as President and Director of the Company with Mr. Balakrishnan B S Muthu being appointed President to fill the vacancy created. Effective February 20, 2016, Mr. Chen Ching was appointed Director of the Company and the entire Board of Directors now consists of Mr. Balakrishnan B S Muthu and Mr. Chen Ching. The SC 14F1 and Form 8-K announcing the change in officers and directors were filed with SEC on February 10, 2016 and February 22, 2016 respectively.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended March 31, 2016 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $16,772 and $36,927 in cash and cash equivalents at March 31, 2016 and June 30, 2015, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At and, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge.  As of March 31, 2016 and June 30, 2015, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.  At March 31, 2016 and June 30, 2015 there was no allowance for doubtful accounts.
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

The Company did not have any convertible bonds as of March 31, 2016 and June 30, 2015.

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

	March 31, 2016	June 30, 2015
Period-end MYR : $1 exchange rate	0.2554	0.2644
Average MYR : $1 exchange rate	0.2399	0.2883

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs" . Advertising expenses incurred for the periods ended March 31, 2016 and June 30, 2015 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of March 31, 2016 and June 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At March 31, 2016 and June 30, 2015 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

    NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at March 31, 2016 and June 30, 2015 consist of the following items:

	March 31, 2016	June 30, 2015
Amount due from Stable Treasure Sdn. Bhd. (*)	$3,640	$3,017

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company.  The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 -  INVENTORIES

Inventories are valued at cost, not in excess of market.  Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost.  Inventories, at March 31, 2016 and June 30, 2015 are summarized as follows:

	March 31, 2016	June 30, 2015
Inventories	$92,582	$11,865

The inventories represent the gold minerals as at March 31, 2016 and June 30, 2015, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at March 31, 2016 and June 30, 2015 consist of the following items:

	March 31, 2016	June 30, 2015
Due to Changxin Wanlin Technology Co Ltd(*)	$1,646,455	$1,704,474
Other accounts payable	16,838	24,830
	$1,663,293	$1,729,304

(*) Due to Changxin Wanlin Technology Co Ltd are accounts payable derived from ordinary business transactions.  One of the directors of Changxin Wanlin Technology Co. Ltd., Mr. Wu Ming Ding, has resigned as director of VRDR (as of February 20, 2016), GBL (as of February 11, 2016) and CSB (as of February 17, 2016). This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms.

Advanced from related parties

 Advanced from related parties at March 31, 2016 and June 30, 2015, consist of the following items:

	March 31, 2016	June 30, 2015
Advanced from BOG (#1)	$451,282	$186,057
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$192,000	$120,000
Advanced from Yorkshire Capital Limited (#4)	$72,000	$45,000
	$888,747	$524,522

(#1) BOG is one of the shareholders of the Company. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#2) One of the directors of Federal Mining Resources Limited, Mr. Chen Ching, has been appointed as director of the Company effective February 20, 2016. Another director of Federal Mining Resources Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective February 20, 2016. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#3) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective February 20, 2016. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.
(#4) One of the directors of Yorkshire Capital Limited, Mr. Lai Kui Shing, Andy, has resigned as director of CSB effective February 17, 2016. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at March 31, 2016 and June 30, 2015 are summarized as follows:

	March 31, 2016	June 30, 2015
Land and Building	$1,004,453	$1,039,848
Plant and Machinery	158,205	163,780
Office equipment	20,112	20,821
Project equipment	1,139,054	1,179,193
Computer	10,940	11,325
Motor Vehicle	117,754	121,904
Accumulated depreciation	(2,242,684)	(2,058,646)
	$207,834	$478,225

The depreciation expenses charged for the period ended March 31, 2016 and 2015 was $238,669 and $449,937.

NOTE 8 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	March 31, 2016	June 30, 2015
Loans from banks	$29,388	$39,585
Loans from banks(non-current)	14,351	37,207
Total	$43,739	$76,792

Hire purchase installment loans with total amount $45,516 and $80,828 as at March 31, 2016 and June 30, 2015 are $43,739 and $76,792 net of imprest charges equivalent to interest $1,777 and $4,036 are summarized as follows:

	Interest Rate		Monthly Due	March 31, 2016	June 30, 2015
Financial institution in Malaysia	N/A	*	$262	$-	$-
Financial institution in Malaysia	N/A	*	564	-	655
Financial institution in Malaysia	N/A	*	289	2,307	5,085
Financial institution in Malaysia	N/A	*	289	2,307	5,085
Financial institution in Malaysia	N/A	*	921	-	7,387
Financial institution in Malaysia	N/A	*	1,666	26,647	43,105
Financial institution in Malaysia	N/A	*	292	5,544	8,461
Financial institution in Malaysia	N/A	*	218	8,711	11,050
Hire purchase loans payable to banks				$45,516	$80,828

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 6.11% for the entire loans life and periods.

The scheduled maturities of the CSL's hire purchase installment loans are as follows:

March 31,
2015	30,727
2016	11,313
2017	2,617
2018	859
Later years	-
Total minimum hire purchase installment payment	$45,516
Less: Amount representing imprest charges equivalent to interest (current portion: $1,339 and non-current portion: $438)	1,777
Present value of net minimum lease payments (#)	$43,739

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at March 31, 2016.

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	Period ended
	March 31, 2016	June 30, 2015
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-
Summary of the Company's net deferred tax liabilities and assets are as follows:

	March 31, 2016	June 30, 2015
Deferred tax assets:
Tax attribute carryforwards	$230,065	$509,223
Valuation allowances	(230,065)	(509,223)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period March 31, 2016 and June 30, 2015 or balance sheet as of March 31, 2016 and June 30, 2015. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
The Company is committed under an operating lease for office premises expiring Jun 2016, with fixed monthly rental.  As at March 31, 2016, the Company has future minimum rental payment of $1,456 due for the year ended June 30, 2016.

As at March 31, 2016, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
Net loss applicable to common shares	$(72,542)	$(293,802)

Weighted average common shares
outstanding (Basic)	91,288,909	89,977,798
Options `	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	91,288,909	89,977,798

Net loss per share (Basic and Diluted)	$(0.001)	$(0.003)

	Nine Months Ended March 31,
	2016	2015
Net loss applicable to common shares	$(639,852)	$(1,060,509)

Weighted average common shares
outstanding (Basic)	91,288,909	86,896,208
Options `	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	91,288,909	86,896,208

Net loss per share (Basic and Diluted)	$(0.007)	$(0.012)

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

There were 91,288,909 common shares issued and outstanding at March 31, 2016 and June 30, 2015.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of March 31, 2016, advances were made by five companies of $2,535,202 related to ordinary business transactions.  All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of March 31, 2016, amounts due from one company of $3,640 related to ordinary business transactions.  The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended March 31, 2016, the Company sold $425 worth of gold to BOG.

During the period ended March 31, 2016, the Company incurred cost of revenue worth of $525,428 to BOG.

On January 21, 2015, the Company issued 5,900,000 common shares at US$0.05 per share to BOG, under the terms of the Consultant Agreement dated January 15, 2015.
NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended March 31, 2016, the Company has a loss from operations of $676,662 and working capital deficiency of $2,609,358. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending March 31, 2016 and subsequently.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company's major suppliers for the period ended March 31, 2016 and 2015 are listed as following:

	Subcontractors		Accounts Payable
	Six	Six
	Months	Months
	Ended	Ended
Major Suppliers	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the period ended March 31, 2016 and 2015 are listed as following:

	Sales		Accounts Receivable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Customers	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Company M	0%	45%	0%	0%
Company N	1%	28%	0%	0%
Company O	99%	27%	0%	0%

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

Effective February 20, 2016, Mr. Wu Ming Ding resigned all of his positions as President and Director of the Company with Mr. Balakrishnan B S Muthu being appointed President to fill the vacancy created. Effective February 20, 2016, Mr. Chen Ching was appointed Director of the Company and the entire Board of Directors now consists of Mr. Balakrishnan B S Muthu and Mr. Chen Ching.

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

Results of Operations

For the three months ended March 31, 2016 and 2015:

We have generated $184,264 and $74,715 revenues for the three months ended March 31, 2016 and 2015, and have recorded a gross loss of $35,396 and $127,137 for the three months ended March 31, 2016 and 2015. We have incurred $56,419 and $193,338 in operating expenses through March 31, 2016 and March 31, 2015. We have other income $11,043 and $7,045 for the three months ended March 31, 2016 and 2015.

The following table provides selected financial data about our company for the three months ended March 31, 2016 and March 31, 2015.
Statement of Operation	3/31/2016	3/31/2015	Change
	Amount	Amount	%
Revenue	$184,264	$74,715	147%
Cost of revenue	$219,660	$201,852	9%
Gross Loss	$35,396	$127,137	(72%)
Operating Expenses	$56,419	$193,338	(71%)
Other Income	$11,043	$7,045	57%

For the nine months ended March 31, 2016 and 2015:

We have generated $710,461 and $665,326 revenues for the nine months ended March 31, 2016 and 2015, and have recorded a gross loss of $180,204 and $620,002 for the nine months ended March 31, 2016 and 2015. We have incurred $507,463 and $573,625 in operating expenses through March 31, 2016 and March 31, 2015. We have other income $11,005 and $29,193 for the nine months ended March 31, 2016 and 2015.
The following table provides selected financial data about our company for the nine months ended march 31, 2016 and March 31, 2015.

Statement of Operation	3/31/2016	3/31/2015	Change
	Amount	Amount	%
Revenue	$710,461	$665,326	7%
Cost of revenue	$890,665	$1,285,328	(31%)
Gross Loss	$180,204	$620,002	(71%)
Operating Expenses	$507,463	$573,625	(12%)
Other Income	$11,005	$29,193	(62%)

The revenue derived from the sales of gold mineral to customers in Malaysia.  The increase of revenue for the period ended 31 March 2016 was mainly due to an increase in gold production and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of salaries and depreciation and increased of closing stock as at period ended. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the period was to the exchange loss arising from the translation at closing balance for inter-company balance.

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

The Company, through its wholly-owned subsidiary company Gold Billion Global Ltd ("GBL") has entered into a letter of intent with Xinjiang Changhe Mining Co., Ltd ("XCM") on September 29, 2014, Under the letter of intent, GBL has offered to acquire ownership in XCM for the Ayigate Gold Project subject to due diligence. The Ayigate gold mine is located within the Tianshan region in Wuqia County, Xinjiang Uygur Autonomous Region of the People's Republic of China. After several discussions, the Company does not intend to proceed with the offer to acquire ownership in XCM.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended March 31, 2016 and March 31, 2015.

Cash Flow Date	3/31/2016	3/31/2015
Net Loss from operation	$676,662	$1,164,434
Net Cash Generated/(Used) from operating activities	$(11,221)	$(337,217)
Net Cash Generated/(Used) from investing activities	$-	$77,873
Net Cash Generated/(Used) from financing activities	$(32,561)	$27,868

For the nine months ended March 31, 2016, the Company had incurred net loss from operation of $676,662 which posted a negative impact to the company's cash flow. The reconciliation on non-cash items such as depreciations provide positive impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $337,217 to $11,221. The $676,662 net loss was partially offset by the noncash expense such as $238,669 in depreciation.  In the operating assets and liabilities, the net decrease in current assets, such as accounts receivable from related parties, deposits and prepayment was $66,216 whereas the net increase in current liabilities, such as accounts payable, accrued liabilities, advanced from related parties and deposit received from customer was $294,492, which provided positive cash flow effect to offset the $562 addition in current assets and $66,626 reduction in current liabilities and $676,662 loss in operation. The final result of the cash flow from operating activities was negative cash flow effect.

In the investing cash flow analysis, there was no change for the nine months ended March 31, 2016, while there were proceeds from disposal of plant and equipment offset by the addition of a motor vehicle, which ended up with $77,873 cash used in investing activities for the nine months ended March 31, 2015.

In the financing analysis, there was loan principal $32,561 repaid to a bank for the nine months ended March 31, 2016, compared to $44,436 repayment offset by additional loan of $72,304 borrowed from a bank for the nine months ended March 31, 2015. The overall cash flow effect was negative.

The net decrease in exchange rate effect of $23,627 provided a negative cash flow effect. The cash and cash equivalents at the end of March 31, 2016, was decreased by $20,155 with $16,772 as a balance.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of March 31, 2016.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (" Dodd-Frank Act "), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the period ended March 31, 2016.

Item 5.  Other Information.

There are changes in Directors and Executive Officers effective on February 20, 2016. For details, please refer to SC 14F1 and Form 8-K filed by the registrant to SEC on February 10, 2016 and February 22, 2016 respectively, at SEC website: www.sec.gov.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*

*  The following financial information from Verde Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2016, and June 30, 2015, (ii) Condensed Statements of Operations for the three and nine months ended March 31, 2016 and 2015, (iii) Condensed Statements of Cash Flows for the nine months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: May 16, 2016	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)