Form 10-K
period 2016-06-30
VERDE RESOURCES, INC.
filed 2016-09-26
CIK 1506929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [______] to [______]

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $0.05 (or the average bid and asked price of such common equity) as of the last business day of the registrant’s most recently completed second fiscal quarter, being December 31, 2015, was $3,740,308.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

91,288,909 as of September 26, 2016

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

All references in this Form 10-K to the "Company," "Verde," "we," "us" or "our" are to Verde Resources, Inc.

Item 1. Business.

Overview

Verde Resources, Inc. (the "Company" or "VRDR") was incorporated in the State of Nevada on April 22, 2010. The Company conducts business operations in Pahang Malaysia through Champmark Sdn Bhd ("CSB"), a privately limited liability company incorporated in Malaysia, which is a deemed subsidiary under the management control of our 100% subsidiary Gold Billion Global Limited ("GBL"), a company incorporated under the laws of the British Virgin Islands.

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 30 kilograms of gold from July 2015 to June 2016. According to the ASC 930-330-20 Glossary, the production phase is defined as "when saleable minerals are extracted (produced) from an ore body, regardless of the level of production". However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Equipment, Infrastructure and Other Facilities of the Merapoh Gold Mine:

Parlongs

These are basic production plants and the processing method employed five high powered manual water guns, angled water buffering control and 5-lane carpeted sluice with lateral barriers. The processing capacity is between 40 - 45 tons per hour.

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

Gold ore extraction of the Merapoh Gold Mine for the twelve months ended June 30, 2016, was approximately 285,745 tons of gold ore or a monthly average of 23,812 tons (using a 12-month average), with an average gold grade of 0.106 g/t. Gold concentrate sold for the twelve months ended June 30, 2016, was approximately 27.47 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 783 tons/day (12-month average) during the fiscal year 2016.

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

Number of Employees

The Company had 3 employees during the year from July 1, 2015 to June 30, 2016.

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

Messrs. Balakrishnan Muthu, our current principal executive officer and financial officer, has extensive contacts and experience in the gold exploration and natural resource industry in Malaysia, and we are dependent upon his abilities and services to develop and market our business. He is responsible for overseeing all of our day-to-day business operations of our operating company, CSB, and its subsidiaries and VIEs, including the mining operations and negotiations for the sales of any gold concentrates extracted. We may not be able to retain the executive officers/managers for any given period of time. The loss of their services could have a material adverse effect upon our business operations, financial condition and results of operations. In addition, we must attract, recruit and retain a sizeable workforce of technically competent employees in Malaysia to run our mining operations. Our ability to effectively implement our proposed business strategies and expand our operations will depend upon the successful recruitment and retention of additional highly skilled and experienced management and other key personnel in Malaysia. If we cannot maintain highly experienced and skilled management teams, our business could fail and you could lose any investment you make in our shares.

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

As at June 30, 2016, the property and equipment owned by CSB are summarized, at net book values as follows:

Land and Building	$33,120
Plant and Machinery	$15,760
Office equipment	$921
Project equipment	$76,347
Computer	$403
Motor Vehicle	$25,074
$151,625

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (" Dodd-Frank Act "), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the year ended June 30, 2016.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is now quoted on the OTCQB, under the symbol "VRDR". Our stock was approved for quotation on the OTCBB on September 26, 2012. However, the Company's common stock did not begin active trading until October, 2013.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB since trading began October 7, 2013, based on our fiscal year end June 30, 2016. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low

December 31, 2015	$0.068	$0.05
March 31, 2016	$0.075	$0.05
June 30, 2016	$0.05	$0.041

As of September 26, 2016, we had 26 shareholders of record of our common stock and 91,288,909 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2016, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2016.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2016.

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

Results of Operations

We have generated $929,655 and $831,339 revenues for the year ended June 30, 2016 and 2015, respectively, and have recorded a gross loss of $205,153 and $731,989 for the year ended June 30, 2016 and 2015. We have incurred $498,411 and $803,741in operating expenses through June 30, 2016 and June 30, 2015. We have other income $77,093 and $38,014 for the year ended June 30, 2016 and 2015.

The following table provides selected financial data about our company for the year ended June 30, 2016 and June 30, 2015.

Statement of Operation	June 30, 2016	June 30, 2015	Change
	Amount	Amount	%

Revenue	$929,655	$831,339	12
Cost of revenue	$1,134,808	$1,563,328	(27)
Gross Loss	$205,153	$731,989	(72)
Operating Expenses	$498,411	$803,741	(38)
Other Income	$77,093	$38,014	103

The revenue derived from the sales of gold mineral to customers in Malaysia. The increase of revenue for the period ended June 30, 2016 was mainly due to an increase in gold production and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of salaries and depreciation and increased of closing stock as at period ended and weakness of average rate for MYR:USD compared with last year. (2016: 0.2422 2015: 0.2883). Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the period was mainly due to the due to the weakness of average rate for MYR:USD as mentioned above, and a reduction in the provision for professional and consultancy fees payable to related companies.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the year ended June 30, 2016 and 2015.

Cash Flow Date	June 30, 2016	June 30, 2015

Net Loss from operation	$626,471	$1,497,716
Net Cash Generated/(Used) from operating activities	$(32,387)	$(322,244)
Net Cash Generated/(Used) from investing activities	$-	$76,456
Net Cash Generated/(Used) from financing activities	$(39,866)	$39,642

For the year ended June 30, 2016, the Company had incurred net loss from operation of $626,471 which posted a negative impact to the company's cash flow. The reconciliation on non-cash items such as depreciation provides negative impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $322,244 to $32,387 for the years ended June 30, 2015 and 2016, respectively. The operation loss of $626,471 was partially offset by the noncash expenses such as $290,774 in depreciation. In the operating assets and liabilities, the net decrease in current assets, such as accounts receivable, inventory and deposits was $46,973 whereas the net increase in current liabilities, such as accounts payable, accrued liabilities, advanced from sub-contractor & related parties and taxation payable was $256,337, which provided $303,310 positive cash flow effect but not enough to offset the $626,471 loss in operation and loss from non-cash loss in the reorganization. The final result of the cash flow from operating activities was $32,387 negative cash flow effect.

In the investing and financing analysis, the repayments of bank loans end up with a negative cash flow of $39,866. The negative factors contribute to increase the negative operating cash flow. In addition, the net decrease in exchange rate effect of $51,439 also provided positive cash flow effect. The cash and cash equivalents at the end of June 30, 2016, was decreased by $20,814 with $16,113 as balance.

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

FOR THE YEAR ENDED JUNE 30, 2016

DCAW (CPA) LIMITED

CERTIFIED PUBLIC ACCOUNTANTS

7th Floor, Nan Dao Commercial Building

359-361 Queen's Road Central

Hong Kong

Tel : 2851 7954

Fax: 2545 4086

To:	The board of directors and stockholders of
Verde Resources, Inc. ("the Company")

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Verde Resources, Inc. and its subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of loss, stockholders' equity and cash flows for the year ended June 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of June 30, 2016 included in the Company's Item 9A "Controls and Procedures" in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verde Resources, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for the year ended June 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong, China	DCAW (CPA) Limited
September 26, 2016	Certified Public Accountants

Verde Resources, Inc

Consolidated Balance Sheets

	As at June 30,	As at June 30,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$16,113	$36,927
Amount due from related parties	3,619	3,017
Inventories	123,238	11,865
Other deposit & prepayment	1,546	161,431
Total Current Assets	$144,516	$213,240
Long Term Assets
Property, plant and equipment	$151,625	$478,225
Total Long Term Assets	$151,625	$478,225

TOTAL ASSETS	$296,141	$691,465

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,626,524	$1,729,304
Advanced from related parties	781,333	524,522
Accrual	147,310	157,026
Taxation payable	2,473	1,495
Loans from banks	27,319	39,585
Total Current Liabilities	$2,584,959	$2,451,932
Long term Liabilities
Loans from banks (non-current)	$7,777	$37,207
Total Long Term Liabilities	$7,777	$37,207

TOTAL LIABILITIES	$2,592,736	$2,489,139

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 91,288,909 shares issued and outstanding as of June 30, 2016 & June 30, 2015	$91,289	$91,289
Additional paid-in capital	1,869,993	1,869,993
Accumulated deficit	(4,235,777)	(3,653,699)
Accumulated other comprehensive income(loss)	531,571	404,021
Non-controlled interest	(553,671)	(509,278)
Total Stockholders' Deficit	$(2,296,595)	$(1,797,674)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$296,141	$691,465

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Consolidated Statements of Operations

	For the year	For the year
	ended	Ended
	June 30, 2016	June 30, 2015

REVENUES
Revenue	$929,655	$831,339
Cost of revenue	(1,134,808)	(1,563,328)
Gross loss	(205,153)	(731,989)

OPERATING EXPENSES:
Selling, general & administrative expenses	(498,411)	(803,741)
LOSS FROM OPERATIONS	$(703,564)	$(1,535,730)

OTHER INCOME (EXPENSE)	77,093	38,014

NET LOSS BEFORE INCOME TAX	$(626,471)	$(1,497,716)

Provision of Income Tax	-	-
NET LOSS	$(626,471)	$(1,497,716)

Non-controlled interest	44,393	125,928
Net loss contributed to the group	(582,078)	(1,371,788)

Other comprehensive income(loss)

Foreign currency translation gain(loss)	$127,550	$404,432

Comprehensive loss	$(454,528)	$(967,356)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding	91,288,909	87,991,375

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Statement of Changes in Stockholders' Equity (Deficit)

	Common Shares		Additional Paid-In	Accumulated	Non-Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	Total

Balance - June 30, 2014	85,388,909	$85,389	$1,580,893	$(2,281,911)	$(383,350)	$(411)	$(999,390)

Shares issued	5,900,000	5,900	289,100	-	-	-	295,000

Net loss for the period	-	-	-	(1,371,788)	(125,928)	-	(1,497,716)

Foreign currency translation gain	-	-	-	-	-	404,432	404,432

Balance - June 30, 2015	91,288,909	$91,289	$1,869,993	$(3,653,699)	$(509,278)	$404,021	$(1,797,674)

Net loss for the period	-	-	-	(582,078)	(44,393)	-	(626,471)

Foreign currency translation gain	-	-	-	-	-	127,550	127,550

Balance - June 30, 2016	91,288,909	$91,289	$1,869,993	$(4,235,777)	$(553,671)	$531,571	$(2,296,595)

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Consolidated Statements of Cash Flows

	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(626,471)	$(1,497,716)
Adjustments to reconcile loss to net cash used in operations
Depreciation	290,774	564,117
Gain on disposal of fixed assets	-	(16,996)
Issuance of common stock (non-cash)	-	295,000
Changes in operating assets and liabilities
(Increase) decrease in:
Amount due from related party	(773)	9,874
Deposits and prepayment	159,792	(103,309)
Inventory	(112,046)	42,701
Increase (decrease) in:
Accounts payable	(4,673)	199,373
Accrued liabilities	(7,419)	3,223
Advanced from sub-contractor & related parties	267,366	179,994
GST Tax payable	1,063	1,495
Net cash (used in) operating activities	(32,387)	(322,244)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	-	92,646
Addition of motor vehicle	-	(16,190)
Net cash provided by investing activities	-	76,456

Cash flows from financing activities:
Proceeds from bank loans	-	137,774
Repayments of bank loans	(39,866)	(98,132)
Net cash (used in) provided by financing activities	(39,866)	39,642

Net (decrease) in cash and cash equivalents	(72,253)	(206,146)

Effect of exchange rate changes on cash	51,439	121,292

Net (decrease) in cash and cash equivalents	(20,814)	(84,854)
Cash and cash equivalents at beginning of year	36,927	121,781
Cash and cash equivalents at end of year	$16,113	$36,927

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$2,453	$5,242
Supplementary non-cash information
Reorganization	$-	$-
Issuance of common stock (non-cash)	$-	$295,000

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

2.

Debt Assignment, FMR assigned to GBL the sum of money in the amount of US Dollars One Hundred Nine Thousand Eight Hundred One And Cents Seventy-Two Only (US$ 109,801.72), now due to GBL from CSB under the financing obligation from the FMR to CSB.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $16,113 and $36,927 in cash and cash equivalents at June 30, 2016 and June 30, 2015, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2016 and June 30, 2015, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge. As of June 30, 2016 and June 30, 2015, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At June 30, 2016 and June 30, 2015 there was no allowance for doubtful accounts.

Fair Value

ASC Topic 820 "Fair Value Measurement and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1 - defined as observable inputs such as quoted prices in active markets;
•	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The Company did not have any convertible bonds as of June 30, 2016 and June 30, 2015.

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

	June 30, 2016	June 30, 2015
Year-end MYR : $1 exchange rate	0.2494	0.2644
Average MYR : $1 exchange rate	0.2442	0.2883

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs" . Advertising expenses incurred for the years ended June 30, 2016 and year ended June 30, 2015 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of June 30, 2016 and June 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

-

Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

-	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).
-	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

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

If an entity applies the practical expedient and a contribution is made between the month-end date used to measure defined benefit plan assets and obligations and the entity’s fiscal year-end, the entity should not adjust the fair value of each class of plan assets for the effects of the contribution. Instead, the entity should disclose the amount of the contribution to permit reconciliation of the total fair value of all the classes of plan assets in the fair value hierarchy to the ending balance of the fair value of plan assets

An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this ASU.

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

The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

The new guidance makes targeted improvements to existing U.S. GAAP by:

-Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

-Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; -Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

-Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

-Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

-Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies, not-for-profit organizations, and employee benefit plans, the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019.

The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost.

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date:

-A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and-A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities and all nonpublic business entities upon issuance.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

The FASB has issued Accounting Standards Update (ASU) No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent).

The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the following:

-An entity determines whether it is a principal or an agent for each specified good or service promised to a customer.

-An entity determines the nature of each specified or service (e.g., whether it is a good, service, or a right to a good or service).

-When another entity is involved in providing goods or services to a customer, an entity that is a principal obtains control of: (a) a good or another asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity’s behalf; or (c) a good or service from the other party that it combines with other goods or services to provide the specified good or service to the customer.

-The purpose of the indicators in paragraph 606-10-55-39 is to support or assist in the assessment of control. The amendments in paragraph 606-10-55-39A clarify that the indicators may be more or less relevant to the control assessment and that one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances.

The amendments amend certain existing illustrative examples and add additional illustrative examples to assist in the application of the guidance.

The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Private entities must apply the amendments one year later.

The FASB has issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments also simplify two areas specific to private companies:

1. Practical Expedient for Expected Term: In lieu of estimating the period of time that a share-based award will be outstanding, private companies can now apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics.

2. Intrinsic Value: Private companies can now make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. Previously, private companies were provided an option to measure all liability-classified awards at intrinsic value, but some private companies were unaware of that option.

Accounting for employee share-based awards was identified by the Private Company Council (PCC) as an area of concern among private company stakeholders. The PCC worked with the FASB to discuss and analyze the issues that private companies have encountered in this area when applying the standard. The PCC also asked the FASB staff to conduct outreach with users as a part of the FASB’s pre-agenda research on the topic.

The FASB also considered the conclusions in the Financial Accounting Foundation’s Post-Implementation Review Report on Statement 123(R), Share-Based Payment. Though the report concluded that the prior standard achieved its purpose, it noted that certain areas within Statement 123(R) may be costly and difficult to apply.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period.

The FASB has issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year.

Identifying Performance Obligations

Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments add the following guidance:

1. An entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

2. An entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service.

To identify performance obligations in a contract, an entity evaluates whether promised goods and services are distinct. The amendments improve the guidance on assessing the promises are separately identifiable criterion by:

1. Better articulating the principle for determining whether promises to transfer goods or services to a customer are separately identifiable by emphasizing that an entity determines whether the nature of its promise in the contract is to transfer each of the goods or services or whether the promise is to transfer a combined item (or items) to which the promised goods and/or services are inputs.

2. Revising the related factors and examples to align with the improved articulation of the separately identifiable principle.

Licensing Implementation Guidance

Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to improve the operability and understandability of the licensing implementation guidance by clarifying the following:

1. An entity’s promise to grant a customer a license to intellectual property that has significant standalone functionality (e.g., the ability to process a transaction, perform a function or task, or be played or aired) does not include supporting or maintaining that intellectual property during the license period.

2. An entity’s promise to grant a customer a license to symbolic intellectual property (that is, intellectual property that does not have significant standalone functionality) includes supporting or maintaining that intellectual property during the license period.

3. An entity considers the nature of its promise in granting a license, regardless of whether the license is distinct, in order to apply the other guidance in Topic 606 to a single performance obligation that includes a license and other goods or services (in particular, the guidance on determining whether a performance obligation is satisfied over time or at a point in time and the guidance on how best to measure progress toward the complete satisfaction of a performance obligation satisfied over time).

The FASB has issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.

The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.

Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.

The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.

In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). For public companies that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other organizations, the ASU on credit losses will take effect for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021.

Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.[u2]

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At of June 30, 2016 and June 30, 2015 cash and cash equivalents consisted of bank deposits in banks in Malaysia and petty cash on hands.

NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at June 30, 2016 and June 30, 2015 consist of the following items:

	June 30, 2016	June 30, 2015
Amount due from Stable Treasure Sdn. Bhd. (*)	$3,619	$3,017

_______

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at June 30, 2016 and June 30, 2015 are summarized as follows:

	June 30, 2016	June 30, 2015
Inventories	$123,238	$11,865

The inventories represent the gold minerals as at June 30, 2016 and June 30, 2015, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at June 30, 2016 and June 30, 2015 consist of the following items:

	June 30, 2016	June 30, 2015
Due to Changxin Wanlin Technology Co Ltd(*)	$1,607,775	$1,704,474
Other accounts payable	18,749	24,830
	$1,626,524	$1,729,304

_______

(*) Due to Changxin Wanlin Technology Co Ltd are accounts payable derived from ordinary business transactions. One of the directors of Changxin Wanlin Technology Co. Ltd., Mr. Wu Ming Ding, has resigned as director of VRDR (as of February 20, 2016), GBL (as of February 11, 2016) and CSB (as of February 17, 2016). This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms .

Advanced from related parties

Advanced from related parties at June 30, 2016 and June 30, 2015 consist of the following items:

	June 30, 2016	June 30, 2015
Advanced from BOG (#1)	$492,868	$186,057
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$88,000	$120,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$45,000
	$781,333	$524,522

________

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at June 30, 2016, and June 30, 2015, are summarized as follows:

	June 30, 2016	June 30, 2015
Land and Building	$980,855	$1,039,848
Plant and Machinery	154,489	163,780
Office equipment	19,640	20,821
Project equipment	1,112,294	1,179,193
Computer	10,683	11,325
Motor Vehicle	114,988	121,904
Accumulated depreciation	(2,241,324)	(2,058,646)
	$151,625	$478,225

The depreciation expenses charged for the year ended June 30, 2016 and 2015 were $290,774 and $564,117 respectively.

NOTE 8 - LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	June 30, 2016	June 30, 2015
Loans from banks	$27,319	$39,585
Loans from banks(non-current)	7,777	37,207
Total	$35,096	$76,792

Hire purchase installment loans with total amount $36,377 and $80,828 as at June 30, 2016, and June 30, 2015, are $35,096 and $76,792 net of imprest charges equivalent to interest $1,281 and $4,036 respectively are summarized as follows:

	Interest Rate	Monthly Due	June 30, 2016	June 30, 2015
Financial institution in Malaysia	N/A*	655	-	655
Financial institution in Malaysia	N/A*	283	1,405	5,085
Financial institution in Malaysia	N/A*	283	1,405	5,085
Financial institution in Malaysia	N/A*	1,055	-	7,387
Financial institution in Malaysia	N/A*	1,627	21,141	43,105
Financial institution in Malaysia	N/A*	285	4,558	8,461
Financial institution in Malaysia	N/A*	213	7,868	11,050
Hire purchase loans payable to banks			$36,377	$80,828

_____

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 5.26% for the rest of entire loans life and periods.

The scheduled maturities of the CSB's hire purchase installment loans are as follows:

June 30,
2017	$28,310
2018	5,311
2019	2,556
2020	200
Later years
Total minimum hire purchase installment payment	$36,377
Less: Amount representing imprest charges equivalent to interest (current portion: $991 and non-current portion:$290)	1,281
Present value of net minimum lease payments (#)	$35,096

_____

(#) Minimum payment reflected in the balance sheet as current and non-current obligations under hire purchases installment loans as at June 30, 2016.

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	For the year ended	For the period ended
	June 30, 2016	June 30, 2015
US Federal Income Tax Rate.	34%	34%
Valuation allowance - US Rate	(34)%	(34)%
BVI Income Tax Rate	0%	0%
Valuation allowance - BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance - Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company's net deferred tax liabilities and assets are as follows:

	June 30, 2016	June 30, 2015
Deferred tax assets:
Tax attribute carryforwards	$229,475	$509,223
Valuation allowances	(229,475)	(509,223)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for years ended June 30, 2016 and June 30, 2015 or balance sheet as of June 30, 2016 and June 30, 2015. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at June 30, 2016, the Company's office rent has expired and is currently being rent under month to month term. There are no commitments and contracts on such rental expenses as at June 30, 2016.

As at June 30, 2016, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2016	2015

Net loss applicable to common shares	$(582,078)	$(1,371,788)

Weighted average common shares outstanding (Basic)	91,288,909	87,991,375
Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	91,288,909	87,991,375

Net loss per share (Basic and Diluted)	$(0.01)	$(0.02)

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

There were 91,288,909 common shares issued and outstanding at June 30, 2016 and June 30, 2015.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As at June 30, 2016, advances were made by five companies of $2,389,108  related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of June 30, 2016, amounts due from one company of $3,619 related to ordinary business transactions. The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the year ended June 30, 2016, the Company sold $428 worth of gold to BOG.

During the year ended June 30, 2016, the Company incurred cost of revenue worth of $687,628 to BOG.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the year ended June 30, 2016, the Company has a loss from operations of $703,564 and working capital deficiency of $2,288,818. The Company intends to fund operations through debt and equity financing arrangements.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company's major suppliers for the year ended June 30, 2016 and 2015 are listed as following:

	Subcontractors		Accounts Payable
	Year	Year
	Ended	Ended
Major Suppliers	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the year ended June 30, 2016 and 2015 are listed as following:

	Sales		Accounts Receivable
	Year	Year
	Ended	Ended
Major Customers	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Company M	0%	21%	0%	0%
Company N	1%	32%	0%	0%
Company O	0%	35%	0%	0%
Company P	99%	12%	0%	0%

NOTE 16 - SUBSEQUENT EVENTS

The Company's office rent has expired as at June 30, 2016 and the Company intends to renew the rental agreement for one year period pending final execution with the landlord.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose except above mentioned matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Independent Accountants:

On April 30, 2016, our independent public accounting firm, AWC (CPA) Limited (“AWC”) had merged with Dominic K.F. Chan & Co (“DKFC”) and formed DCAW (CPA) Limited, which is registered with the Public Company Accounting Oversight Board (PCAOB). As a result of the Merger, AWC resigned as the Company’s independent registered public accounting firm on April 30, 2016. On May 10 2016, the Company engaged DCAW (CPA) Limited (“DCAW”) as its independent registered public accounting firm. The engagement of DCAW was approved by the Company’s board of directors on May 10, 2016. A current report on Form 8-K under item 4.01 pertaining to this event was filed on May 10, 2016.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of June 30, 2016 based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Balakrishnan B S Muthu	President	54	February 20, 2016
Balakrishnan B S Muthu	Treasurer, Chief Financial Officer, General Manager and Director	54	October 17, 2013
Chen Ching	Director	56	February 20, 2016
Liang Wai Keen	Secretary	45	October 17, 2013

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

Mr. Chen Ching

1979 - 1982:	Graduated with BA in Business Administration, University of Santa Clara

1990 - Present:	Managing Director, C&K Holdings Pte Ltd.

Mr. Chen is an entrepreneur with many successes through his investment holding company C&K Holdings Pte Ltd, with which he currently serves as the Managing Director. C&K Holdings. Pte Ltd was founded in Singapore in 1990 with diverse interests in Singapore, Malaysia, Taiwan, China, UK, Thailand and Vietnam; its portfolio spans property development and management, furniture manufacturing, fuel product technology, public transportation, software development, commodity electronic trading platform, and gold mining. Mr. Chen is also a director of Dynamic Offshore Pte Ltd, Premier International Holdings Pte Ltd and Dynamics Holding (Thailand) Co., Ltd.

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

Board and Committee Meetings

Our board of directors currently consists of two members, Balakrishnan B S Muthu and Chen Ching. The Board held no formal meetings during the year ended June 30, 2016. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer; and

(b)	each of our two executive officers who were serving as executive officers at the end of the year ended June 30, 2016.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Balakrishnan B S Muthu (1)	2016	53,591	0	0	0	0	0	0	53,591

President, Treasurer, Chief Financial Officer, General Manager, and Director	2015	52,424	0	0	0	0	0	0	52,424

Wu Ming Ding (2)	2016	0	0	0	0	0	0	0	0
	2015	4,613	0	0	0	0	0	0	4,613

(1)

Mr. Muthu was appointed Treasurer, Chief Financial Officer, General Manager and a director of the Company on October 17, 2013. He was also appointed President of the Company on February 20, 2016. Mr. Muthu was paid a total salary of $53,591 for the year ended June 30, 2016.

(2)

Mr. Wu was appointed President and a director of the Company on October 17, 2013. He resigned from all of his positions as President and director of the Company on February 20, 2016. Mr. Wu was paid a total salary of $0 for the year ended June 30, 2016.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2016.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended June 30, 2016.

Option Exercises and Stock Vested

During our Fiscal year ended June 30, 2016, there were no options exercised by any officer or director.

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 26, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Balakrishnan B.S. Muthu Unit 701, /F., The Phoenix, 21-25 Luard Road, Wanchai, Hong Kong	500,000 common shares Indirect ownership through Banavees Resources	0.5%

Chen Ching Unit 701, /F., The Phoenix, 21-25 Luard Road, Wanchai, Hong Kong	4,746,341 common shares Indirect ownership through Goldlynn Invest Limited	5.2%

Directors and Executive Officers as a Group (1)	5,246,341 common shares	5.7%

Borneo Oil & Gas Corporation Sdn Bhd	11,236,409 common shares Direct ownership	12.3%

Internet.com Ltd	6,406,910 common shares Direct ownership	7.0%

Dynamic State Investments Ltd.	5,650,407 common shares Direct ownership	6.2%

Goldlynn Invest Limited	4,746,341 common shares Direct ownership	5.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 26, 2016. As of September 26, 2016, there were 91,288,909 shares of our company's common stock issued and outstanding.

(2)

Balakrishnan Muthu, our President, CFO and a director, Chen Ching, our director, and Borneo Oil & Gas Corporation Sdn Bhd have not filed their respective Forms 3. These shareholders expect to file the forms in the near future.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Muthu, one of our two directors, is not an independent director as he also serves as our executive officer. Messrs Chen, one of our two directors, is an independent director as he does not hold any position as our executive officer.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K, and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2016	Year Ended June 30, 2015
Audit Fees (1)	$40,000	$40,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$2,000	$2,000
All Other Fees (4)	$-	$-
Total	$42,000	$42,000

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

28

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

_______

* Filed herewith.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: September 26, 2016	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 26, 2016	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Date: September 26, 2016	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)

