Form 10-Q
period 2016-09-30
VERDE RESOURCES, INC.
filed 2016-11-14
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MarkOne)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2016 there were 96,038,909 shares of the issuer's common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED SEPTEMBER 30, 2016

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at September 30,	As at June 30,
	2016	2016
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$222,013	$16,113
Amount due from related parties	3,751	3,619
Inventories	29,097	123,238
Deposit & prepayment	1,577	1,546
Total Current Assets	$256,438	$144,516
Long Term Assets
Property, plant and equipment	$100,037	$151,625
Total Long Term Assets	$100,037	$151,625

TOTAL ASSETS	$356,475	$296,141

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,609,847	$1,626,524
Advanced from related parties	827,822	781,333
Accrual	124,701	147,310
Taxation payable	3,855	2,473
Loans from banks	22,039	27,319
Total Current Liabilities	$2,588,264	$2,584,959
Long term Liabilities
Loans from banks (non-current)	$4,607	$7,777
Total Long Term Liabilities	$4,607	$7,777

TOTAL LIABILITIES	$2,592,871	$2,592,736

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 96,038,909 and 91,288,909 shares issued and outstanding as of September 30, 2016 and June 30, 2016 respectively	$96,039	$91,289
Additional paid-in capital	2,055,243	1,869,993
Accumulated deficit	(4,430,267)	(4,235,777)
Accumulated other comprehensive income (loss)	617,930	531,571
Non-controlled interest	(575,341)	(553,671)
Total Stockholders' Deficit	$(2,236,396)	$(2,296,595)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$356,475	$296,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2016	2015

REVENUES
Revenue	$370,236	$324,449
Cost of revenue	(505,022)	(389,576)
Gross loss	(134,786)	(65,127)
OPERATING EXPENSES:
Selling, general & administrative expenses	(93,668)	(310,738)
LOSS FROM OPERATIONS	$(228,454)	$(375,865)

OTHER INCOME(EXPENSES), NET	12,294	(5)

NET LOSS BEFORE INCOME TAX	$(216,160)	$(375,870)

Provision of Income Tax	-	-
NET LOSS	$(216,160)	$(375,870)

Non-controlled interest	21,670	13,113
Net loss contributed to the group	(194,490)	(362,757)

Other comprehensive income(loss)
Foreign currency translation income(loss)	$86,359	$382,322

Comprehensive income(loss)	$(108,131)	$19,565

Basic and Diluted Loss per Common Share	$(0.002)	$(0.004)

Weighted Average Number of Common Shares Outstanding	91,392,170	91,288,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(216,160)	$(375,870)
Adjustments to reconcile loss to net cash used in operations
Depreciation	48,125	90,291
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	(231)	160,732
Deposits and prepayment	(73)	73,750
Inventory	90,781	(13,716)
Increase (decrease) in:
Accounts payable	27,671	25,972
Accrued liabilities	(21,177)	(10,899)
GST payable	1,449	1,955
Advanced from sub-contractor & related parties	58,317	96,350
Deposit received from customer	-	-
Net cash (used in) provided by operating activities	(11,298)	48,565

Cash flows from financing activities:
Repayments of bank loans	(7,850)	(10,597)
Proceeds from issuance of common stock	190,000	-
Net cash provided by (used in) provided by financing activities	182,150	(10,597)

Net increased in cash and cash equivalent	170,852	37,968

Effect of exchange rate changes on cash	35,048	(4,679)

Net increase in cash and cash equivalents	205,900	33,289
Cash and cash equivalents at beginning of year	16,113	36,927
Cash and cash equivalents at end of year	$222,013	$70,216

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$362	$812
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended September 30, 2016 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $222,013 and $16,113 in cash and cash equivalents at September 30, 2016 and June 30, 2016, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At and, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge.  As of September 30, 2016 and June 30, 2016, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.  At September 30, 2016 and June 30, 2016 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of September 30, 2016 and June 30, 2016.

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

	September 30, 2016	June 30, 2016
Period-end MYR : $1 exchange rate	0.2426	0.2494
Average MYR : $1 exchange rate	0.2460	0.2442

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs" . Advertising expenses incurred for the periods ended September 30, 2016 and June 30, 2016 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of September 30, 2016 and June 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

The new guidance makes targeted improvements to existing U.S. GAAP by:

-

Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

-	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

-

Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

-	Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;

-

Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

-

Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

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

Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date:

-	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

-	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the following:

-	An entity determines whether it is a principal or an agent for each specified good or service promised to a customer.

-	An entity determines the nature of each specified or service (e.g., whether it is a good, service, or a right to a good or service).

-

When another entity is involved in providing goods or services to a customer, an entity that is a principal obtains control of: (a) a good or another asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity’s behalf; or (c) a good or service from the other party that it combines with other goods or services to provide the specified good or service to the customer.

-

The purpose of the indicators in paragraph 606-10-55-39 is to support or assist in the assessment of control. The amendments in paragraph 606-10-55-39A clarify that the indicators may be more or less relevant to the control assessment and that one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances.

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

Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

The FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.

The amendments provide guidance on the following eight specific cash flow issues:

•	Debt Prepayment or Debt Extinguishment Costs;

•	Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing;

•	Contingent Consideration Payments Made after a Business Combination;

•	Proceeds from the Settlement of Insurance Claims;

•	Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned;

•	Life Insurance Policies;

•	Distributions Received from Equity Method Investees;

•	Beneficial Interests in Securitization Transactions; and

•	Separately Identifiable Cash Flows and Application of the Predominance Principle.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period.

The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.

FASB Amends the Accounting for Intra-Entity Transfers of Assets. The FASB has issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP.

The amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of the amendments are intellectual property and property, plant, and equipment.

The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory.

The amendments align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs.

The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements.

The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.

NOTE 3 – CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At September 30, 2016 and June 30, 2016 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 – AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at September 30, 2016 and June 30, 2016 consist of the following items:

	September 30, 2016	June 30, 2016
Amount due from Stable Treasure Sdn. Bhd. (*)	$3,751	$3,619

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company.  The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 – INVENTORIES

Inventories are valued at cost, not in excess of market.  Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost.  Inventories, at September 30, 2016 and June 30, 2016 are summarized as follows:

	September 30, 2016	June 30, 2016
Inventories	$29,097	$123,238

The inventories represent the gold minerals as at September 30, 2016 and June 30, 2016, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 – ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at September 30, 2016 and June 30, 2016 consist of the following items:

	September 30, 2016	June 30, 2016
Due to Changxin Wanlin Technology Co Ltd(*)	$1,563,939	$1,607,775
Other accounts payable	45,908	18,749
	$1,609,847	$1,626,524

_____________

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

Advanced from related parties

Advanced from related parties at September 30, 2016 and June 30, 2016, consist of the following items:

	September 30, 2016	June 30, 2016
Advanced from BOG (#1)	$527,357	$492,868
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$100,000	$88,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$827,822	$781,333

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment at September 30, 2016 and June 30, 2016 are summarized as follows:

	September 30, 2016	June 30, 2016
Land and Building	$954,111	$980,855
Plant and Machinery	150,277	154,489
Office equipment	19,105	19,640
Project equipment	1,081,967	1,112,294
Computer	10,391	10,683
Motor Vehicle	111,853	114,988
Accumulated depreciation	(2,227,667)	(2,241,324)
	$100,037	$151,625

The depreciation expenses charged for the period ended September 30, 2016 and 2015 was $48,125 and $90,291.

NOTE 8 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	September 30, 2016	June 30, 2016
Loans from banks	$22,039	$27,319
Loans from banks(non-current)	4,607	7,777
Total	$26,646	$35,096

Hire purchase installment loans with total amount $27,535 and $36,377 as at September 30, 2016 and June 30, 2016 are $26,646 and $35,096 net of imprest charges equivalent to interest $889 and $1,281 are summarized as follows:

	Interest Rate	Monthly Due	September 30, 2016	June 30, 2016
Financial institution in Malaysia	N/A*	271	542	1,405
Financial institution in Malaysia	N/A*	271	542	1,405
Financial institution in Malaysia	N/A*	1,582	15,818	21,141
Financial institution in Malaysia	N/A*	278	3,601	4,558
Financial institution in Malaysia	N/A*	207	7,032	7,868
Hire purchase loans payable to banks			$27,535	$36,377

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 5.26% for the entire loans life and periods.

The scheduled maturities of the CSL's hire purchase installment loans are as follows:

September 30,
2017	22,719
2018	2,757
2019	2,059
Later years	-
Total minimum hire purchase installment payment	$27,535
Less: Amount representing imprest charges equivalent to interest (current portion: $680 and non-current portion: $209)	889
Present value of net minimum lease payments (#)	$26,646

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at September 30, 2016.

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	Period ended
	September 30, 2016	June 30, 2016
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-

Summary of the Company's net deferred tax liabilities and assets are as follows:

	September 30, 2016	June 30, 2016
Deferred tax assets:
Tax attribute carryforwards	$72,178	$229,475
Valuation allowances	(72,178)	(229,475)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period September 30, 2016 and June 30, 2016 or balance sheet as of September 30, 2016 and June 30, 2016. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As at September 30, 2016, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2016	2015
Net loss applicable to common shares	$(194,490)	$(362,757)

Weighted average common shares outstanding (Basic)	91,392,170	91,288,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	91,392,170	91,288,909

Net loss per share (Basic and Diluted)	$(0.002)	$(0.004)

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

On September 29, 2016, the Company issued a total of 4,750,000 common shares at US$0.04 per share, of which 2,375,000 common shares to Vincent Lee Sen Min and 2,375,000 common shares to Reggie Abraham, both are Malaysian citizens.

There were 96,038,909 and 91,288,909 common shares issued and outstanding at September 30, 2016 and June 30, 2016 respectively.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 – RELATED PARTY TRANSACTIONS

As of September 30, 2016, advances were made by five companies of $2,391,761 related to ordinary business transactions.  All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of September 30, 2016, amounts due from one company of $3,751 related to ordinary business transactions.  The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended September 30, 2016, the Company sold $765 worth of gold to BOG and received other income of $12,301 from BOG.

During the period ended September 30, 2016, the Company incurred cost of revenue worth of $273,409 to BOG.

NOTE 14 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended September 30, 2016, the Company has a loss from operations of $228,454 and working capital deficiency of $2,331,826. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending September 30, 2016 and subsequently.

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

NOTE 15 – CONCENTRATIONS

Suppliers

The Company's major suppliers for the period ended September 30, 2016 and 2015 are listed as following:

	Subcontractors		Accounts Payable
	Three	Three
	Months	Months
	Ended	Ended
Major Suppliers	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the period ended September 30, 2016 and 2015 are listed as following:

	Sales		Accounts Receivable
	Three	Three
	Months	Months
	Ended	Ended
Major Customers	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Company N	1%	1%	0%	0%
Company O	99%	99%	0%	0%

NOTE 16 – SUBSEQUENT EVENTS

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

Corporate History and Structure

Verde Resources, Inc. was incorporated on April 22, 2010, in the State of Nevada, U.S.A. On October 17, 2013, the following persons were appointed to serve as directors and to assume the responsibilities of officers:  Mr. Wu Ming Ding, as President and Director; Mr. Balakrishnan B S Muthu as Treasurer Chief Financial Officer, General Manager and Director; and Mr. Liang Wai Keen as Secretary. Mr. Wu and Mr. Muthu were added to the Board of Directors.

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 30 kilograms gold from July 2015 to June 2016. According to the ASC 930-330-20 Glossary, the production phase is defined as "when saleable minerals are extracted (produced) from an ore body, regardless of the level of production". However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Results of Operations

For the three months ended September 30, 2016 and 2015:

We have generated $370,236 and $324,449 revenues for the three months ended September 30, 2016 and 2015, and have recorded a gross loss of $134,786 and $65,127 for the three months ended September 30, 2016 and 2015. We have incurred $93,668 and $310,738 in operating expenses through September 30, 2016 and 2015. We have other income(expenses), net $12,294 and $(5) for the three months ended September 30, 2016 and 2015.

The following table provides selected financial data about our company for the three months ended September 30, 2016 and September 30, 2015.

Statement of Operation	9/30/2016	9/30/2015	Change
	Amount	Amount	%
Revenue	$370,236	$324,449	14%
Cost of revenue	$505,022	$389,576	30%
Gross Loss	$134,786	$65,127	(107%)
Operating Expenses	$93,668	$310,738	(70%)
Other Income(Expenses), net	$12,294	$(5)	(245980%)

The revenue derived from the sales of gold mineral to customers in Malaysia.  The increase of revenue for the period ended September 30, 2016 was mainly due to an increase in gold production and gold sales during the period. The increase of cost of revenue was mainly due to an increase of opening stock as at period beginning. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the period was mainly due to the decreased of legal and professional fees during the period.

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

The Company, through its wholly-owned subsidiary company Gold Billion Global Ltd ("GBL") entered into a letter of intent with Xinjiang Changhe Mining Co., Ltd ("XCM") on September 29, 2014. Under the letter of intent, GBL has offered to acquire ownership in XCM for the Ayigate Gold Project subject to due diligence. The Ayigate gold mine is located within the Tianshan region in Wuqia County, Xinjiang Uygur Autonomous Region of the People's Republic of China. After several discussions, the Company decided not to proceed with the offer to acquire ownership in XCM.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended September 30, 2016 and 2015.

Cash Flow Date	9/30/2016	9/30/2015
Net Loss from operation	$216,160	$375,870
Net Cash Generated/(Used) from operating activities	$(11,298)	$48,565
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$182,150	$(10,597)

For the three months ended September 30, 2016, the Company had incurred net loss from operation of $216,160 which posted a negative impact to the company's cash flow. The reconciliation on non-cash items such as depreciations provide positive impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $48,565 to $(11,298). The $216,160 net loss was partially offset by the noncash expense such as $48,125 in depreciation.  In the operating assets and liabilities, the net increase in current assets, such as accounts receivable from related parties, inventory and deposits and prepayment was $90,477 whereas the net increase in current liabilities, such as accounts payable, accrued liabilities, advanced from sub-contractor & related parties and taxation payable was $66,260, which provided $156,737 positive cash flow effect but not enough to offset the $216,160 loss in operation . The final result of the cash flow from operating activities was $(11,298) negative cash flow effect.

In the investing cash flow analysis, there was no change for the three months ended September 30, 2016.

In the financing analysis, the proceeds from issuance of common stock was $190,000 offset with the repayments of bank loans of $7,850 end up with a positive cash flow of $182,150.

The net decrease in exchange rate effect of $35,048 provided a positive cash flow effect. The cash and cash equivalents at the end of September 30, 2016, was increased by $205,900 with $222,013 as a balance.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of September 30, 2016.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (" Dodd-Frank Act "), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the period ended September 30, 2016.

Item 5.  Other Information.

There were changes in Directors and Executive Officers effective on February 20, 2016. For details, please refer to SC 14F1 and Form 8-K filed by the registrant to SEC on February 10, 2016 and February 22, 2016 respectively, at SEC website: www.sec.gov.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*

* The following financial information from Verde Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2016, and June 30, 2016, (ii) Condensed Statements of Operations for the three months ended September 30, 2016 and 2015, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: November 14, 2016	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

