Form 10-Q
period 2016-12-31
VERDE RESOURCES, INC.
filed 2017-02-17
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 13, 2017 there were 96,038,909 shares of the issuer's common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

2

Item 1.       Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED DECEMBER 31, 2016

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at December 31,	As at June 30,
	2016	2016
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$90,608	$16,113
Amount due from related parties	3,468	3,619
Inventories	38,835	123,238
Deposit & prepayment	3,677	1,546
Total Current Assets	$136,588	$144,516
Long Term Assets
Property, plant and equipment	$57,932	$151,625
Total Long Term Assets	$57,932	$151,625

TOTAL ASSETS	$194,520	$296,141

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,498,305	$1,626,524
Advanced from related parties	760,922	781,333
Accrual	89,640	147,310
Taxation payable	2,911	2,473
Loans from banks	14,658	27,319
Total Current Liabilities	$2,366,436	$2,584,959
Long term Liabilities
Loans from banks (non-current)	$3,483	$7,777
Total Long Term Liabilities	$3,483	$7,777

TOTAL LIABILITIES	$2,369,919	$2,592,736

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 96,038,909 and 91,288,909 shares issued and outstanding as of December 31, 2016 & June 30, 2016 respectively	$96,039	$91,289
Additional paid-in capital	2,055,243	1,869,993
Accumulated deficit	(4,451,494)	(4,235,777)
Accumulated other comprehensive income (loss)	690,109	531,571
Non-controlled interest	(565,296)	(553,671)
Total Stockholders' Deficit	$(2,175,399)	$(2,296,595)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$194,520	$296,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

REVENUES
Revenue	186,767	201,748	$557,003	$526,197
Cost of revenue	(131,028)	(281,429)	(636,050)	(671,005)
Gross profit (loss)	55,739	(79,681)	(79,047)	(144,808)
OPERATING EXPENSES:
Selling, general & administrative expenses	(102,371)	(140,306)	(196,039)	(451,044)
LOSS FROM OPERATIONS	(46,632)	(219,987)	$(275,086)	$(595,852)

OTHER INCOME(EXPENSES)	35,450	(33)	47,744	(38)

NET LOSS BEFORE INCOME TAX	(11,182)	(220,020)	$(227,342)	$(595,890)

Provision of Income Tax	-	-	-	-
NET LOSS	(11,182)	(220,020)	$(227,342)	$(595,890)

Non-controlled interest	(10,045)	15,467	11,625	28,580
Net loss contributed to the group	(21,227)	(204,553)	(215,717)	(567,310)

Other comprehensive income(loss)
Foreign currency translation income(loss)	72,179	(60,284)	$158,538	$322,038

Comprehensive income(loss)	$50,952	$(264,837)	$(57,179)	$(245,272)

Basic and Diluted Loss per Common Share	$-	$(0.002)	$(0.002)	$(0.006)

Weighted Average Number of Common Shares Outstanding	93,715,539	91,288,909	93,715,539	91,288,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(227,342)	$(595,890)
Adjustments to reconcile loss to net cash used in operation
Depreciation	83,475	165,441
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	(214)	(660)
Deposits and prepayment	(2,086)	147,500
Inventory	72,000	(29,796)
Increase (decrease) in:
Accounts payable	47,470	24,298
Accrued liabilities	(52,385)	11,069
GST payable	687	1,061
Advanced from sub-contractor & related parties	11,382	170,743
Deposit received from customer	-	-
Net cash (used in) operating activities	(67,013)	(106,234)

Cash flows from financing activities:
Repayments of bank loans	(5,217)	(21,172)
Proceeds from issuance of common stock	190,000	-
Net cash provided by (used in) financing activities	184,783	(21,172)

Net increase (decrease) in cash and cash equivalent	117,770	(127,406)

Effect of exchange rate changes on cash	(43,275)	132,943

Net increase (decrease) in cash and cash equivalents	74,495	5,537
Cash and cash equivalents at beginning of year	16,113	36,927
Cash and cash equivalents at end of year	$90,608	$42,464

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$280	$1,451
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

 Notes to Condensed Consolidated Financial Statements

December 31, 2016

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

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the periods ended December 31, 2016 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $90,608 and $16,113 in cash and cash equivalents at December 31, 2016 and June 30, 2016, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value.  An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors.  Accounts are written off after exhaustive efforts at collection.  If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses.  At and, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge.  As of December 31, 2016 and June 30, 2016, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations.  At December 31, 2016 and June 30, 2016 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of December 31, 2016 and June 30, 2016.

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

	December 31, 2016	June 30, 2016
Period-end MYR : $1 exchange rate	0.2243	0.2494
Average MYR : $1 exchange rate	0.2387	0.2442

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

Mineral Acquisition and Exploration Costs

The Company has been primarily engaged in the acquisition, exploration, and development of mining properties.  The Company was no longer considered an exploration stage company after the reverse take-over with its subsidiary GBL.

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

The Company derives revenues primarily from the sales of gold mineral to registered gold trading companies in Malaysia. The Company generally recognizes its revenues at the time of gold sales and its selling price is determined by the prevailing market value of gold bullion quoted by the leading registered gold trading company in Malaysia. Sales invoices will be duly presented to the trading companies when delivery is completed and revenue is then recognized.

Cost of Revenue

The cost of revenue consists of exploration costs, mine equipment depreciation, production costs, mine site management costs, sub-contractor costs, and royalty and tribute payments which are levied on the gross revenue at the rate of 18% on the invoiced value of gold sales.

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs" . Advertising expenses incurred for the periods ended December 31, 2016 and June 30, 2016 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  As of December 31, 2016 and June 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities . The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities.

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

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) .

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

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers .

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

The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) . Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Private entities must apply the amendments one year later.

The FASB has issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting . The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: ( a ) income tax consequences; ( b ) classification of awards as either equity or liabilities; and ( c ) classification on the statement of cash flows.

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

The FASB also considered the conclusions in the Financial Accounting Foundation’s Post-Implementation Review Report on Statement 123(R), Share-Based Payment . Though the report concluded that the prior standard achieved its purpose, it noted that certain areas within Statement 123(R) may be costly and difficult to apply.

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For private companies, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any organization in any interim or annual period. The FASB has issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing . The amendments clarify the following two aspects of Topic 606: (a)  identifying performance obligations; and (b)  the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

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

The FASB has issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments . The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.

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

FASB Amends the Accounting for Intra-Entity Transfers of Assets. The FASB has issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory . Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP.

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

The amendments align the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards. IAS 12, Income Taxes , requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 3 -  CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  At December 31, 2016 and June 30, 2016 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

  NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at December 31, 2016 and June 30, 2016 consist of the following items:

	December 31, 2016	June 30, 2016
Amount due from Stable Treasure Sdn. Bhd. (*)	$3,468	$3,017

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company.  The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 -  INVENTORIES

Inventories are valued at cost, not in excess of market.  Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost.  Inventories, at December 31, 2016 and June 30, 2016 are summarized as follows:

	December 31, 2016	June 30, 2016
Inventories	$38,835	$123,238

The inventories represent the gold minerals as at December 31, 2016 and June 30, 2016, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at December 31, 2016 and June 30, 2016 consist of the following items:

	December 31, 2016	June 30, 2016
Due to Changxin Wanlin Technology Co Ltd(*)	$1,445,966	$1,607,775
Other accounts payable	52,339	18,749
	$1,498,305	$1,626,524

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

Advanced from related parties

 Advanced from related parties at December 31, 2016 and June 30, 2016 consist of the following items:

	December 31, 2016	June 30, 2016
Advanced from BOG (#1)	$465,504	$492,868
Advanced from Federal Mining Resources Limited(#2)	$170,418	$173,465
Advanced from Federal Capital Investment Limited (#3)	$98,000	$88,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$760,922	$781,333

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2016 and June 30, 2016 are summarized as follows:

	December 31, 2016	June 30, 2016
Land and Building	$882,140	$980,855
Plant and Machinery	138,941	154,489
Office equipment	17,663	19,640
Project equipment	1,000,352	1,112,294
Computer	9,608	10,683
Motor Vehicle	103,415	114,988
Accumulated depreciation	(2,094,187)	(2,241,324)
	$57,932	$151,625

The depreciation expenses charged for the period ended December 31, 2016 and June 30, 2016 was $83,475 and $165,441.

NOTE 8 - LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	December 31, 2016	June 30, 2016
Loans from banks	$14,658	$27,319
Loans from banks(non-current)	3,483	7,777
Total	$18,141	$35,096

Hire purchase installment loans with total amount $18,721 and $36,377 as at December 31, 2016 and June 30, 2016 are $18,141 and $35,096 net of imprest charges equivalent to interest $580 and $1,281 are summarized as follows:

			December 31,	June 30,
	Interest Rate	Monthly Due	2016	2016
Financial institution in Malaysia	N/A*	254	-	1,405
Financial institution in Malaysia	N/A*	254	-	1,405
Financial institution in Malaysia	N/A*	1,463	10,236	21,141
Financial institution in Malaysia	N/A*	257	2,559	4,558
Financial institution in Malaysia	N/A*	192	5,926	7,868
Hire purchase loans payable to banks			$18,721	$36,377

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 6.11% for the entire loans life and periods.

The scheduled maturities of the CSL's hire purchase installment loans are as follows:

December 31,
2017	15,094
2018	2,298
2019	1,329
2020	-
Later years	-
Total minimum hire purchase installment payment	$18,721
Less: Amount representing imprest charges equivalent to interest (current portion: $436 and non-current portion: $144)	(580)
Present value of net minimum lease payments (#)	$18,141

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at December 31, 2016.

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	Period ended
	December 31, 2016	June 30, 2016
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-

Summary of the Company's net deferred tax liabilities and assets are as follows:

	December 31, 2016	June 30, 2016
Deferred tax assets:
Tax attribute carryforwards	$62,501	$229,475
Valuation allowances	(62,501)	(229,475)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period December 31, 2016 and June 30, 2016 or balance sheet as of December 31, 2016 and June 30, 2016. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is committed under an operating lease for office premises expiring May 2017, with fixed monthly rental.  As at December 31, 2016, the Company has future minimum monthly rental payment of $2,648 due for the year ended June 30, 2017.

As at December 31, 2016, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2016	2015
Net loss applicable to common shares	$(11,182)	$(220,020)

Weighted average common shares
outstanding (Basic)	93,715,539	91,288,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	93,715,539	91,288,909

Net loss per share (Basic and Diluted)	$-	$(0.002)

	Six Months Ended December 31,
	2016	2015
Net loss applicable to common shares	$(227,342)	$(375,870)

Weighted average common shares
outstanding (Basic)	93,715,539	91,288,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	93,715,539	91,288,909

Net loss per share (Basic and Diluted)	$(0.002)	$(0.004)

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

There were 96,038,909 and 91,288,909 common shares issued and outstanding at December 31, 2016 and June 30, 2016 respectively.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of December 31, 2016, advances were made by five companies of $2,259,020 related to ordinary business transactions.  All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of December 31, 2016, amounts due from one company of $3,468 related to ordinary business transactions. The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended December 31, 2016, the Company sold $724 worth of gold to BOG and received other income of $47,743 from BOG.

During the period ended December 31, 2016, the Company incurred cost of revenue worth of $411,633 to BOG.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the period ended December 31, 2016, the Company has a loss from operations of $275,086 and working capital deficiency of $2,229,848. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending December 31, 2016 and subsequently.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company's major suppliers for the period ended December 31, 2016 and 2015 are listed as following:

	Subcontractors		Accounts Payable
	Six	Six
	Months	Months
	Ended	Ended
Major Suppliers	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the period ended December 31, 2016 and 2015 are listed as following:

	Sales		Accounts Receivable
	Six	Six
	Months	Months
	Ended	Ended
Major Customers	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Company M	0%	52%	0%	0%
Company N	1%	33%	0%	0%
Company O	99%	15%	0%	0%

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 25 kilogram gold from January 2016 to December 2016. According to the ASC 930-330-20 Glossary, the production phase is defined as "when saleable minerals are extracted (produced) from an ore body, regardless of the level of production". However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Results of Operations

For the three months ended December 31, 2016 and 2015:

We have generated $186,767 and $201,748 revenues for the three months ended December 31, 2016 and 2015, and have recorded a gross income (loss) of $55,739 and $(79,681) for the three months ended December 31, 2016 and 2015. We have incurred $102,371 and $140,306 in operating expenses through December, 2016 and December 31, 2015. We have other income (expenses) $35,450 and $(33) for the three months ended December 31, 2016 and 2015.

The following table provides selected financial data about our company for the three months ended December 31, 2016 and December 31, 2015.

Statement of Operation	12/31/2016	12/31/2015	Change
	Amount	Amount	%
Revenue	$186,767	$201,748	(7%)
Cost of revenue	$131,028	$281,429	(53%)
Gross Income (Loss)	$55,739	$(79,681)	(170%)
Operating Expenses	$102,371	$140,306	(27%)
Other Income(Expenses)	$35,450	$(33)	(100%)

For the six months ended December 31, 2016 and 2015:

We have generated $557,003 and $324,449 revenues for the six months ended December 31, 2016 and 2015, and have recorded a gross loss of $79,047 and $65,127 for the six months ended December 31, 2016 and 2015. We have incurred $196,039 and $310,738 in operating expenses through December, 2016 and December 31, 2015. We have other income (expenses) $47,744 and $(5) for the six months ended December 31, 2016 and 2015.

The following table provides selected financial data about our company for the six months ended December 31, 2016 and December 31, 2015.

Statement of Operation	12/31/2016	12/31/2015	Change
	Amount	Amount	%
Revenue	$557,003	$324,449	72%
Cost of revenue	$636,050	$389,576	63%
Gross Loss	$79,047	$65,127	21%
Operating Expenses	$196,039	$310,738	(37%)
Other Income(Expenses)	$47,744	$(5)	(100%)

The revenue derived from the sales of gold mineral to customers in Malaysia.  The decrease of revenue for the period ended December 31, 2016 was mainly due to a decrease in gold production and gold sales during the period.  Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses.  The operating expenses were mainly denominated in MYR and decrease compared with six months ended December 31, 2015 due to decrease of cost of revenue. Moreover, the average rate of MYR : USD for six months December 31, 2016 and December 31, 2015 was 0.2387 and 0.2375 respectively. However, the amount was increased by19% due to the exchange loss arising from the translation at closing balance for inter-company balance.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the six months ended December 31, 2016 and December 31, 2015.

Cash Flow Date	12/31/2016	12/31/2015
Net Loss from operation	$227,342	$595,890
Net Cash Generated/(Used) from operating activities	$(67,013)	$(106,234)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$184,783	$(21,172)

For the six months ended December 31, 2016, the Company had incurred net loss from operation of $227,342 which posted a negative impact to the company's cash flow. The reconciliation on non-cash items such as depreciations provide positive impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $106,234 to $67,013. The $227,342 net loss was partially offset by the noncash expense such as $83,475 in depreciation.  In the operating assets and liabilities, the net decrease in current assets, such as accounts receivable from related parties, deposits and prepayment was $69,700 whereas the net increase in current liabilities, such as accounts payable, accrued liabilities, advanced from related parties and deposit received from customer was $7,154, which provided positive cash flow effect to offset the $227,342 loss in operation. The final result of the cash flow from operating activities was negative cash flow effect.

In the financing analysis, there was loan principal $5,217 repaid to the bank for the six months ended December 31, 2016, compared to $21,172 repaid to the bank for the six months ended December 31, 2015. There was also proceeds from the issuance of common stock of $190,000. The overall cash flow effect was positive.

Besides, the net increase in exchange rate effect of $43,275 provided a negative cash flow effect. The cash and cash equivalents at the end of December 31, 2016, was increased by $74,495 with $90,608 as balance.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2016.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (" Dodd-Frank Act "), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977.  The Company did not have any mines in the United States during the period ended December 31, 2016.

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

101*

*  The following financial information from Verde Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2016, and June 30, 2016, (ii) Condensed Statements of Operations for the three and six months ended December 31, 2016 and 2015, (iii) Condensed Statements of Cash Flows for the six months ended December 31, 2016 and 2015, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: February 17, 2017	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

