Form 10-Q
period 2017-03-31
VERDE RESOURCES, INC.
filed 2017-05-15
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

As of May 15, 2017 there were 96,038,909 shares of the issuer's common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED MARCH 31, 2017

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at March 31,	As at June 30,
	2017	2016
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$48,944	$16,113
Amount due from related parties	3,965	3,619
Inventories	49,787	123,238
Deposit & prepayment	1,763	1,546
Total Current Assets	$104,459	$144,516
Long Term Assets
Property, plant and equipment	$40,079	$151,625
Total Long Term Assets	$40,079	$151,625

TOTAL ASSETS	$144,538	$296,141

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,510,710	$1,626,524
Advanced from related parties	755,814	781,333
Accrual	68,952	147,310
Taxation payable	3,195	2,473
Loans from banks	14,041	27,319
Total Current Liabilities	$2,352,712	$2,584,959
Long term Liabilities
Loans from banks (non-current)	$2,971	$7,777
Total Long Term Liabilities	$2,971	$7,777

TOTAL LIABILITIES	$2,355,683	$2,592,736

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 96,038,909 and 91,288,909 shares issued and outstanding as of March 31, 2017 & June 30, 2016 respectively	$96,039	$91,289
Additional paid-in capital	2,055,243	1,869,993
Accumulated deficit	(4,541,458)	(4,235,777)
Accumulated other comprehensive income (loss)	756,250	531,571
Non-controlled interest	(577,219)	(553,671)
Total Stockholders' Deficit	$(2,211,145)	$(2,296,595)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$144,538	$296,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

REVENUES
Revenue	136,508	184,264	$693,511	$710,461
Cost of revenue	(231,953)	(219,660)	(868,003)	(890,665)
Gross loss	(95,445)	(35,396)	(174,492)	(180,204)

OPERATING EXPENSES:
Selling, general & administrative expenses	(40,723)	(56,419)	(236,762)	(507,463)
LOSS FROM OPERATIONS	(136,168)	(91,815)	$(411,254)	$(687,667)

OTHER INCOME(EXPENSES)	34,281	11,043	82,025	11,005

NET LOSS BEFORE INCOME TAX	(101,887)	(80,772)	$(329,229)	$(676,662)

Provision of Income Tax	-	-	-	-
NET LOSS	(101,887)	(80,772)	$(329,229)	$(676,662)

Non-controlled interest	11,923	8,230	23,548	36,810
Net loss contributed to the group	(89,964)	(72,542)	(305,681)	(639,852)

Other comprehensive income(loss)
Foreign currency translation income(loss)	66,141	(263,577)	$224,679	$58,461

Comprehensive income(loss)	$(23,823)	$(336,119)	$(81,002)	$(581,391)

Basic and Diluted Loss per Common Share	$(0.001)	$(0.001)	$(0.003)	$(0.007)

Weighted Average Number of Common Shares Outstanding	94,478,690	91,288,909	94,478,690	91,288,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(329,229)	$(676,662)
Adjustments to reconcile loss to net cash used in operations
Depreciation	100,899	238,669
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	(687)	(726)
Deposits and prepayment	(68)	147,500
Inventory	61,839	(81,120)
Other receivable	-	-
Increase (decrease) in:
Accounts payable	37,447	(7,147)
Accrued liabilities	(73,410)	(2,367)
GST payable	955	74
Advanced from sub-contractor & related parties	26,132	370,558
Deposit received from customer	-	-
Net cash (used in) operating activities	(176,122)	(11,221)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	-	-
Addition of motor vehicle	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from bank loans	-	-
Repayments of bank loans	(14,777)	(32,561)
Shareholders' loans waived	-	-
Proceeds from issuance of common stock	190,000	-
Net cash (used in) provided by financing activities	175,223	(32,561)

Net (decrease) in cash and cash equivalent	(899)	(43,782)

Effect of exchange rate changes on cash	33,730	23,627

Net increase (decrease) in cash and cash equivalents	32,831	(20,155)
Cash and cash equivalents at beginning of period	16,113	36,927
Cash and cash equivalents at end of period	$48,944	$16,772

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$746	$1,993
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2017

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

On July 1, 2013, FMR assigned its rights and obligation on Champmark Sdn Bhd ("CSB") to GBL. Four of the five members of CSB Board of Directors were appointed by FMR, with two of the GBL Board of Directors currently sitting on the CSB Board. According to ASC 810-05-08 A, CSB is a deemed subsidiary of GBL, where it has controlled the CSB Board of Directors, has assigned rights to receive future benefits and residual value, and obligations to absorb loss and finance for CSB by GBL. GBL has the power to direct the activities of CSB that most significantly impact CSB's economic performance and the obligation to absorb losses of CSB that could potentially be significant to the CSB or the right to receive benefits from CSB that could potentially be significant to CSB. GBL is the primary beneficiary of CSB because it has been assigned with all relevant rights and obligation and can direct the activities of CSB through the common directors and the 85% shareholder, FMR. Under 810-23-42, 43, it is determined that CSB is de-facto agent of GBL and GBL is the de-facto principal of CSB. GBL started to consolidate CSB from July 1, 2013, and the Company consolidated GBL and CSB from October 25, 2013, onwards.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended March 31, 2017 are not necessarily indicative of the operating results for the full years.

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

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of Verde Resources, Inc., its wholly owned subsidiary Gold Billion Global Limited ("GBL") and the 85% of the deemed subsidiary variable interest of Champmark SDN BHD ("CSB"). All inter-company balances and transactions between the Company and variable interest entity (VIE) have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $48,944 and $16,113 in cash and cash equivalents at March 31, 2017 and June 30, 2016, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At and, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge. As of March 31, 2017 and June 30, 2016, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At March 31, 2017 and June 30, 2016 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of March 31, 2017 and June 30, 2016.

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

	March 31, 2017	June 30, 2016
Period-end MYR : $1 exchange rate	0.2259	0.2494
Average MYR : $1 exchange rate	0.2344	0.2442

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs" . Advertising expenses incurred for the periods ended March 31, 2017 and June 30, 2016 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of March 31, 2017 and June 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

The FASB has issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.

The FASB has issued Accounting Standards Update (ASU) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.

To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition.

A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.

A public business entity that is not an SEC filer should adopt the amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.

All other entities, including not-for-profit entities, which adopt the amendments should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021.

Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

The FASB has issued Accounting Standards Update No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.

A contract may involve the transfer of both nonfinancial assets and financial assets (e.g., cash and receivables). The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset.

The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets.

The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it.

The amendments are effective at the same time Topic 606, Revenue from Contracts with Customers is effective. For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2017 and June 30, 2016 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at March 31, 2017 and June 30, 2016 consist of the following items:

	March 31, 2017	June 30, 2016

Amount due from Stable Treasure Sdn. Bhd. (*)	$3,965	$3,619

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at March 31, 2017 and June 30, 2016 are summarized as follows:

	March 31, 2017	June 30, 2016

Inventories	$49,787	$123,238

The inventories represent the gold minerals as at March 31, 2017 and June 30, 2016, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at March 31, 2017 and June 30, 2016 consist of the following items:

	March 31, 2017	June 30, 2016
Due to Changxin Wanlin Technology Co Ltd(*)	$1,456,281	$1,607,775
Other accounts payable	54,429	18,749
	$1,510,710	$1,626,524

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

Advanced from related parties

 Advanced from related parties at March 31, 2017 and June 30, 2016, consist of the following items:

	March 31, 2017	June 30, 2016
Advanced from BOG (#1)	$462,397	$492,868
Advanced from Federal Mining Resources Limited(#2)	$170,417	$173,465
Advanced from Federal Capital Investment Limited (#3)	$96,000	$88,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$755,814	$781,333

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at March 31, 2017 and June 30, 2016 are summarized as follows:

	March 31, 2017	June 30, 2016
Land and Building	$888,433	$980,855
Plant and Machinery	139,932	154,489
Office equipment	17,789	19,640
Project equipment	1,007,487	1,112,294
Computer	9,676	10,683
Motor Vehicle	104,153	114,988
Accumulated depreciation	(2,127,391)	(2,241,324)
	$40,079	$151,625

The depreciation expenses charged for the period ended March 31, 2017 and 2016 was $100,899 and $238,669.

NOTE 8 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	March 31, 2017	June 30, 2016
Loans from banks	$14,041	$27,319
Loans from banks(non-current)	2,971	7,777
Total	$17,012	$35,096

Hire purchase installment loans with total amount $17,501 and $36,377 as at March 31, 2017 and June 30, 2016 are $17,012 and $35,096 net of imprest charges equivalent to interest $489 and $1,281 are summarized as follows:

	Interest Rate	Monthly Due	March 31, 2017	June 30, 2016
Financial institution in Malaysia	N/A*	$254	$-	$1,405
Financial institution in Malaysia	N/A*	254	-	1,405
Financial institution in Malaysia	N/A*	1,463	10,309	21,141
Financial institution in Malaysia	N/A*	257	1,802	4,558
Financial institution in Malaysia	N/A*	192	5,390	7,868

Hire purchase loans payable to banks			$17,501	$36,377

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 6.11% for the entire loans life and periods.

The scheduled maturities of the CSL's hire purchase installment loans are as follows:

March 31,
2018	14,426
2019	2,315
2020	760
2021	-
Later years	-
Total minimum hire purchase installment payment	$17,501
Less: Amount representing imprest charges equivalent to interest (current portion: $385 and non-current portion: $104)	(489)
Present value of net minimum lease payments (#)	$17,012

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at March 31, 2017.

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	Period ended
	March 31, 2017	June 30, 2016
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34%)	(34%)
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0%)	(0%)
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25%)	(25%)
Provision for income tax	-	-

Summary of the Company's net deferred tax liabilities and assets are as follows:

	March 31, 2017	June 30, 2016
Deferred tax assets:
Tax attribute carryforwards	$96,660	$229,475
Valuation allowances	(96,660)	(229,475)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period March 31, 2017 and June 30, 2016 or balance sheet as of March 31, 2017 and June 30, 2016. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is committed under an operating lease for office premises expiring May 2017, with fixed monthly rental. As at March 31, 2017, the Company has future minimum rental payment of $2,648 due for the year ended June 30, 2017.

As at March 31, 2017, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Net loss applicable to common shares	$(89,964)	$(72,542)

Weighted average common shares outstanding (Basic)	94,478,690	91,288,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	94,478,690	91,288,909

Net loss per share (Basic and Diluted)	$(0.001)	$(0.001)

	Nine Months Ended March 31,
	2017	2016
Net loss applicable to common shares	$(305,681)	$(639,852)

Weighted average common shares outstanding (Basic)	94,478,690	91,288,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	94,478,690	91,288,909

Net loss per share (Basic and Diluted)	$(0.003)	$(0.007)

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

There were 96,038,909 and 91,288,909 common shares issued and outstanding at March 31, 2017 and June 30, 2016 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of March 31, 2017, advances were made by five companies of $2,212,095 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of March 31, 2017, amounts due from one company of $3,965 related to ordinary business transactions. The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended March 31, 2017, the Company sold $729 worth of gold to BOG and received other income of $74,525 from BOG.

During the period ended March 31, 2017, the Company incurred cost of revenue worth of $512,659 to BOG.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the period ended March 31, 2017, the Company has a loss from operations of $411,254 and working capital deficiency of $2,248,253. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending March 31, 2017 and subsequently.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company's major suppliers for the period ended March 31, 2017 and 2016 are listed as following:

	Subcontractors		Accounts Payable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Suppliers	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the period ended March 31, 2017 and 2016 are listed as following:

	Sales		Accounts Receivable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Customers	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Company M	5%	0%	0%	0%
Company N	1%	1%	0%	0%
Company O	94%	99%	0%	0%

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

Corporate History and Structure

Verde Resources, Inc. was incorporated on April 22, 2010, in the State of Nevada, U.S.A. On October 17, 2013, Stephen Spalding and Michael Stiege resigned from all of their positions as officers and directors of the Company. In addition, the following persons were appointed to serve as directors and to assume the responsibilities of officers on October 17, 2013. Mr. Wu Ming Ding, as President and Director; Mr. Balakrishnan B S Muthu as Treasurer, Chief Financial Officer General Manager and Director; and Mr. Liang Wai Keen as Secretary. Mr. Wu and Mr. Muthu were added to the Board of Directors.

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

Effective February 20, 2016, Mr. Wu Ming Ding resigned all of his positions as President and Director of the Company with Mr. Balakrishnan B S Muthu being appointed President to fill the vacancy created. Effective February 20, 2016, Mr. Chen Ching was appointed Director of the Company, and the entire Board of Directors now consists of Mr. Balakrishnan B S Muthu and Mr. Chen Ching.

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

Results of Operations

For the three months ended March 31, 2017 and 2016:

We have generated $136,508 and $184,264 revenues for the three months ended March 31, 2017 and 2016, and have recorded a gross loss of $95,445 and $35,396 for the three months ended March 31, 2017 and 2016. We have incurred $40,723 and $56,419 in operating expenses through March 31, 2017 and March 31, 2016. We have other income $34,281 and $11,043 for the three months ended March 31, 2017 and 2016.

The following table provides selected financial data about our company for the three months ended March 31, 2017 and March 31, 2016.

Statement of Operation	3/31/2017	3/31/2016	Change
	Amount	Amount	%
Revenue	$136,508	$184,264	(26%)
Cost of revenue	$231,953	$219,660	6%
Gross Loss	$95,445	$35,396	170%
Operating Expenses	$40,723	$56,419	(28%)
Other Income	$34,281	$11,043	210%

For the nine months ended March 31, 2017 and 2016:

We have generated $693,511 and $710,461 revenues for the nine months ended March 31, 2017 and 2016, and have recorded a gross loss of $174,492 and $180,204 for the nine months ended March 31, 2017 and 2016. We have incurred $236,762 and $507,463 in operating expenses through March 31, 2017 and March 31, 2016. We have other income $82,025 and $11,005 for the nine months ended March 31, 2017 and 2016.

The following table provides selected financial data about our company for the nine months ended march 31, 2017 and March 31, 2016.

Statement of Operation	3/31/2017	3/31/2016	Change
	Amount	Amount	%
Revenue	$693,511	$710,461	(2%)
Cost of revenue	$868,003	$890,665	(3%)
Gross Loss	$174,492	$180,204	(3%)
Operating Expenses	$236,762	$507,463	(53%)
Other Income	$82,025	$11,005	645%

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended March 31, 2017 was mainly due to a decrease in gold production and gold sales during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The operating expenses were mainly denominated in MYR and decrease compared with nine months ended March 31, 2017 due to decrease of cost of revenue. Moreover, the average rate of MYR :USD for nine months March 31, 2017 and March 31, 2016 was 0.2387 and 0.2375 respectively.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended March 31, 2017 and March 31, 2016.

Cash Flow Date	3/31/2017	3/31/2016
Net Loss from operation	$329,229	$676,662
Net Cash Generated/(Used) from operating activities	$(176,122)	$(11,221)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$175,223	$(32,561)

For the nine months ended March 31, 2017, the Company had incurred net loss from operation of $329,229, which posted a negative impact to the company's cash flow. The reconciliation on non-cash items such as depreciations provide positive impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $11,221 to $176,122. The $329,229 net loss was partially offset by the noncash expense such as $100,899 in depreciation. In the operating assets and liabilities, the net decrease in current assets, such as accounts receivable from related parties, deposits and prepayment was $61,084, whereas the net decrease in current liabilities, such as accounts payable, accrued liabilities, advanced from related parties and deposit received from customer was $8,876, which provided positive cash flow effect to offset the $329,229 loss in operation. The final result of the cash flow from operating activities was negative cash flow effect.

In the financing analysis, there was loan principal $14,777 repaid to a bank for the nine months ended March 31, 2017, compared to $32,561 repaid to the bank for the nine months ended March 31, 2016. There was also proceeds from the issuance of common stock of $190,000. The overall cash flow effect was positive.

The net increase in exchange rate effect of $33,730 provided a positive cash flow effect. The cash and cash equivalents at the end of March 31, 2017, was increased by $32,831 with $48,944 as a balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of March 31, 2017.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (" Dodd-Frank Act "), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended March 31, 2017.

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
101*

____________

* The following financial information from Verde Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2017, and June 30, 2016, (ii) Condensed Statements of Operations for the three and nine months ended March 31, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the nine months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: May 15, 2017	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

