Form 10-K
period 2017-06-30
VERDE RESOURCES, INC.
filed 2017-09-26
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [______] to [______]

Commission file number: 000-55276

VERDE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0457838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Block B-5, 20/F, Great Smart Tower, 230 Wanchai Rd, Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 2152-1223

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act: Title of Each Class	Name of Each Exchange On Which Registered

N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $0.03 (or the average bid and asked price of such common equity) as of the last business day of the registrant’s most recently completed second fiscal quarter, being December 30, 2016, was $2,531,570.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

96,038,909 as of September 25, 2017

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

All references in this Form 10-K to the “Company,” “Verde,” “we,” “us” or “our” are to Verde Resources, Inc.

Item 1. Business.

Overview

Verde Resources, Inc. (the “Company” or “VRDR”) was incorporated in the State of Nevada on April 22, 2010. The Company conducts business operations in Pahang Malaysia through Champmark Sdn Bhd (“CSB”), a privately limited liability company incorporated in Malaysia, which is a deemed subsidiary under the management control of our 100% subsidiary Gold Billion Global Limited (“GBL”), a company incorporated under the laws of the British Virgin Islands.

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

Under the terms of the Assignment Agreement, FMR has assigned its management rights of CSB’s mining operation in the Mining Lease to the Company, through its wholly-owned subsidiary Gold Billion Global Limited (“GBL”), in exchange for 80,000,000 shares of the Company’s common stock, which constituted 95.26% of our issued and outstanding capital stock as of and immediately after the consummation of the acquisition.

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

On April 1, 2014, the Board of Directors of Gold Billion Global Limited (“GBL”) notified Federal Mining Resources Limited (“FMR”) of the decision to exercise the right of option to purchase 85% equity interest of Champmark Sdn Bhd (“CSB”) under Management Agreement Section 3.2.4 dated July 1, 2013, between GBL and FMR. This acquisition was completed on April 1, 2014, with consideration of US$1, and GBL then became 85% shareholder of CSB.

Effective August 27, 2014, the Company’s Articles of Incorporation were amended to increase the authorized shares of the Company from 100,000,000 shares of common stock to 250,000,000 shares of common stock.

Effective February 20, 2016, Mr. Wu Ming Ding resigned all of his positions as President and Director of the Company, with Mr. Balakrishnan B S Muthu being appointed President to fill the vacancy created. Effective February 20, 2016, Mr. Chen Ching was appointed Director of the Company and the entire Board of Directors now consists of Mr. Balakrishnan B S Muthu and Mr. Chen Ching.

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

CSB holds the operating right to Merapoh Gold Mine (the “Mine”) with all regulatory and government operating licenses in Malaysia.

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 19 kilograms of gold from July 2016 to June 2017. According to the ASC 930-330-20 Glossary, the production phase is defined as “when saleable minerals are extracted (produced) from an ore body, regardless of the level of production”. However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

Current Mining Property and Location

Merapoh Gold Mine (the “Mine”)

The Merapoh Gold Mine is located in northern Pahang, with convenient road access through Kelantan directly to the mine site and is about 400 kilometers away from Kuala Lumpur. The Mine is located in the middle of Malaysia’s gold metallogenic belt. The central gold belt is the source of the majority of the gold deposits in the peninsula. It lies between the western and eastern tin belts and extends from Kelantan (Sungai Pergau, Sungai Galas) to Pahang (Merapoh, Kuala Lipis, Raub), Terengganu (Lubuk Mandi), Negri Sembilan and Johor (Gunung Ledang).

Mine Area:

Site IV-1 of the Merapoh Gold Mine consists of a mining area of 400 acres with mining lease.

Location and Access:

The Merapoh Gold Mine is about 280km from Kuala Lumpur, and 50km from Kuala Lipis, the former state capital of Pahang, accessible via secondary paved highways with a new major highway under construction expected to be complete d in 2018. The geological coordinates of the mine are 101 ° 58 ′ , 4 ° 35 ′.

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

Rock Formations and Mineralization:

Site IV-1 of the Merapoh Gold Mine covers an area of 400 acres with mineralization structure being Permian limestone dominating the South-East portion, felsic volcanic tuff in the Western portion of the area and intrusive dacite rock to the north-west of the area. Tectonic contact within the sheer zone of creates epithermal mineralization, forming a mineral rich vein along the contact zone. The mineralized zone is made of highly altered tuffacaous rock with abundant pyrite dissemination and a moderately spaced quartz vein.

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

Gold ore extraction of the Merapoh Gold Mine for the twelve months ended June 30, 2017, was approximately 386,680 tons of gold ore or a monthly average of 32,223 tons (using a 12-month average), with an average gold grade of 0.05 g/t. Gold concentrate sold for the twelve months ended June 30, 2017, was approximately 22,082 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 1,059 tons/day (12-month average) during the fiscal year 2017.

The Merapoh Gold Mine is currently at the production stage. In the effort to expand production capacity, the Company intends to purchase more vehicles, machineries and equipment as well as to conduct feasibility studies for exploration of alluvial and lode gold resources.

Subcontractors

In an effort to enhance the efficiency of mine operations at the Merapoh Gold Mine, Champmark Sdn Bhd (“CSB”) entered into an Operation Term Sheet (“OTS”) agreement in July 2013 to outsource the exploitation works of alluvial gold resources at Site IV-1 of the Merapoh Gold Mine to a third party subcontractor Borneo Oil & Gas Corporation Sdn Bhd (“BOG”). However, BOG became the Company’s shareholder in January 29, 2014, and was no longer a third party subcontractor.

BOG has the experience and local knowledge in managing the exploitation of alluvial gold at the Merapoh Gold Mine. The Company currently intends to continue to outsource the exploitation of alluvial gold at our mine site to BOG as our third party subcontractor. The Company will provide necessary disclosure when any significant agreements have been made with the sub-contractor in the future.

Number of Employees

The Company had 3 employees during the year from July 1, 2016 to June 30, 2017.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files its reports electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding New Media and filed with the SEC at http://www.sec.gov.

Change of Control

On October 25, 2013, the Company entered into an Assignment Agreement for the Assignment of Management Right (“AAMA”) in Merapoh Gold Mines in Malaysia with Federal Mining Resources Limited (“FMR”). Under the terms of the Agreement and relevant subsequent Supplemental Agreement, FMR assigned its management rights to the Company Board of Directors of FMR agreed to transfer 1 share common stock of Gold Billion Global Limited (“GBL”) which represented all shares of common stock of GBL owned by the Investor, and the Company’s Board of Directors agreed to issue 80,000,000 million shares of common stock in full value as consideration. At the time of closing under the AAMA, the Investor transferred 100% ownership of GBL shares to the Company, and the Company issued 80,000,000 million shares of common stock to the shareholders of FMR in exchange for the GBL Shares. The effect of the transaction was to make GBL and its deemed subsidiaries become wholly-owned and 85.00% owned subsidiaries of the Company, and to cause a change of control of GBL. Following the closing, there was a change of control in the Company.

The Transaction was accounted for as a “reverse merger,” since FMR owned a majority of the outstanding shares of VRDR’s common stock immediately following the execution of the transaction. The Company was deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that were reflected in the financial statements for periods prior to the transaction were those of the Company and its deemed subsidiaries, and were recorded at the historical cost basis of the Company. After completion of the transaction, the Company’s consolidated financial statements were include the assets and liabilities of the Company and its subsidiaries, the historical operations of the Company and its subsidiaries, and the operations of the Company and its subsidiaries from the closing date of the transaction.

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

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors. An investor would have the ability to effect service of process in any action against the Company within the United States. In addition, we are registered as a foreign corporation doing business in Malaysia, and as such, are subject to the local laws of Malaysia governing an investors’ ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Malaysia courts having jurisdiction without re-examination of the merits of the case.

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

Changes in interest rates could negatively impact our results of operations, stockholders’ equity (deficit) and fair value of net assets.

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

Inspections of other firms that the PCAOB has conducted outside Hong Kong SAR have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in Hong Kong SAR prevents the PCAOB from regularly evaluating our auditor’s statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in Hong Kong SAR makes it more difficult to evaluate the effectiveness of our auditor’s quality control and audit procedures as compared to auditors outside of Hong Kong SAR that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

We do not have an independent audit committee and our Board of Directors may be unable to fulfill the functions of such a committee, which may compromise the management of our business. Our Board of Directors functions as our audit committee and is comprised of two directors, none of whom are considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company’s processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee’s responsibilities, which could compromise the management of our business.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Malaysian companies may not always adopt a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in Malaysia. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards for foreign subsidiaries. As a result, we may experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This could result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Changes in interest rates could negatively impact our results of operations, stockholders’ equity (deficit) and fair value of net assets.

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

Inspections of other firms that the PCAOB has conducted outside Hong Kong SAR have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections in Hong Kong SAR prevents the PCAOB from regularly evaluating our auditor’s statements, audits and quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in Hong Kong SAR makes it more difficult to evaluate the effectiveness of our auditor’s quality control and audit procedures as compared to auditors outside of Hong Kong SAR that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

We may be exposed to risks relating to management’s conclusion that our disclosure controls and procedures and internal controls over financial reporting are ineffective.

We do not have an independent audit committee and our Board of Directors may be unable to fulfill the functions of such a committee, which may compromise the management of our business. Our Board of Directors functions as our audit committee and is comprised of two directors, none of whom are considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company’s processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee’s responsibilities, which could compromise the management of our business.

Risks Associated with Our Common Stock

Our shares are defined as “penny stock.” The rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Our shares are defined as a “penny stock” under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock, and may also affect your ability to resell any shares you may purchase.

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

FMR owns 85% equity interest in Champmark Sdn Bhd (“CSB”), a privately limited liability company incorporated in Malaysia. CSB is the Mining Contractor of the Mining Lease for Site IV-1 at the Merapoh Gold Mine under the Contract for Work with MMC Corporation Berhad, the Permit Holder of the Mining Lease.

Under the terms of the Assignment Agreement, FMR assigned its management rights of CSB’s mining operation in the Mining Lease to the Company, through its wholly-owned subsidiary Gold Billion Global Limited (“GBL”), in exchange for 80,000,000 shares of the Company’s common stock, which constituted 95.26% of our issued and outstanding capital stock as of and immediately after the consummation of the acquisition.

On April 1, 2014, the Board of Director of Gold Billion Global Limited (“GBL”) notified Federal Mining Resources Limited (“FMR”) upon the decision to exercise the right of option to purchase 85% equity interest of Champmark Sdn Bhd (“CSB”) under Management Agreement Section 3.2.4 dated July 1, 2013, between GBL and FMR. The original agreement was filed with SEC as ex10-2.htm of Form 8K on February 20, 2014. This acquisition was completed on April 1, 2014, with consideration of US$1. GBL then became 85% shareholder of CSB.

As at June 30, 2017, the property and equipment owned by CSB are summarized, at net book values as follows:

Land and Building	$7,128
Plant and Machinery	$2,578
Office equipment	$106
Project equipment	$2,384
Computer	$17
Motor Vehicle	$11,175
$23,388

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the year ended June 30, 2017.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is now quoted on the OTCQB, under the symbol “VRDR”. Our stock was approved for quotation on the OTCBB on September 26, 2012. However, the Company’s common stock did not begin active trading until October, 2013.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB since trading began October 7, 2013, based on our fiscal year end June 30, 2017 These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low

June 30, 2016	$0.05	$0.041
September 30, 2016	$0.055	$0.04
December 31, 2016	$0.0545	$0.03
March 31, 2017	$0.07	$0.02
June 30, 2017	$0.16	$0.0226

As of September 25, 2017, we had 29 shareholders of record of our common stock and 96,038,909 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2017, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2017.

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

On January 29, 2014, the Company issued a total of 643,229 common shares for $665,238, of which 288,288 common shares at US$1.25 per share, 183,661 common shares at US$0.83 per share and 171,280 common shares at US$0.89 per share, to Borneo Oil & Gas Corporation Sdn Bhd (“BOG”), a Malaysia Limited Liability Company, under the terms of the Sub-Contractor Agreement for the engagement of its sub-contractor services.

On March 10, 2014, the Company issued a total of 693,180 common shares for $609,756, of which 179,340 common shares at US$0.85 per share and 513,840 common shares at US$0.89 per share, to Borneo Oil & Gas Corporation Sdn Bhd (“BOG”), a Malaysia Limited Liability Company, under the terms of the Sub-Contractor Agreement for the engagement of its sub-contractor services.

On January 21, 2015, the Company issued 5,900,000 common shares at US$0.05 per share to Borneo Oil & Gas Corporation Sdn Bhd (“BOG”), a Malaysia Limited Liability Company, under the terms of the Consultant Agreement for the additional services of its sub-contractor.

On September 29, 2016, the Company issued a total of 4,750,000 common shares at US$0.04 per share, of which 2,375,000 common shares to Vincent Lee Sen Min and 2,375,000 common shares to Reggie Abraham, both are Malaysian citizens.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2017.

Item 6. Selected Financial Data.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have generated $929,655 and $819,448 revenues for the year ended June 30, 2016 and 2017, respectively, and have recorded a gross loss of $205,153 and $232,311 for the year ended June 30, 2016 and 2017. We have incurred $498,411 and $316,620in operating expenses through June 30, 2016 and June 30, 2017. We have other income $77,093 and $130,960 for the year ended June 30, 2016 and 2017.

The following table provides selected financial data about our company for the year ended June 30, 2017 and June 30, 2016.

Statement of Operation	June 30, 2017	June 30, 2016	Change
	Amount	Amount	%

Revenue	$819,448	$929,655	(12)
Cost of revenue	$1,051,759	$1,134,808	(7)
Gross Loss	$232,311	$205,153	13
Operating Expenses	$316,620	$498,411	(37)
Other Income	$130,960	$77,093	70

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended June 30, 2017 was mainly due to a decrease in gold production and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of salaries and depreciation and increased of closing stock as at period ended and weakness of average rate for MYR:USD compared with last year. (2017: 0.2329 2016: 0.2422). Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the period was mainly due to the due to the weakness of average rate for MYR:USD as mentioned above, and a reduction in the provision for professional and consultancy fees payable to related companies.

Plan of Operation

Our Industry and Principal Markets

As reported in the GFMS Annual Surveys 2017 released by Thomson Reuters, gold prices are likely to remain volatile in the near future, and the market is not expected to regain its composure as investors remain averse to risk. The forecast of a $1,259 average per ounce for 2017 is partly predicated on information contained in this report, but also on the expectation that the Indian market will start to find its feet again, helping to contain price weakness and providing a more stable backdrop for the returning investors. The longer term prognosis is for further price gains even against the headwind of the Federal Reserve raising rates.

In another forecast by Business Monitor International (BMI) in mid-2016, global gold mine output growth will continue to decelerate, as miners focus on cost-cutting and divesting from unprofitable assets in a weak price environment. BMI made the forecast for global gold production to increase slightly, from 98.4 million ounces in 2016 to 106 million ounces by 2020, averaging 1.8% growth. BMI also reported that the Malaysia’s mining industry is anticipated to reach US$38.7bn by 2017, growing at an annual average rate of 2.5% from 2011 levels. The bulk of this growth will be led by the country’s nascent gold mining sector, which has attracted a number of foreign investors in recent years. The mineral exploration activities are subject to extensive national and local government regulations in Malaysia, which regulations may be revised or expanded at any time. Generally, compliance with these regulations requires the company to obtain the permits issued by government regulatory agencies. Certain permits require periodic renewal or review of their conditions. Malaysia provides an attractive mining legislative environment for foreign investors, but there is the risk that these laws will change once the country is able to attract enough foreign money.

Subcontractor

In an effort to enhance the efficiency of mine operations at the Merapoh Gold Mine, Champmark Sdn Bhd (“CSB”) entered into an Operation Term Sheet (“OTS”) agreement in July 2013, to outsource the exploitation works of alluvial gold resources at Site IV-1 of the Merapoh Gold Mine to a third party subcontractor Borneo Oil & Gas Corporation Sdn Bhd (“BOG”).

BOG has the experience and local knowledge in managing the exploitation of alluvial gold at the Merapoh Gold Mine. The Company currently intends to continue to outsource the exploitation of alluvial gold at our mine site to BOG as our third party subcontractor. The Company will provide necessary disclosure when any significant agreements have been made with the sub-contractor in the future.

BOG became the Company’s shareholder in January 29, 2014, and was no longer a third party subcontractor.

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

The Company, through its wholly-owned subsidiary company Gold Billion Global Ltd (“GBL”) entered into a letter of intent with Xinjiang Changhe Mining Co., Ltd (“XCM”) on September 29, 2014. Under the letter of intent, GBL has offered to acquire ownership in XCM for the Ayigate Gold Project subject to due diligence. The Ayigate gold mine is located within the Tianshan region in Wuqia County, Xinjiang Uygur Autonomous Region of the People’s Republic of China. After several discussions, the Company decided not to proceed with the offer to acquire ownership in XCM.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the year ended June 30, 2017 and 2016.

Cash Flow Date	June 30, 2017	June 30, 2016

Net Loss from operation	$417,971	$626,471
Net Cash Generated/(Used) from operating activities	$(205,297)	$(32,387)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$164,337	$(39,866)

For the year ended June 30, 2017, the Company had incurred net loss from operation of $417,971 which posted a negative impact to the company’s cash flow. The reconciliation on non-cash items such as depreciation provides negative impact on cash.

In the operation analysis, the net cash used in operating activities increased from $32,387 to $205,297 for the years ended June 30, 2016 and 2017, respectively. The operation loss of $417,971 was partially offset by the noncash expenses such as $118,662 in depreciation. In the operating assets and liabilities, the net decrease in current assets, such as accounts receivable, inventory and deposits was $105,474 whereas the net increase in current liabilities, such as accounts payable, accrued liabilities, advanced from sub-contractor & related parties and taxation payable was $11,462, which provided $212,674 positive cash flow effect but not enough to offset the $417,971 loss in operation and loss from non-cash loss in the reorganization. The final result of the cash flow from operating activities was $205,297 negative cash flow effect.

In the investing and financing analysis, the repayments of bank loans end up with a negative cash flow of $25,663. On September 29, 2016, the Company issued a total of 4,750,000 common shares and generated $190,000 positive cash flow. The positive factors contribute to offset the negative operating cash flow. In addition, the net decrease in exchange rate effect of $63,463 also provided positive cash flow effect. The cash and cash equivalents at the end of June 30, 2017, was increased by $22,503 with $38,616 as balance.

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

Item 8. Financial Statements and Supplementary Data

VERDE RESOURCES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2017

To:	The board of directors and stockholders of
Verde Resources, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Verde Resources, Inc. and its subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the each of the years in the two-year period ended June 30, 2017. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company had a working capital deficiency and accumulated deficit from recurring net losses as of June 30, 2017. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 14 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

Hong Kong, China

September 26, 2017

Verde Resources, Inc

Consolidated Balance Sheets

	As at June 30,	As at June 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$38,616	$16,113
Amount due from related parties	4,088	3,619
Inventories	8,832	123,238
Other deposit & prepayment	2,352	1,546
Total Current Assets	$53,888	$144,516
Long Term Assets
Property, plant and equipment	$23,388	$151,625
Total Long Term Assets	$23,388	$151,625

TOTAL ASSETS	$77,276	$296,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,560,749	$1,626,524
Advanced from related parties	728,634	781,333
Accrual	101,979	147,310
Taxation payable	3,758	2,473
Loans from banks	4,645	27,319
Total Current Liabilities	$2,399,765	$2,584,959
Long term Liabilities
Loans from banks (non-current)	$2,466	$7,777
Total Long Term Liabilities	$2,466	$7,777

TOTAL LIABILITIES	$2,402,231	$2,592,736

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 96,038,909 & 91,288,909 shares issued and outstanding as of June 30, 2017 & June 30, 2016 respectively	$96,039	$91,289
Additional paid-in capital	2,055,243	1,869,993
Accumulated deficit	(4,628,182)	(4,235,777)
Accumulated other comprehensive income(loss)	731,182	531,571
Non-controlled interest	(579,237)	(553,671)
Total Stockholders’ Deficit	$(2,324,955)	$(2,296,595)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,276	$296,141

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Consolidated Statements of Operations

	For the year	For the year
	ended	Ended
	June 30, 2017	June 30, 2016

REVENUES
Revenue	$819,448	$929,655
Cost of revenue	(1,051,759)	(1,134,808)
Gross loss	(232,311)	(205,153)

OPERATING EXPENSES:
Selling, general & administrative expenses	(316,620)	(498,411)
LOSS FROM OPERATIONS	$(548,931)	$(703,564)

OTHER INCOME (EXPENSE)	130,960	77,093

NET LOSS BEFORE INCOME TAX	$(417,971)	$(626,471)

Provision of Income Tax	-	-
NET LOSS	$(417,971)	$(626,471)

Non-controlled interest	25,566	44,393
Net loss contributed to the group	(392,405)	(582,078)

Other comprehensive income(loss)

Foreign currency translation gain(loss)	$199,611	$127,550

Comprehensive loss	$(192,794)	$(454,528)

Basic and Diluted Loss per Common Share	$(0.004)	$(0.006)

Weighted Average Number of Common Shares Outstanding	94,867,676	91,288,909

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-In	Accumulated	Non-Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	Total

Balance - June 30, 2015	91,288,909	$91,289	$1,869,993	$(3,653,699)	$(509,278)	$404,021	$(1,797,674)

Shares issued	5,900,000	5,900	289,100	-	-	-	295,000

Net loss for the period	-	-	-	(582,078)	(44,393)	-	(626,471)

Foreign currency translation gain	-	-	-	-	-	127,550	127,550

Balance - June 30, 2016	91,288,909	$91,289	$1,869,993	$(4,235,777)	$(553,671)	$531,571	$(2,296,595)

Shares issued	4,750,000	4,750	185,250	-	-	-	190,000

Net loss for the period	-	-	-	(392,405)	(25,566)	-	(417,971)

Foreign currency translation gain	-	-	-	-	-	199,611	199,611

Balance - June 30, 2017	96,038,909	$96,039	$2,055,243	$(4,628,182)	$(579,237)	$731,182	$(2,324,955)

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Consolidated Statements of Cash Flows

	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(417,971)	$(626,471)
Adjustments to reconcile loss to net cash used in operations
Depreciation	118,662	290,774
Gain on disposal of fixed assets	-	-
Issuance of common stock (non-cash)	-	-
Changes in operating assets and liabilities
(Increase) decrease in:
Amount due from related party	(709)	(773)
Deposits and prepayment	(70)	159,792
Inventory	106,253	(112,046)
Increase (decrease) in:
Accounts payable	41,835	(4,673)
Accrued liabilities	(41,856)	(7,419)
Advanced from sub-contractor & related parties	(12,890)	267,366
GST Tax payable	1,449	1,063
Net cash (used in) operating activities	(205,297)	(32,387)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	-	-
Addition of motor vehicle	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from bank loans	-	-
Repayments of bank loans	(25,663)	(39,866)
Proceeds from issuance of common stock	190,000	-
Net cash (used in) provided by financing activities	164,337	(39,866)

Net (decrease) in cash and cash equivalents	(40,960)	(72,253)

Effect of exchange rate changes on cash	63,463	51,439

Net (decrease) in cash and cash equivalents	22,503	(20,814)
Cash and cash equivalents at beginning of year	16,113	36,927
Cash and cash equivalents at end of year	$38,616	$16,113

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$777	$2,453
Supplementary non-cash information
Reorganization	$-	$-
Issuance of common stock (non-cash)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc .

Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Verde Resources, Inc. (the “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

Gold Billion Global Limited (“Gold Billion” or “GBL”) was incorporated in British Virgin Islands on February 7, 2013. GBL is setup by the Board of Director of Federal Mining Resources Limited (“FMR”). The major operation of GBL is to manage and monitor the mineral exploration and mining projects of FMR.

On July 1, 2013, FMR has assigned its rights and obligation on Champmark Sdn Bhd (“CSB”) to GBL. Four of the five members of CSB Board of Directors were appointed by FMR, with two of the GBL Board of Directors currently sitting on the CSB Board. According to ASC 810-05-08 A, CSB is a deemed subsidiary of GBL where it has controlled the CSB Board of Directors, has assigned rights to receive future benefits and residual value, and obligation to absorb loss and finance for CSB by GBL. GBL has the power to direct the activities of CSB that most significantly impact CSB’s economic performance and the obligation to absorb losses of CSB that could potentially be significant to the CSB or the right to receive benefits from CSB that could potentially be significant to CSB. GBL is the primary beneficiary of CSB because it has been assigned with all relevant rights and obligation and can direct the activities of CSB through the common directors and the 85% shareholder, FMR. Under 810-23-42, 43, it is determined that CSB is de-facto agent of GBL and GBL is the de-facto principal of CSB. GBL will start to consolidate CSB from July 1, 2013 and the Company will consolidated GBL and CSB from October 25, 2013 onwards.

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

On March 17, 2014, the Company through GBL and its deemed subsidiary CSB entered into a Sub-Contract Agreement with Borneo Oil & Gas Corporation Sdn Bhd (“BOG”) for the engagement of its sub-contractor services to carry out exploration and exploitation works on alluvial and lode gold resources at Site IV-1 of the Merapoh Mine. The Sub-Contract Agreement is for a period of 5 years with a renewal for another 5 years subject to review by both parties. BOG is a wholly-owned subsidiary of Borneo Oil Berhad (BOB) which is listed on the main market of Kuala Lumpur Stock Exchange. BOG being a local company in Malaysia provides the Company with the advantage of local knowledge and well-established connection in dealing with the relevant local authorities in our mining operations.

On April 1, 2014, GBL purchased 85% equity interest of CSB, and CSB became indirect subsidiary of the Company.

Effective August 27, 2014, the Company’s Articles of Incorporation were amended to increase the authorized shares of the Company from 100,000,000 shares of common stock to 250,000,000 shares of common stock. A copy of the Certificate of Amendment was filed with the Nevada Secretary of State. The Form 8K announcing the increase of the authorized shares of the Company was filed with SEC on September 15, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $38,616 and $16,113 in cash and cash equivalents at June 30, 2017 and June 30, 2016, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2017 and June 30, 2016, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of June 30, 2017 and June 30, 2016, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At June 30, 2017 and June 30, 2016 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of June 30, 2017 and June 30, 2016.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“$”) and the accompanying consolidated financial statements have been expressed in United States dollars. The Company’s functional currency is the Malaysian Ringgit ( “MYR”) which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In accordance with ASC Topic 830 “Translation of Financial Statements” , capital accounts of the consolidated financial statements are translated into United States dollars from MYR at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year. The resulting exchange differences are recorded in the consolidated statement of operations.

	June 30, 2017	June 30, 2016
Year-end MYR : $1 exchange rate	0.2329	0.2494
Average MYR : $1 exchange rate	0.2338	0.2442

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs” . Advertising expenses incurred for the years ended June 30, 2017 and year ended June 30, 2016 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of June 30, 2017 and June 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date:

-	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and-A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

The FASB has issued Accounting Standards Update (ASU) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits.

The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.

The amendments also allow only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset).

The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance.

The FASB has issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.

The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award.

Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive.

Although the Master Glossary of the FASB Accounting Standards Codification™ currently defines the term modification as “a change in any of the terms or conditions of a share-based payment award,” Topic 718 does not contain guidance on what changes are substantive or purely administrative.

The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.

These amendments require the entity to account for the effects of a modification unless all of the following conditions are met:

•	The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification;

•	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and

•	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.

Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date.

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At of June 30, 2017 and June 30, 2016 cash and cash equivalents consisted of bank deposits in banks in Malaysia and petty cash on hands.

NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at June 30, 2017 and June 30, 2016 consist of the following items:

	June 30, 2017	June 30, 2016
Amount due from Stable Treasure Sdn. Bhd. (*)	$4,088	$3,619

_______

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at June 30, 2017 and June 30, 2016 are summarized as follows:

	June 30, 2017	June 30, 2016
Inventories	$8,832	$123,238

The inventories represent the gold minerals as at June 30, 2017 and June 30, 2016, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at June 30, 2017 and June 30, 2016 consist of the following items:

	June 30, 2017	June 30, 2016
Due to Changxin Wanlin Technology Co Ltd(*)	$1,501,406	$1,607,775
Other accounts payable	59,343	18,749
	$1,560,749	$1,626,524

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

Advanced from related parties

Advanced from related parties at June 30, 2017 and June 30, 2016 consist of the following items:

	June 30, 2017	June 30, 2016
Advanced from BOG (#1)	$430,169	$492,868
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$98,000	$88,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$728,634	$781,333

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at June 30, 2017, and June 30, 2016, are summarized as follows:

	June 30, 2017	June 30, 2016
Land and Building	$915,962	$980,855
Plant and Machinery	144,268	154,489
Office equipment	18,340	19,640
Project equipment	1,038,707	1,112,294
Computer	9,976	10,683
Motor Vehicle	107,381	114,988
Accumulated depreciation	(2,211,246)	(2,241,324)
	$23,388	$151,625

The depreciation expenses charged for the year ended June 30, 2017 and 2016 were $118,662 and $290,774 respectively.

NOTE 8 - LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	June 30, 2017	June 30, 2016
Loans from banks	$4,645	$27,319
Loans from banks(non-current)	2,466	7,777
Total	$7,111	$35,096

Hire purchase installment loans with total amount $7,533 and $36,377 as at June 30, 2017, and June 30, 2016, are $7,111 and $35,096 net of imprest charges equivalent to interest $422 and $1,281 respectively are summarized as follows:

	Interest Rate	Monthly Due	June 30, 2017	June 30, 2016
Financial institution in Malaysia	N/A*	283	-	1,405
Financial institution in Malaysia	N/A*	283	-	1,405
Financial institution in Malaysia	N/A*	1,514	1,514	21,141
Financial institution in Malaysia	N/A*	266	1,059	4,558
Financial institution in Malaysia	N/A*	199	4,960	7,868
Hire purchase loans payable to banks			$7,533	$36,377

_____

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 5.93% for the rest of entire loans life and periods.

The scheduled maturities of the CSB’s hire purchase installment loans are as follows:

June 30,
2018	$4,960
2019	2,387
2020	186
2021
Later years
Total minimum hire purchase installment payment	$7,533
Less: Amount representing imprest charges equivalent to interest (current portion: $315 and non-current portion:$107)	422
Present value of net minimum lease payments (#)	$7,111

_____

(#) Minimum payment reflected in the balance sheet as current and non-current obligations under hire purchases installment loans as at June 30, 2017.

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	For the year ended	For the period ended
	June 30, 2017	June 30, 2016
US Federal Income Tax Rate.	34%	34%
Valuation allowance - US Rate	(34)%	(34)%
BVI Income Tax Rate	0%	0%
Valuation allowance - BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance - Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	June 30, 2017	June 30, 2016
Deferred tax assets:
Tax attribute carryforwards	$114,774	$229,475
Valuation allowances	(114,774)	(229,475)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for years ended June 30, 2017 and June 30, 2016 or balance sheet as of June 30, 2017 and June 30, 2016. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at June 30, 2017, the Company’s office rent has expired and is currently being rent under month to month term. There are no commitments and contracts on such rental expenses as at June 30, 2017.

As at June 30, 2017, the Company’s hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2017	2016

Net loss applicable to common shares	$(392,405)	$(582,078)

Weighted average common shares outstanding (Basic)	94,867,676	91,288,909
Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	94,867,676	91,288,909

Net loss per share (Basic and Diluted)	$(0.004)	$(0.006)

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

On January 29, 2014, the Company issued a total of 643,229 common shares for $665,238, of which 288,288 common shares at US$1.25 per share, 183,661 common shares at US$0.83 per share and 171,280 common shares at US$0.89 per share, to Borneo Oil & Gas Corporation Sdn Bhd (“BOG”), a Malaysia Limited Liability Company, under the terms of the Sub-Contractor Agreement for the engagement of its sub-contractor services.

On March 10, 2014, the Company issued a total of 693,180 common shares for $609,756, of which 179,340 common shares at US$0.85 per share and 513,840 common shares at US$0.89 per share, to Borneo Oil & Gas Corporation Sdn Bhd (“BOG”), a Malaysia Limited Liability Company, under the terms of the Sub-Contractor Agreement for the engagement of its sub-contractor services.

On January 21, 2015, the Company issued 5,900,000 common shares at US$0.05 per share to Borneo Oil & Gas Corporation Sdn Bhd (“BOG”), a Malaysia Limited Liability Company, under the terms of the Consultant Agreement for the additional services of its sub-contractor.

On September 29, 2016, the Company issued a total of 4,750,000 common shares at US$0.04 per share, of which 2,375,000 common shares to Vincent Lee Sen Min and 2,375,000 common shares to Reggie Abraham, both are Malaysian citizens.

There were 96,038,909 and 91,288,909 common shares issued and outstanding at June 30, 2017 and June 30, 2016 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As at June 30, 2017, advances were made by five companies of $2,230,040 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of June 30, 2017, amounts due from one company of $4,088 related to ordinary business transactions. The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the year ended June 30, 2017, the Company sold $727 worth of gold to BOG.

During the year ended June 30, 2017, the Company earned equipment and vehicle lease rental income of $119,300 from BOG.

During the year ended June 30, 2017, the Company incurred cost of revenue worth of $605,854 to BOG.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the year ended June 30, 2017, the Company has a loss from operations of $548,931 and working capital deficiency of $2,345,877. The Company intends to fund operations through debt and equity financing arrangements.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company’s major suppliers for the year ended June 30, 2017 and 2016 are listed as following:

	Subcontractors		Accounts Payable
	Year	Year
	Ended	Ended
Major Suppliers	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Company A	100%	100%	0%	0%

Customers

The Company’s major customers for the year ended June 30, 2017 and 2016 are listed as following:

	Sales		Accounts Receivable
	Year	Year
	Ended	Ended
Major Customers	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Company M	0%	0%	0%	0%
Company N	1%	1%	0%	0%
Company O	19%	0%	0%	0%
Company P	80%	99%	0%	0%

NOTE 16 - SUBSEQUENT EVENTS

The Company’s office rent has expired as at June 30, 2017, and the Company intends to renew the rental agreement for one year period pending final execution with the landlord.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose except above mentioned matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Independent Accountants:

On October 25, 2016, our independent public accounting firm, DCAW (CPA) Limited, changed its name to Centurion ZD CPA Limited. We were not required to file a current report on Form 8-K under item 4.01 for this event.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of June 30, 2017 based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Balakrishnan B S Muthu	President	55	February 20, 2016
Balakrishnan B S Muthu	Treasurer, Chief Financial Officer, General Manager and Director	55	October 17, 2013
Chen Ching	Director	57	February 20, 2016
Liang Wai Keen	Secretary	46	October 17, 2013

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

Involvement in Certain Legal Proceedings

None.

Compliance with Section 16(a) of the Exchange Act

As of August 27, 2014, the Company’s common stock is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, officers, directors and principal shareholders are subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act. As of the date of this Annual Report, no officer or director has filed beneficial ownership reports as required by Section 16(a).

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, Block B-5, 20/F, Great Smart Tower, 230 Wanchai Rd, Wanchai, Hong Kong.

Board and Committee Meetings

Our board of directors currently consists of two members, Balakrishnan B S Muthu and Chen Ching. The Board held no formal meetings during the year ended June 30, 2017. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently, the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer; and

(b)	each of our two executive officers who were serving as executive officers at the end of the year ended June 30, 2017.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Balakrishnan B S Muthu (1)	2017	31,846	0	0	0	0	0	0	31,846

President, Treasurer, Chief Financial Officer, General Manager, and Director	2016	53,591	0	0	0	0	0	0	53,591

Wu Ming Ding (2)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

_________

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2017.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended June 30, 2017.

Option Exercises and Stock Vested

During our Fiscal year ended June 30, 2017, there were no options exercised by any officer or director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 25, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Balakrishnan B.S. Muthu Block B-5, 20/F., Great Smart Tower, 230 Wanchai Road, Wanchai, Hong Kong	500,000 common shares Indirect ownership through Banavees Resources	0.5%

Chen Ching Block B-5, 20/F., Great Smart Tower, 230 Wanchai Road, Wanchai, Hong Kong	4,746,341 common shares Indirect ownership through Goldlynn Invest Limited	4.9%

Directors and Executive Officers as a Group (1)	5,246,341 common shares	5.4%

Internet.com Ltd	6,406,910 common shares Direct ownership	6.7%

Dynamic State Investments Ltd.	5,650,407 common shares Direct ownership	5.9%

__________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 25, 2017. As of September 25, 2017, there were 96,038,909 shares of our company’s common stock issued and outstanding.

(2)	Balakrishnan Muthu, our President, CFO and a director, and Chen Ching, our director have not filed their respective Forms 3. These shareholders expect to file the forms in the near future.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K, and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2017	Year Ended June 30, 2016
Audit Fees (1)	$57,400	$40,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$2,000	$2,000
All Other Fees (4)	$-	$-
Total	$59,400	$42,000

__________

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

__________

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

VERDE RESOURCES, INC.
(Registrant)

Dated: September 26, 2017	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 26, 2017	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Date: September 26, 2017	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)

