Form 10-Q
period 2017-09-30
VERDE RESOURCES, INC.
filed 2017-11-17
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-55276

Verde Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	32-0457838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Block B-5, 20/F, Great Smart Tower, 230 Wanchai Road, Wanchai, Hong Kong
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

As of November 17, 2017 there were 96,038,909 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED SEPTEMBER 30, 2017

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at September 30,	As at June 30,
	2017	2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$17,151	$38,616
Amount due from related parties	4,420	4,088
Inventories	25,958	8,832
Deposit & prepayment	2,822	2,352
Total Current Assets	$50,351	$53,888
Long Term Assets
Property, plant and equipment	$16,509	$23,388
Total Long Term Assets	$16,509	$23,388

TOTAL ASSETS	$66,860	$77,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,552,872	$1,560,749
Advanced from related parties	735,646	728,634
Accrual	107,574	101,979
Taxation payable	1,667	3,758
Loans from banks	2,531	4,645
Total Current Liabilities	$2,400,290	$2,399,765
Long term Liabilities
Loans from banks (non-current)	$1,965	$2,466
Total Long Term Liabilities	$1,965	$2,466

TOTAL LIABILITIES	$2,402,255	$2,402,231

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 96,038,909 shares issued and outstanding as of September 30, 2017 and June 30, 2017	$96,039	$96,039
Additional paid-in capital	2,055,243	2,055,243
Accumulated deficit	(4,597,899)	(4,628,182)
Accumulated other comprehensive income (loss)	683,072	731,182
Non-controlled interest	(571,850)	(579,237)
Total Stockholders’ Deficit	$(2,335,395)	$(2,324,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$66,860	$77,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2017	2016

REVENUES
Revenue	$20,721	$370,236
Cost of revenue	(11,033)	(505,022)
Gross income(loss)	9,688	(134,786)
OPERATING EXPENSES:
Selling, general & administrative expenses	(14,025)	(93,668)
LOSS FROM OPERATIONS	$(4,337)	$(228,454)

OTHER INCOME, NET	42,007	12,294

NET INCOME( LOSS) BEFORE INCOME TAX	$37,670	$(216,160)

Provision of Income Tax	-	-
NET INCOME(LOSS)	$37,670	$(216,160)

Non-controlled interest	(7,387)	21,670
Net income(loss) contributed to the group	30,283	(194,490)

Other comprehensive income(loss)
Foreign currency translation income(loss)	$(48,110)	$86,359

Comprehensive income(loss)	$(17,827)	$(108,131)

Basic and Diluted Earnings/(Loss) per Common Share	$0.0003	$(0.002)

Weighted Average Number of Common Shares Outstanding	96,038,909	91,392,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$37,670	$(216,160)
Adjustments to reconcile loss to net cash used in operations
Depreciation	7,207	48,125
Waiver of consultancy service fee	(16,729)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	(263)	(231)
Deposits and prepayment	-	(73)
Inventory	(16,838)	90,781
Increase (decrease) in:
Accounts payable	(15,785)	27,671
Accrued liabilities	5,090	(21,177)
GST payable	(3,139)	1,449
Advanced from sub-contractor & related parties	817	58,317
Deposit received from customer	-	-
Net cash used in by operating activities	(1,970)	(11,298)

Cash flows from financing activities:
Repayments of bank loans	(2,710)	(7,850)
Proceeds from issuance of common stock	-	190,000
Net cash (used in) provided by financing activities	(2,710)	182,150

Net (decrease)increased in cash and cash equivalent	(4,680)	170,852

Effect of exchange rate changes on cash	(16,785)	35,048

Net (decrease)increase in cash and cash equivalents	(21,465)	205,900
Cash and cash equivalents at beginning of year	38,616	16,113
Cash and cash equivalents at end of year	$17,151	$222,013

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$66	$362
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Verde Resources, Inc. (the “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is June 30.

Gold Billion Global Limited (“Gold Billion” or “GBL”) was incorporated in British Virgin Islands on February 7, 2013. GBL was setup by the Board of Directors of Federal Mining Resources Limited (“FMR”). The major operation of GBL is to manage and monitor the mineral exploration and mining projects of FMR.

On July 1, 2013, FMR assigned its rights and obligation on Champmark Sdn Bhd (“CSB”) to GBL. Four of the five members of CSB Board of Directors were appointed by FMR, with two of the GBL Board of Directors currently sitting on the CSB Board. According to ASC 810-05-08 A, CSB is a deemed subsidiary of GBL, where it has controlled the CSB Board of Directors, has assigned rights to receive future benefits and residual value and obligations to absorb loss and finance for CSB by GBL. GBL has the power to direct the activities of CSB that most significantly impact CSB’s economic performance and the obligation to absorb losses of CSB that could potentially be significant to the CSB or the right to receive benefits from CSB that could potentially be significant to CSB. GBL is the primary beneficiary of CSB because it has been assigned with all relevant rights and obligation and can direct the activities of CSB through the common directors and the 85% shareholder, FMR. Under 810-23-42, 43, it is determined that CSB is de-facto agent of GBL and GBL is the de-facto principal of CSB. GBL started to consolidate CSB from July 1, 2013, and the Company consolidated GBL and CSB from October 25, 2013, onwards.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended September 30, 2017 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $17,151 and $38,616 in cash and cash equivalents at September 30, 2017 and June 30, 2017, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At and, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of September 30, 2017 and June 30, 2017, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At September 30, 2017 and June 30, 2017 there was no allowance for doubtful accounts.

Fair Value

ASC Topic 820 “Fair Value Measurement and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;
•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The Company did not have any convertible bonds as of September 30, 2017 and June 30, 2017.

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

	September 30, 2017	June 30, 2017

Period-end MYR : $1 exchange rate	0.2368	0.2329
Average MYR : $1 exchange rate	0.2348	0.2338

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

Mineral Acquisition and Exploration Costs

The Company has been primarily engaged in the acquisition, exploration, and development of mining properties. The Company was no longer considered an exploration stage after the reverse take-over with its subsidiary GBL.

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

Revenue Recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs” . Advertising expenses incurred for the periods ended September 30, 2017 and June 30, 2017 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of September 30, 2017 and June 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business , clarifying the vdefinition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

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

NOTE 3 – CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2017 and June 30, 2017 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 – AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at September 30, 2017 and June 30, 2017 consist of the following items:

	September 30, 2017	June 30, 2017

Amount due from Stable Treasure Sdn. Bhd. (*)	$4,420	$4,088

_____________

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 – INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at September 30, 2017 and June 30, 2017 are summarized as follows:

	September 30, 2017	June 30, 2017

Inventories	$25,958	$8,832

The inventories represent the gold minerals as at September 30, 2017 and June 30, 2017, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 – ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at September 30, 2017 and June 30, 2017 consist of the following items:

	September 30, 2017	June 30, 2017

Due to Changxin Wanlin Technology Co Ltd(*)	$1,526,342	$1,501,406
Other accounts payable	26,530	59,343
	$1,552,872	$1,560,749

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

Advanced from related parties

Advanced from related parties at September 30, 2017 and June 30, 2017, consist of the following items:

	September 30, 2017	June 30, 2017

Advanced from BOG (#1)	$431,181	$430,169
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$104,000	$98,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$735,646	$728,634

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment at September 30, 2017 and June 30, 2017 are summarized as follows:

	September 30, 2017	June 30, 2017

Land and Building	$931,175	$915,962
Plant and Machinery	146,664	144,268
Office equipment	18,645	18,340
Project equipment	1,055,957	1,038,707
Computer	10,142	9,976
Motor Vehicle	109,164	107,381
Accumulated depreciation	(2,255,238)	(2,211,246)
	$16,509	$23,388

The depreciation expenses charged for the period ended September 30, 2017 and 2016 was $7,207 and $48,125.

NOTE 8 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	September 30, 2017	June 30, 2017

Loans from banks	$2,531	$4,645
Loans from banks(non-current)	1,965	2,466
Total	$4,496	$7,111

Hire purchase installment loans with total amount $4,700 and $7,533 as at September 30, 2017 and June 30, 2017 are $4,496 and $7,111 net of imprest charges equivalent to interest $204 and $422 are summarized as follows:

	Interest Rate	Monthly Due	September 30, 2017	June 30, 2017

Financial institution in Malaysia	N/A*	1,514	-	1,514
Financial institution in Malaysia	N/A*	271	264	1,059
Financial institution in Malaysia	N/A*	202	4,436	4,960
Hire purchase loans payable to banks			$4,700	$7,533

_____________

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 4.54% for the entire loans life and periods.

The scheduled maturities of the CSL’s hire purchase installment loans are as follows:

September 30,
2018	2,690
2019	2,010
2020	-
Later years	-
Total minimum hire purchase installment payment	$4,700
Less: Amount representing imprest charges equivalent to interest (current portion: $160 and non-current portion: $44)	204
Present value of net minimum lease payments (#)	$4,496

_____________

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at September 30, 2017.

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	Period ended
	September 30, 2017	June 30, 2017

US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34)%	(34)%
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	September 30, 2017	June 30, 2017
Deferred tax assets:
Tax attribute carryforwards	$8,199	$114,774
Valuation allowances	(8,199)	(114,774)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period September 30, 2017 and June 30, 2017 or balance sheet as of September 30, 2017 and June 30, 2017. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As at September 30, 2017, the Company’s hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2017	2016

Net income(loss) applicable to common shares	$30,283	$(194,490)

Weighted average common shares outstanding (Basic)	96,038,909	91,392,170
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	96,038,909	91,392,170

Net income(loss) per share (Basic and Diluted)	$0.0003	$(0.002)

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

There were 96,038,909 common shares issued and outstanding at September 30, 2017 and June 30, 2017 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 – RELATED PARTY TRANSACTIONS

As of September 30, 2017, advances were made by five companies of $2,261,988 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of September 30, 2017, amounts due from one company of $4,420 related to ordinary business transactions. The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended September 30, 2017, the Company incurred cost of revenue worth of $15,334 to BOG.

NOTE 14 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the period ended September 30, 2017, the Company had an accumulated deficit of $4,597,899 and working capital deficiency of $2,349,939. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending September 30, 2017 and subsequently.

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

NOTE 15 – CONCENTRATIONS

Suppliers

The Company’s major suppliers for the period ended September 30, 2017 and 2016 are listed as following:

	Subcontractors		Accounts Payable
	Three	Three
	Months	Months
	Ended	Ended
Major Suppliers	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Company A	100%	100%	0%	0%

Customers

The Company’s major customers for the period ended September 30, 2017 and 2016 are listed as following:

	Sales		Accounts Receivable
	Three	Three
	Months	Months
	Ended	Ended
Major Customers	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Company N	0%	1%	0%	0%
Company O	100%	99%	0%	0%

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

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Business Overview

The Company is a Nevada corporation that conducts business operations in Pahang Malaysia through Champmark Sdn Bhd (“CSB”), a privately limited liability company incorporated in Malaysia which is a deemed subsidiary under the management control of our 100% subsidiary GBL.

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

On July 1, 2013, the Company’s subsidiary GBL entered into a series of agreements (“VIE agreements”) with FMR and details of the VIE agreements are as follows:

1.	Management Agreement, FMR entrusted the management rights of its subsidiary CSB to GBL that include:

	i)	management and administrative rights over the day-to-day business affairs of CSB and the mining operation at Site IV-1 of the Merapoh Gold Mine;
	ii)	final right for the appointment of members to the Board of Directors and the management team of CSB;
	iii)	to act as principal of CSB;
	iv)	an obligation to provide financial support to CSB;
	v)	an option to purchase an equity interest in CSB;
	vi)	an entitlement to future benefits and residual value of CSB;
	vii)	a right to impose no dividend policy;
	viii)	human resources management.

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 19 kilograms gold from July 2016 to June 2017. According to the ASC 930-330-20 Glossary, the production phase is defined as “when saleable minerals are extracted (produced) from an ore body, regardless of the level of production”. However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Results of Operations

For the three months ended September 30, 2017 and 2016:

We have generated $20,721 and $370,236 revenues for the three months ended September 30, 2017 and 2016, and have recorded a gross profit(loss) of $9,688 and $(134,786) for the three months ended September 30, 2017 and 2016. We have incurred $14,025 and $93,668 in operating expenses through September 30, 2017 and 2016. We have other income, net $42,007 and $12,294 for the three months ended September 30, 2017 and 2016.

The following table provides selected financial data about our company for the three months ended September 30, 2017 and September 30, 2016.

Statement of Operation	9/30/2017	9/30/2016	Change
	Amount	Amount	%
Revenue	$20,721	$370,236	(94)%
Cost of revenue	$11,033	$505,022	(98)%
Gross Profit(Loss)	$9,688	$(134,786)	107%
Operating Expenses	$14,025	$93,668	(85)%
Other Income, net	$42,007	$12,294	242%

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended September 30, 2017 was mainly due to a decrease in gold production because of depleting mineral reserves in the mine and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of gold production during the period and a substantial increase in closing inventories as during the period-end. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the period was mainly due to the decrease of salaries during the period. Net other income comprise mainly of miscellaneous non-operating expenses, equipment rental income and waiver of consultancy service fee. The increase in net other income for the period was mainly due to the increase of equipment rental income and the waiver of consultancy service fee.

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

In another forecast by Business Monitor International (BMI) in mid-2016, global gold mine output growth will continue to decelerate, as miners focus on cost cutting and divesting from unprofitable assets in a weak price environment. BMI made the forecast for global gold production to increase slightly, from 98.4 million ounces in 2016 to 106 million ounces by 2020, averaging 1.8% growth. BMI also reported that the Malaysia’s mining industry is anticipated to reach US$38.7bn by 2017, growing at an annual average rate of 2.5% from 2011 levels. The bulk of this growth will be led by the country’s nascent gold mining sector, which has attracted a number of foreign investors in recent years. The mineral exploration activities are subject to extensive national and local government regulations in Malaysia, which regulations may be revised or expanded at any time. Generally, compliance with these regulations requires the company to obtain the permits issued by government regulatory agencies. Certain permits require periodic renewal or review of their conditions. Malaysia provides an attractive mining legislative environment for foreign investors, but there is the risk that these laws will change once the country is able to attract enough foreign money.

Subcontractor

In an effort to enhance the efficiency of mine operations at the Merapoh Gold Mine, Champmark Sdn Bhd (“CSB”) entered into an Operation Term Sheet (“OTS”) agreement in July 2013 to outsource the exploitation works of alluvial gold resources at Site IV-1 of the Merapoh Gold Mine to a subcontractor Borneo Oil & Gas Corporation Sdn Bhd (“BOG”).

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended September 30, 2017 and 2016.

Cash Flow Date	9/30/2017	9/30/2016
Net Profit(Loss) from operation	$37,670	$(216,160)
Net Cash Generated/(Used) from operating activities	$(1,970)	$(11,298)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$(2,710)	$182,150

For the three months ended September 30, 2017, the Company had incurred net profit from operation of $37,670 which posted a positive impact to the company’s cash flow. The reconciliation on non-cash items such as depreciations provide positive impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $(11,298) to $(1,970). The $37,670 net profit was partially offset by the noncash income such as $16,729 in waiver of consultancy fee less $7,207 in depreciation. In the operating assets and liabilities, the net decrease in current assets, such as accounts receivable from related parties, inventory and deposits and prepayment was $17,101 whereas the net decrease in current liabilities, such as accounts payable, accrued liabilities, advanced from sub-contractor & related parties and taxation payable was $13,017. The final result of the cash flow from operating activities was $(1,970) negative cash flow effect.

In the investing cash flow analysis, there was no change for the three months ended September 30, 2017.

In the financing analysis, there was the repayments of bank loans of $2,710.

The net increase in exchange rate effect of $16,785 provided a negative cash flow effect. The cash and cash equivalents at the end of September 30, 2017, was decreased by $21,465 with $17,151 as a balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of September 30, 2017.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended September 30, 2017.

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
101*

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2017, and June 30, 2017, (ii) Condensed Statements of Operations for the three months ended September 30, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: November 17, 2017	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

