Form 10-Q
period 2017-12-31
VERDE RESOURCES, INC.
filed 2018-02-12
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of February 12, 2018 there were 96,038,909 shares of the issuer's common stock, par value $0.001, outstanding.

 VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

2

Item 1. Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED DECEMBER 31, 2017

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at December 31,	As at June 30,
	2017	2017
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$11,225	$38,616
Amount due from related parties	4,614	4,088
Inventories	13,278	8,832
Deposit & prepayment	2,945	2,352
Total Current Assets	$32,062	$53,888
Long Term Assets
Property, plant and equipment	$11,900	$23,388
Total Long Term Assets	$11,900	$23,388

TOTAL ASSETS	$43,962	$77,276

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,644,145	$1,560,749
Advanced from related parties	766,798	728,634
Accrual	63,550	101,979
Taxation payable	(34)	3,758
Loans from banks	2,397	4,645
Total Current Liabilities	$2,476,856	$2,399,765
Long term Liabilities
Loans from banks (non-current)	$1,441	$2,466
Total Long Term Liabilities	$1,441	$2,466

TOTAL LIABILITIES	$2,478,297	$2,402,231

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 96,038,909 shares issued and outstanding as of December 31, 2017 & June 30, 2017 respectively	$96,039	$96,039
Additional paid-in capital	2,055,243	2,055,243
Accumulated deficit	(4,568,446)	(4,628,182)
Accumulated other comprehensive income (loss)	554,494	731,182
Non-controlled interest	(571,665)	(579,237)
Total Stockholders' Deficit	$(2,434,335)	$(2,324,955)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,962	$77,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

REVENUES
Revenue	22,802	186,767	$43,523	$557,003
Cost of revenue	(35,046)	(131,028)	(46,079)	(636,050)
Gross profit (loss)	(12,244)	55,739	(2,556)	(79,047)
OPERATING EXPENSES:
Selling, general & administrative expenses	25,325	(102,371)	11,300	(196,039)
PROFIT (LOSS) FROM OPERATIONS	13,081	(46,632)	$8,744	$(275,086)

OTHER INCOME(EXPENSES)	16,557	35,450	58,564	47,744

NET PROFIT (LOSS) BEFORE INCOME TAX	29,638	(11,182)	$67,308	$(227,342)

Provision of Income Tax	-	-	-	-
NET PROFIT (LOSS)	29,638	(11,182)	$67,308	$(227,342)

Non-controlled interest	(185)	(10,045)	(7,572)	11,625
Net profit (loss) contributed to the group	29,453	(21,227)	59,736	(215,717)

Other comprehensive income(loss)
Foreign currency translation income(loss)	(128,578)	72,179	$(176,688)	$158,538

Comprehensive income(loss)	$(99,125)	$50,952	$(116,952)	$(57,179)

Basic and Diluted Profit (Loss) per Common Share	$0.0003	$(0.0001)	$0.0007	$(0.0024)

Weighted Average Number of Common Shares Outstanding	96,038,909	93,715,539	96,038,909	93,715,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net profit (loss)	$67,308	$(227,342)
Adjustments to reconcile loss to net cash used in operation
Depreciation	12,475	83,475
Waiver of consultancy service fee	(17,006)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	(267)	(214)
Deposits and prepayment	-	(2,086)
Inventory	(3,773)	72,000
Increase (decrease) in:
Accounts payable	6,489	47,470
Accrued liabilities	(39,394)	(52,385)
GST payable	(4,904)	687
Advanced from sub-contractor & related parties	(8,758)	11,382
Deposit received from customer	-	-
Net cash (used in) operating activities	12,170	(67,013)

Cash flows from financing activities:
Repayments of bank loans	(3,581)	(5,217)
Proceeds from issuance of common stock	-	190,000
Net cash provided by (used in) financing activities	(3,581)	184,783

Net increase (decrease) in cash and cash equivalent	8,589	117,770

Effect of exchange rate changes on cash	(35,980)	(43,275)

Net increase (decrease) in cash and cash equivalents	(27,391)	74,495
Cash and cash equivalents at beginning of year	38,616	16,113
Cash and cash equivalents at end of year	$11,225	$90,608

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$119	$280
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

 Notes to Condensed Consolidated Financial Statements

December 31, 2017

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

Effective February 2, 2018, the Company's Articles of Incorporation were amended to increase the authorized shares of the Company from 250,000,000 shares of common stock to 10,000,000,000 shares of common stock. A copy of the Certificate of Amendment was filed with the Nevada Secretary of State. The Form 8K announcing the increase of the authorized shares of the Company was filed with SEC on February 6, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended December 31, 2017 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $11,225 and $38,616 in cash and cash equivalents at December 31, 2017 and June 30, 2017, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At and, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge. As of December 31, 2017 and June 30, 2017, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At December 31, 2017 and June 30, 2017 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of December 31, 2017 and June 30, 2017.

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

	December 31, 2017	June 30, 2017
Period-end MYR : $1 exchange rate	0.2471	0.2329
Average MYR : $1 exchange rate	0.2387	0.2338

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs" . Advertising expenses incurred for the periods ended December 31, 2017 and June 30, 2017 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of December 31, 2017 and June 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business , clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

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

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2017 and June 30, 2017 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at December 31, 2017 and June 30, 2017 consist of the following items:

	December 31, 2017	June 30, 2017
Amount due from Stable Treasure Sdn. Bhd. (*)	$4,614	$4,088

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at December 31, 2017 and June 30, 2017 are summarized as follows:

	December 31, 2017	June 30, 2017
Inventories	$13,278	$8,832

The inventories represent the gold minerals as at December 31, 2017 and June 30, 2017, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at December 31, 2017 and June 30, 2017 consist of the following items:

	December 31, 2017	June 30, 2017
Due to Changxin Wanlin Technology Co Ltd(*)	$1,593,122	$1,501,406
Other accounts payable	51,023	59,343
	$1,644,145	$1,560,749

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

Advanced from related parties

 Advanced from related parties at December 31, 2017 and June 30, 2017 consist of the following items:

	December 31, 2017	June 30, 2017
Advanced from BOG (#1)	$456,333	$430,169
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$110,000	$98,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$766,798	$728,634

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2017 and June 30, 2017 are summarized as follows:

	December 31, 2017	June 30, 2017
Land and Building	$971,915	$915,962
Plant and Machinery	153,081	144,268
Office equipment	19,461	18,340
Project equipment	1,102,157	1,038,707
Computer	10,585	9,976
Motor Vehicle	113,940	107,381
Accumulated depreciation	(2,359,239)	(2,211,246)
	$11,900	$23,388

The depreciation expenses charged for the period ended December 31, 2017 and 2016 was $12,475 and $83,475.

NOTE 8 - LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	December 31, 2017	June 30, 2017
Loans from banks	$2,397	$4,645
Loans from banks(non-current)	1,441	2,466
Total	$3,838	$7,111

Hire purchase installment loans with total amount $3,997 and $7,533 as at December 31, 2017and June 30, 2017 were $3,838 and $7,111 net of imprest charges equivalent to interest $159 and $422 are summarized as follows:

	Interest	Monthly	December 31,	June 30,
	Rate	Due	2017	2017
Financial institution in Malaysia	N/A*	1,514	-	1,514
Financial institution in Malaysia	N/A*	266	-	1,059
Financial institution in Malaysia	N/A*	211	3,997	4,960
Hire purchase loans payable to banks			$3,997	$7,533

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 4.14% for the entire loans life and periods.

The scheduled maturities of the CSL's hire purchase installment loans are as follows:

December 31,
2018	2,533
2019	1,464
2020	-
2021	-
Later years	-
Total minimum hire purchase installment payment	$3,997
Less: Amount representing imprest charges equivalent to interest (current portion: $135 and non-current portion: $24)	(159)
Present value of net minimum lease payments (#)	$3,838

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at December 31, 2017

NOTE 9 - INCOME TAX

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	Period ended
	December 31,	June 30,
	2017	2017
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34)%	(34)%
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company's net deferred tax liabilities and assets are as follows:

	December 31, 2017	June 30, 2017
Deferred tax assets:
Tax attribute carryforwards	$18,403	$114,774
Valuation allowances	(18,403)	(114,774)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period December 31, 2017and June 30, 2017or balance sheet as of December 31, 2017and June 30, 2017 The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at December 31, 2017 the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2017	2016
Net income(loss) applicable to common shares	$29,638	$(11,182)

Weighted average common shares
outstanding (Basic)	96,038,909	93,715,539
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	96,038,909	93,715,539

Net income(loss) per share (Basic and Diluted)	$0.0003	$(0.0001)

	Six Months Ended December 31,
	2017	2016
Net income(loss) applicable to common shares	$67,308	$(227,342)

Weighted average common shares
outstanding (Basic)	96,038,909	93,715,539
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	96,038,909	93,715,539

Net income(loss) per share (Basic and Diluted)	$0.0007	$(0.0024)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 12 - CAPITAL STOCK

Authorized Stock

The Company has authorized 10,000,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Effective February 2, 2018, the Company's Articles of Incorporation were amended to increase the authorized shares of the Company from 250,000,000 shares of common stock to 10,000,000,000 shares of common stock. A copy of the Certificate of Amendment was filed with the Nevada Secretary of State. The Form 8K announcing the increase of the authorized shares of the Company was filed with SEC on February 6, 2018.

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

There were 96,038,909 common shares issued and outstanding at December 31, 2017 and June 30, 2017 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of December 31, 2017, advances were made by five companies of $2,359,920 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of December 31, 2017, amounts due from one company of $4,614 related to ordinary business transactions. The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended December 31, 2017, the Company received other income of $41,561 from BOG.

During the period ended December 31, 2017, the Company incurred cost of revenue worth of $32,208 to BOG.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the period ended December 31, 2017, the Company has a profit from operations of $8,744 and working capital deficiency of $2,444,794. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending December 31, 2017 and subsequently.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company's major suppliers for the period ended December 31, 2016 and 2015 are listed as following:

	Subcontractors		Accounts Payable
	Six	Six
	Months	Months
	Ended	Ended
Major Suppliers	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the period ended December 31, 2017 and 2016 are listed as following:

	Sales		Accounts Receivable
	Six	Six
	Months	Months
	Ended	Ended
Major Customers	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Company N	0%	1%	0%	0%
Company O	100%	99%	0%	0%

NOTE 16 - SUBSEQUENT EVENTS

Effective February 2, 2018, the Company's Articles of Incorporation were amended to increase the authorized shares of the Company from 250,000,000 shares of common stock to 10,000,000,000 shares of common stock. A copy of the Certificate of Amendment was filed with the Nevada Secretary of State. The Form 8K announcing the increase of the authorized shares of the Company was filed with SEC on February 6, 2018.

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

Effective February 2, 2018, the Company's Articles of Incorporation were amended to increase the authorized shares of the Company from 250,000,000 shares of common stock to 10,000,000,000 shares of common stock. A copy of the Certificate of Amendment was filed with the Nevada Secretary of State. The Form 8K announcing the increase of the authorized shares of the Company was filed with SEC on February 6, 2018.

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 8 kilogram gold from January 2017 to December 2017. According to the ASC 930-330-20 Glossary, the production phase is defined as "when saleable minerals are extracted (produced) from an ore body, regardless of the level of production". However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Results of Operations

For the three months ended December 31, 2017 and 2016:

We have generated $22,802 and $186,767 revenues for the three months ended December 31, 2017 and 2016, and have recorded a gross income (loss) of $(12,244) and $55,739 for the three months ended December 31, 2017 and 2016. We have incurred $25,325 and $(102,371) in operating income (expenses) through December 31, 2017 and 2016. We have other income (expenses) $16,557 and $35,450 for the three months ended December 31, 2017 and 2016.

The following table provides selected financial data about our company for the three months ended December 31, 2017 and December 31, 2016.

Statement of Operation	12/31/2017	12/31/2016	Change
	Amount	Amount	%
Revenue	$22,802	$186,767	(88%)
Cost of revenue	$35,046	$131,028	(73%)
Gross Income (Loss)	$(12,244)	$55,739	(122%)
Operating Income (Expenses)	$25,325	$(102,371)	(125%)
Other Income(Expenses)	$16,557	$35,450	(53%)

For the six months ended December 31, 2017 and 2016:

We have generated $43,523 and $557,003 revenues for the six months ended December 31, 2017 and 2016, and have recorded a gross loss of $2,556 and $79,047 for the six months ended December 31, 2017 and 2016. We have incurred $11,300 and $(196,039) in operating income (expenses) through December 31, 2017 and 2016. We have other income $58,564 and $47,744 for the six months ended December 31, 2017 and 2016.

The following table provides selected financial data about our company for the six months ended December 31, 2017 and December 31, 2016.

Statement of Operation	12/31/2017	12/31/2016	Change
	Amount	Amount	%
Revenue	$43,523	$557,003	(92%)
Cost of revenue	$46,079	$636,050	(93%)
Gross Loss	$2,556	$79,047	(97%)
Operating Income (Expenses)	$11,300	$(196,039)	(106%)
Other Income(Expenses)	$58,564	$47,744	23%

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended December 31, 2017 was mainly due to a decrease in gold production because of depleting mineral reserves in the mine and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of gold production corresponding to the decrease in revenue during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the period was mainly due to the decrease of salaries and an increase in foreign exchange gain during the period. Net other income comprise mainly of miscellaneous non-operating expenses, equipment rental income and waiver of consultancy service fee. The increase in net other income for the period was mainly due to the increase of equipment rental income and the waiver of consultancy service fee.

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue and cost of revenue for the period ended December 31, 2017 was mainly due to a decrease in gold production and gold sales during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The operating expenses were mainly denominated in MYR and decrease compared with six months ended December 31, 2016 due to decrease of salaries and an increase in foreign exchange gain during the period. Moreover, the average rate of MYR : USD for six months December 31, 2017 and December 31, 2016 was 0.2387 and 0.2387 respectively.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the six months ended December 31, 2017 and December 31, 2016.

Cash Flow Date	12/31/2017	12/31/2016
Net Profit (Loss) from operation	$67,308	$(227,342)
Net Cash Generated/(Used) from operating activities	$12,170	$(67,013)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$(3,581)	$184,783

For the six months ended December 31, 2017, the Company had incurred net profit from operation of $67,308 which posted a positive impact to the company's cash flow. The reconciliation on non-cash items such as depreciations provide negative impact on cash.

In the operation analysis, the net cash generated in operating activities increased from $(67,013) to $12,170. The $67,308 net profit was partially offset by the noncash income such as $17,006 in waiver of consultancy fee less $12,475 in depreciation. In the operating assets and liabilities, the net increase in current assets, such as accounts receivable from related parties, deposits and prepayment was $4,040 whereas the net decrease in current liabilities, such as accounts payable, accrued liabilities, advanced from related parties and deposit received from customer was $46,567, which provided negative cash flow effect to offset the $67,308 profit in operation. The final result of the cash flow from operating activities was positive cash flow effect.

In the investing cash flow analysis, there was no change for the three months ended December 31, 2017.

In the financing analysis, there was loan principal $3,581 repaid to the bank for the six months ended December 31, 2017, compared to $5,217 repaid to the bank for the six months ended December 31, 2016. There was also proceeds from the issuance of common stock of $190,000 for six months ended December 31, 2016.

Besides, the net increase in exchange rate effect of $35,980 provided a negative cash flow effect. The cash and cash equivalents at the end of December 31, 2017, was decreased by $27,391 with $11,225 as balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2017.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (" Dodd-Frank Act "), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended December 31, 2017.

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

101*

* The following financial information from Verde Resources, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2017, and June 30, 2017, (ii) Condensed Statements of Operations for the three and six months ended December 31, 2017 and 2016, (iii) Condensed Statements of Cash Flows for the six months ended December 31, 2017 and 2016, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: February 12, 2018	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

