Form 10-Q
period 2018-03-31
VERDE RESOURCES, INC.
filed 2018-05-15
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of May 15, 2018 there were 115,038,909 shares of the issuer's common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED MARCH 31, 2018

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at March 31,	As at June 30,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$33,720	$38,616
Amount due from related parties	4,831	4,088
Inventories	20,523	8,832
Deposit & prepayment	3,081	2,352
Total Current Assets	$62,155	$53,888
Long Term Assets
Property, plant and equipment	$9,442	$23,388
Total Long Term Assets	$9,442	$23,388

TOTAL ASSETS	$71,597	$77,276

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,669,224	$1,560,749
Advanced from related parties	818,723	728,634
Accrual	49,180	101,979
Taxation payable	4,591	3,758
Loans from banks	2,542	4,645
Total Current Liabilities	$2,544,260	$2,399,765
Long term Liabilities
Loans from banks (non-current)	$861	$2,466
Total Long Term Liabilities	$861	$2,466

TOTAL LIABILITIES	$2,545,121	$2,402,231

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 115,038,909 and 96,038,909 shares issued and outstanding as of March 31, 2018 & June 30, 2017 respectively	$115,039	$96,039
Additional paid-in capital	2,416,243	2,055,243
Accumulated deficit	(4,857,956)	(4,628,182)
Accumulated other comprehensive income (loss)	413,793	731,182
Non-controlled interest	(560,643)	(579,237)
Total Stockholders' Deficit	$(2,473,524)	$(2,324,955)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,597	$77,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

REVENUES
Revenue	14,422	136,508	$57,945	$693,511
Cost of revenue	(10,846)	(231,953)	(56,925)	(868,003)
Gross loss	3,576	(95,445)	1,020	(174,492)

OPERATING EXPENSES:
Selling, general & administrative expenses	(353,539)	(40,723)	(342,239)	(236,762)
LOSS FROM OPERATIONS	(349,963)	(136,168)	$(341,219)	$(411,254)

OTHER INCOME(EXPENSES)	71,475	34,281	130,039	82,025

NET LOSS BEFORE INCOME TAX	(278,488)	(101,887)	$(211,180)	$(329,229)

Provision of Income Tax	-	-	-	-
NET LOSS	(278,488)	(101,887)	$(211,180)	$(329,229)

Non-controlled interest	(11,022)	11,923	(18,594)	23,548
Net loss contributed to the group	(289,510)	(89,964)	(229,774)	(305,681)

Other comprehensive income(loss)
Foreign currency translation income(loss)	(140,701)	66,141	$(317,389)	$224,679

Comprehensive income(loss)	$(430,211)	$(23,823)	$(547,163)	$(81,002)

Basic and Diluted Loss per Common Share	$(0.003)	$(0.001)	$(0.002)	$(0.003)

Weighted Average Number of Common Shares Outstanding	98,188,544	94,478,690	98,188,544	94,478,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(211,180)	$(329,229)
Adjustments to reconcile loss to net cash used in operations
Depreciation	15,645	100,899
Waiver of consultancy service fee	(17,435)	-
Stock-based compensation	380,000	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	(274)	(687)
Deposits and prepayment	-	(68)
Inventory	(10,127)	61,839
Other receivable	-	-
Increase (decrease) in:
Accounts payable	(42,875)	37,447
Accrued liabilities	(54,771)	(73,410)
GST payable	(652)	955
Advanced from sub-contractor & related parties	(25,584)	26,132
Deposit received from customer	-	-
Net cash provided by (used in) operating activities	32,747	(176,122)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	-	-
Addition of motor vehicle	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from bank loans	-	-
Repayments of bank loans	(4,253)	(14,777)
Shareholders' loans waived	-	-
Proceeds from issuance of common stock	-	190,000
Net cash (used in) provided by financing activities	(4,253)	175,223

Net increase (decrease) in cash and cash equivalent	28,494	(899)

Effect of exchange rate changes on cash	(33,390)	33,730

Net increase (decrease) in cash and cash equivalents	(4,896)	32,831
Cash and cash equivalents at beginning of period	38,616	16,113
Cash and cash equivalents at end of period	$33,720	$48,944

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$167	$746
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended March 31, 2018 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $33,720 and $38,616 in cash and cash equivalents at March 31, 2018 and June 30, 2017, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At and, the Company has no allowance for doubtful accounts, as per management's judgment based on their best knowledge. As of March 31, 2018 and June 30, 2017, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At March 31, 2018 and June 30, 2017 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of March 31, 2018 and June 30, 2017.

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

	March 31, 2018	June 30, 2017
Period-end MYR : $1 exchange rate	0.2588	0.2329
Average MYR : $1 exchange rate	0.2447	0.2338

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, "Advertising Costs" . Advertising expenses incurred for the periods ended March 31, 2018 and June 30, 2017 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of March 31, 2018 and June 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

The FASB has issued Accounting Standards Update (ASU) No. 2018-01, Leases (Topic 842):Land Easement Practical Expedient for Transition to Topic 842, which clarifies the application of the new leases guidance to land easements and eases adoption efforts for some land easements.

ASU 2018-01 is expected to reduce the cost of adopting the new leases standard for certain land easements. It is also an attempt to help ensure that companies can make a successful transition to the standard without compromising the quality of information provided to investors about these transactions. Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose. Land easements are used by utility and telecommunications companies, for example, when they need to take a small strip of land, or easement, to bury wires. Not all companies have historically accounted for them as leases. Stakeholders pointed out that the requirement to evaluate all old and existing land easements, sometimes numbering in the tens of thousands, to determine if they meet the definition of a lease under the new standard could be very costly. They also noted there would be limited benefit to applying this requirement, as many of their land easements would not meet the definition of a lease, or even if they met that definition, many of their easements are prepaid and, therefore, already are recognized on the balance sheet.

The land easements ASU addresses this by:

•	Providing an optional transition practical expedient that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standard; and

•	Clarifying that new or modified land easements should be evaluated under the new leases standard, once an entity has adopted the new standard.

The FASB issued an Accounting Standards Update (ASU) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.

ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

•	A description of the accounting policy for releasing income tax effects from AOCI;

•	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and

•	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2018 and June 30, 2017 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at March 31, 2018 and June 30, 2017 consist of the following items:

	March 31, 2018	June 30, 2017

Amount due from Stable Treasure Sdn. Bhd. (*)	$4,831	$4,088

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at March 31, 2018 and June 30, 2017 are summarized as follows:

	March 31, 2018	June 30, 2017

Inventories	$20,523	$8,832

The inventories represent the gold minerals as at March 31, 2018 and June 30, 2017, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at March 31, 2018 and June 30, 2017 consist of the following items:

	March 31, 2018	June 30, 2017
Due to Changxin Wanlin Technology Co Ltd(*)	$1,668,173	$1,501,406
Other accounts payable	1,051	59,343
	$1,669,224	$1,560,749

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

Advanced from related parties

 Advanced from related parties at March 31, 2018 and June 30, 2017, consist of the following items:

	March 31, 2018	June 30, 2017
Advanced from BOG (#1)	$502,258	$430,169
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$116,000	$98,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$818,723	$728,634

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at March 31, 2018 and June 30, 2017 are summarized as follows:

	March 31, 2018	June 30, 2017
Land and Building	$1,017,702	$915,962
Plant and Machinery	160,292	144,268
Office equipment	20,378	18,340
Project equipment	1,154,079	1,038,707
Computer	11,084	9,976
Motor Vehicle	119,308	107,381
Accumulated depreciation	(2,473,401)	(2,211,246)
	$9,442	$23,388

The depreciation expenses charged for the period ended March 31, 2018 and 2017 was $15,645 and $100,899.

NOTE 8 - LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	March 31, 2018	June 30, 2017
Loans from banks	$2,542	$4,645
Loans from banks(non-current)	861	2,466
Total	$3,403	$7,111

Hire purchase installment loans with total amount $3,522 and $7,533 as at March 31, 2018 and June 30, 2017 are $3,403 and $7,111 net of imprest charges equivalent to interest $119 and $422 are summarized as follows:

	Interest Rate	Monthly Due	March 31, 2018	June 30, 2017
Financial institution in Malaysia	N/A*	$1,514	$-	$1,514
Financial institution in Malaysia	N/A*	266	-	1,059
Financial institution in Malaysia	N/A*	221	3,522	4,960

Hire purchase loans payable to banks			$3,522	$7,533

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 3.50% for the entire loans life and periods.

The scheduled maturities of the CSL's hire purchase installment loans are as follows:

March 31,
2019	2,652
2020	870
2021	-
2022	-
Later years	-
Total minimum hire purchase installment payment	$3,522
Less: Amount representing imprest charges equivalent to interest (current portion: $110 and non-current portion: $9)	(119)
Present value of net minimum lease payments (#)	$3,403

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at March 31, 2018.

NOTE 9 - INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the periods ended March 31, 2018 and 2017. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company's provision for income tax is as follows:

	Period ended
	March 31, 2018	June 30, 2017
US Federal Income Tax Rate.	34%	34%
Valuation allowance – US Rate	(34)%	(34)%
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company's net deferred tax liabilities and assets are as follows:

	March 31, 2018	June 30, 2017
Deferred tax assets:
Tax attribute carryforwards	$82,491	$114,774
Valuation allowances	(82,491)	(114,774)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period March 31, 2018 and June 30, 2017 or balance sheet as of March 31, 2018 and June 30, 2017. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at March 31, 2018, the Company's hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Net loss applicable to common shares	$(289,510)	$(89,964)

Weighted average common shares outstanding (Basic)	98,188,544	94,478,690
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	98,188,544	94,478,690

Net loss per share (Basic and Diluted)	$(0.003)	$(0.001)

	Nine Months Ended March 31,
	2018	2017
Net loss applicable to common shares	$(229,774)	$(305,681)

Weighted average common shares outstanding (Basic)	98,188,544	94,478,690
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	98,188,544	94,478,690

Net loss per share (Basic and Diluted)	$(0.002)	$(0.003)

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

On March 1, 2018, the Company issued a total of 10,000,000 common shares at US$0.02 per share to each of the two directors, of which 5,000,000 common shares to Balakrishnan B S Muthu and 5,000,000 common shares to Chen Ching. An aggregate of $200,000 for this transaction was recognized as stock-based compensation under selling, general and administrative expenses during the three and six months ended March 31, 2018.

On March 1, 2018, the Company issued a total of 9,000,000 common shares at US$0.02 per share to three consultants under the Consultant Agreements, of which 5,000,000 common shares to Vincent Yong Tuck Seng, 2,500,000 common shares to Georgia Suzanne Lingam and 1,500,000 common shares to Liu Jiew Shin, all are Malaysian citizens. An aggregate of $180,000 for this transaction was recognized as stock-based compensation under selling, general and administrative expenses during the three and six months ended March 31, 2018.

There were 115,038,909 and 96,038,909 common shares issued and outstanding at March 31, 2018 and June 30, 2017 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of March 31, 2018, advances were made by five companies of $2,486,896 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of March 31, 2018, amounts due from one company of $4,831 related to ordinary business transactions. The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended March 31, 2018, the Company received other income of $69,034 from BOG.

During the period ended March 31, 2018, the Company incurred cost of revenue worth of $42,880 to BOG.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the period ended March 31, 2018, the Company had a net loss of $211,180 and working capital deficiency of $2,482,105. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending March 31, 2018 and subsequently.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company's major suppliers for the period ended March 31, 2018 and 2017 are listed as following:

	Subcontractors		Accounts Payable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Suppliers	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Company A	100%	100%	0%	0%

Customers

The Company's major customers for the period ended March 31, 2018 and 2017 are listed as following:

	Sales		Accounts Receivable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Customers	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Company M	0%	5%	0%	0%
Company N	0%	1%	0%	0%
Company O	100%	94%	0%	0%

NOTE 16 - SUBSEQUENT EVENTS

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

Effective February 2, 2018, the Company’s Articles of Incorporation were amended to increase the authorized shares of the Company from 250,000,000 shares of common stock to 10,000,000,000 shares of common stock. A copy of the Certificate of Amendment was filed with the Nevada Secretary of State. The Form 8K announcing the increase of the authorized shares of the Company was filed with SEC on February 6, 2018.

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

It is an ongoing effort of our in-house exploration team to identify potential targets and conduct study to assess the feasibility of undertaking further exploration. Before any hole is drilled or rock mined, much planning goes into making sure the mining sequence runs smoothly and safely as possible. The process of creating access to the possible ore body includes possible ore excavation, possible ore assessment and possible ore segregation.

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

Results of Operations

For the three months ended March 31, 2018 and 2017:

We have generated $14,422 and $136,508 revenues for the three months ended March 31, 2018 and 2017, and have recorded a gross profit of $3,576 and gross loss of $95,445 for the three months ended March 31, 2018 and 2017. We have incurred $353,539 and $40,723 in operating expenses through March 31, 2018 and March 31, 2017. We have other income $71,475 and $34,281 for the three months ended March 31, 2018 and 2017.

The following table provides selected financial data about our company for the three months ended March 31, 2018 and March 31, 2017.

Statement of Operation	3/31/2018	3/31/2017	Change
	Amount	Amount	%
Revenue	$14,422	$136,508	(89)%
Cost of revenue	$10,846	$231,953	(95)%
Gross Profit (Loss)	$3,576	$(95,445)	(104)%
Operating Expenses	$353,539	$40,723	768%
Other Income	$71,475	$34,281	108%

For the nine months ended March 31, 2018 and 2017:

We have generated $57,945 and $693,511 revenues for the nine months ended March 31, 2018 and 2017, and have recorded a gross profit of $1,020 and gross loss of $174,492 for the nine months ended March 31, 2018 and 2017. We have incurred $342,239 and $236,762 in operating expenses through March 31, 2018 and March 31, 2017. We have other income $130,039 and $82,025 for the nine months ended March 31, 2018 and 2017.

The following table provides selected financial data about our company for the nine months ended march 31, 2018 and March 31, 2017.

Statement of Operation	3/31/2018	3/31/2017	Change
	Amount	Amount	%
Revenue	$57,945	$693,511	(92)%
Cost of revenue	$56,925	$868,003	(93)%
Gross Profit (Loss)	$1,020	$(174,492)	(101)%
Operating Expenses	$342,239	$236,762	45%
Other Income	$130,039	$82,025	59%

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended March 31, 2018, was mainly due to a decrease in gold production because of depleting mineral reserves in the mine and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of gold production corresponding to the decrease in revenue during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees, stock-based compensation and travelling expenses. The increase in operating expenses for the period was mainly due to the share based payment and an increase in foreign exchange gain during the period. Net other income comprise mainly of miscellaneous non-operating expenses, equipment rental income and waiver of consultancy service fee. The increase in net other income for the period was mainly due to the increase of equipment rental income and the waiver of consultancy service fee.

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended March 31, 2018, was mainly due to a decrease in gold production and gold sales during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy service fee, stock-based compensation and travelling expenses. The operating expenses were mainly denominated in MYR and decrease compared with nine months ended March 31, 2018, due to decrease of cost of revenue. Moreover, the average rate of MYR :USD for nine months March 31, 2018 and March 31, 2017 was 0.2447 and 0.2387 respectively.

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

As our business is affected by the fluctuations of gold prices, the Company intends to diversify its product line by acquiring mining projects with potential for different mineral resources other than gold. We continue to hold discussions with other mining companies for potential collaboration to carry out exploration and exploitation works on other mineral resources in Southeast Asia regions. Apart from the mining industry, the Company is taking steps to look into investment opportunities in the non-mining areas that include the bioenrgy industry and the food & beverage sector.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended March 31, 2018 and March 31, 2017.

Cash Flow Date	3/31/2018	3/31/2017
Net Loss from operation	$211,180	$329,229
Net Cash Generated/(Used) from operating activities	$32,747	$(176,122)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$(4,253)	$175,223

For the nine months ended March 31, 2018, the Company had incurred net loss from operation of $211,180, which posted a negative impact to the company’s cash flow. The reconciliation on non-cash items such as depreciations provide positive impact on cash.

In the operation analysis, the net cash generated from (used in) operating activities increased from ($176,122) to $32,747. The $211,180 net loss was partially offset by the noncash expense such as $15,645 in depreciation, $380,000 stock-based compensation and noncash income of $17,435 in wavier of consultancy service fees. In the operating assets and liabilities, the net increase in current assets, such as accounts receivable from related parties, deposits and prepayment was $10,401, whereas the net decrease in current liabilities, such as accounts payable, accrued liabilities, advanced from related parties and deposit received from customer was $123,882, which provided negative cash flow effect to the $211,180 loss in operation. The final result of the cash flow from operating activities was a positive cash flow effect.

In the investing cash flow analysis, there was no change for the nine months ended March 31, 2018.

In the financing analysis, there was loan principal $4,253 repaid to a bank for the nine months ended March 31, 2018, compared to $14,777 repaid to the bank for the nine months ended March 31, 2017. The overall cash flow effect was negative.

The net decrease in exchange rate effect of $33,390 provided a negative cash flow effect. The cash and cash equivalents at the end of March 31, 2018, was decreased by $4,896 with $33,720 as a balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of March 31, 2018.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended March 31, 2018.

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
101*

____________

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2018, and June 30, 2017, (ii) Condensed Statements of Operations for the three and nine months ended March 31, 2018 and 2017, (iii) Condensed Statements of Cash Flows for the nine months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: May 15, 2018	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

