Form 10-K
period 2018-06-30
VERDE RESOURCES, INC.
filed 2018-09-28
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $0.025 (or the average bid and asked price of such common equity) as of the last business day of the registrant’s most recently completed second fiscal quarter, being December 29, 2017, was $1,959,235.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

115,038,909 as of September 28, 2018

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 2 kilograms of gold from July 2017 to June 2018. According to the ASC 930-330-20 Glossary, the production phase is defined as “when saleable minerals are extracted (produced) from an ore body, regardless of the level of production”. However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Identifying Information of the Merapoh Gold Mine:

Mining Right:

Mining Lease No.: ML 08/2008

Operational Mining Scheme No.: JMG.PHG.(M) 38/2018/11 (Au)

Concession Period: From December 4, 2017 to December 3, 2019

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

Gold ore extraction of the Merapoh Gold Mine for the twelve months ended June 30, 2018, was approximately 185,000 tons of gold ore or a monthly average of 15,417 tons (using a 12-month average), with an average gold grade of 0.01 g/t. Gold concentrate sold for the twelve months ended June 30, 2018, was approximately 2.03 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 507 tons/day (12-month average) during the fiscal year 2018.

The Merapoh Gold Mine is currently at the production stage. As our business is affected by the fluctuations of gold prices, the Company intends to diversify its product line by acquiring mining projects with potential for different mineral resources other than gold. We continue to hold discussions with other mining companies for potential collaboration to carry out exploration and exploitation works on other mineral resources in Southeast Asia regions. Apart from the mining industry, the Company is taking steps to look into investment opportunities in the non-mining areas that include the bioenrgy industry and the food & beverage sector.

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

Number of Employees

The Company had 3 employees during the year from July 1, 2017 to June 30, 2018.

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

The business of mining for gold is generally subject to a number of risks and hazards including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment, and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. At the present time, we have in effect statutory required social insurance for all employees and mine workers. There is currently no other insurance in place for the mining site and management, and, even if we were to purchase additional insurance, we cannot be sure that such insurance would be available to us, or that we could afford the premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. In addition, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which we may not be insured against, or which we may elect not to insure against, because of premium costs or other reasons. Any losses from any of these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations, which could negatively impact any investment you make in our shares.

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

As at June 30, 2018, the property and equipment owned by CSB are summarized, at net book values as follows:

Land and Building	$1,082
Plant and Machinery	$-
Office equipment	$-
Project equipment	$-
Computer	$-
Motor Vehicle	$5,060
$6,142

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the year ended June 30, 2018.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is now quoted on the OTCQB, under the symbol “VRDR”. Our stock was approved for quotation on the OTCBB on September 26, 2012. However, the Company’s common stock did not begin active trading until October, 2013.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB since trading began October 7, 2013, based on our fiscal year end June 30, 2018 These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low

June 30, 2017	$0.16	$0.0226
September 30, 2017	$0.20	$0.036
December 31, 2017	$0.079	$0.0126
March 31, 2018	$0.072	$0.011
June 30, 2018	$0.029	$0.0041

As of September 28, 2018, we had 34 shareholders of record of our common stock and 115,038,909 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2018, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2018.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2018.

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

Results of Operations

We have generated $929,655 and $819,448 revenues for the year ended June 30, 2017 and 2018, respectively, and have recorded a gross loss of $205,153 and $232,311 for the year ended June 30, 2017 and 2018. We have incurred $498,411 and $316,620in operating expenses through June 30, 2017 and June 30, 2018. We have other income $77,093 and $130,960 for the year ended June 30, 2017 and 2018.

The following table provides selected financial data about our company for the year ended June 30, 2018 and June 30, 2017.

Statement of Operation	June 30, 2018	June 30, 2017	Change
	Amount	Amount	%

Revenue	$73,939	$819,448	(91)
Cost of revenue	$86,140	$1,051,759	(92)
Gross Loss	$12,201	$232,311	(95)
Operating Expenses	$416,293	$316,620	31
Other Income	$140,464	$130,960	7

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended June 30, 2018 was mainly due to a decrease in gold production and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of salaries and depreciation and increased of closing stock as at period ended and weakness of average rate for MYR:USD compared with last year. (2018: 0.2462 2017: 0.2329). Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the period was mainly due to the due to the weakness of average rate for MYR:USD as mentioned above, and a reduction in the provision for professional and consultancy fees payable to related companies.

Plan of Operation

Our Industry and Principal Markets

As reported in the GFMS Gold Surveys H1 2018 released by Thomson Reuters, after closing 2017 in fine fettle gold sentiment changed early in 2018, pressuring prices towards $1,240/oz. While professional sentiment has been gold-averse, there are shifts in some regional areas of demand and growing scope for a short-covering rally. In Malaysia, the report expects the Malaysian gold market to benefit from the removal of Goods and Services Tax (GST) as a new government takes over. The jewellery demand is expected to pick up as a result of the removal of the consumption tax but the rate of recovery will depend largely on the prevailing gold price.

Another report by BMI Research states that global gold mine output growth will pick up in the next few years, supported by higher gold prices and solid projects in key countries. BMI Research forecasts global gold production to increase from 105moz in 2018 to 125moz by 2026, averaging 2.3% annual growth. While a steady pace of growth, this represents a slight deceleration in growth rate compared with the previous eight-year average of 3.1%.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the year ended June 30, 2018 and 2017.

Cash Flow Date	June 30, 2018	June 30, 2017

Net Loss from operation	$288,030	$417,971
Net Cash Generated/(Used) from operating activities	$(51,134)	$(205,297)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$(4,873)	$164,337

For the year ended June 30, 2018, the Company had incurred net loss from operation of $288,030 which posted a negative impact to the company’s cash flow. The reconciliation on non-cash items such as depreciation provides negative impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $205,297 to $51,134 for the years ended June 30, 2017 and 2018, respectively. The operation loss of $288,030 was partially offset by the noncash expenses such as $18,617 in depreciation, $380,000 in stock-based compensation and noncash income of $17,545 in wavier of consultancy service fees. In the operating assets and liabilities, the net decrease in current assets, such as accounts receivable, inventory and deposits was $65 whereas the net decrease in current liabilities, such as accounts payable, accrued liabilities, advanced from sub-contractor & related parties and taxation payable was $144,241, which provided $236,896 positive cash flow effect but not enough to offset the $288,030 loss in operation and loss from non-cash loss in the reorganization. The final result of the cash flow from operating activities was $51,134 negative cash flow effect.

In the investing cash flow analysis, there was no change for the year ended June 30, 2018.

In financing analysis, the repayments of bank loans end up with a negative cash flow of $4,873 for the year ended June 30, 2018, compared to $25,663 repaid to the bank for the year ended June 30, 2017. On September 29, 2016, the Company issued a total of 4,750,000 common shares and generated $190,000 positive cash flow. The overall cash flow effect was negative.

The net decrease in exchange rate effect of $27,423 also provided positive cash flow effect. The cash and cash equivalents at the end of June 30, 2018, was decreased by $28,584 with $10,032 as balance.

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

FOR THE YEAR ENDED JUNE 30, 2018

To:	The board of directors and stockholders of
Verde Resources, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Verde Resources, Inc. and its subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2018. The Company’s management is responsible for these financial statements. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA Limited

Centurion ZD CPA Limited

We have served as the Company’s auditor since 2014.

Hong Kong, China

September 28, 2018

Verde Resources, Inc

Consolidated Balance Sheets

	As at June 30,	As at June 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$10,032	$38,616
Amount due from related parties	4,621	4,088
Inventories	9,038	8,832
Other deposit & prepayment	1,615	2,352
Total Current Assets	$25,306	$53,888
Long Term Assets
Property, plant and equipment	$6,142	$23,388
Total Long Term Assets	$6,142	$23,388

TOTAL ASSETS	$31,448	$77,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,601,894	$1,560,749
Advanced from related parties	803,096	728,634
Accrual	38,791	101,979
Taxation payable	468	3,758
Loans from banks	2,461	4,645
Total Current Liabilities	$2,446,710	$2,399,765
Long term Liabilities
Loans from banks (non-current)	$198	$2,466
Total Long Term Liabilities	$198	$2,466

TOTAL LIABILITIES	$2,446,908	$2,402,231

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 115,038,909 & 96,038,909 shares issued and outstanding as of June 30, 2018 & June 30, 2017 respectively	$115,039	$96,039
Additional paid-in capital	2,416,243	2,055,243
Accumulated deficit	(4,934,011)	(4,628,182)
Accumulated other comprehensive income(loss)	548,707	731,182
Non-controlled interest	(561,438)	(579,237)
Total Stockholders’ Deficit	$(2,415,460)	$(2,324,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,448	$77,276

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Consolidated Statements of Operations

	For the year	For the year
	ended	Ended
	June 30, 2018	June 30, 2017

REVENUES
Revenue	$73,939	$819,448
Cost of revenue	(86,140)	(1,051,759)
Gross loss	(12,201)	(232,311)

OPERATING EXPENSES:
Selling, general & administrative expenses	(416,293)	(316,620)
LOSS FROM OPERATIONS	$(428,494)	$(548,931)

OTHER INCOME (EXPENSE)	140,464	130,960

NET LOSS BEFORE INCOME TAX	$(288,030)	$(417,971)

Provision of Income Tax	-	-
NET LOSS	$(288,030)	$(417,971)

Non-controlled interest	(17,799)	25,566
Net loss contributed to the group	(305,829)	(392,405)

Other comprehensive income(loss)

Foreign currency translation gain(loss)	$(182,475)	$199,611

Comprehensive loss	$(488,304)	$(192,794)

Basic and Diluted Loss per Common Share	$(0.003)	$(0.004)

Weighted Average Number of Common Shares Outstanding	102,389,594	94,867,676

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-In	Accumulated	Non-Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	Total

Balance - June 30, 2016	91,288,909	$91,289	$1,869,993	$(4,235,777)	$(553,671)	$531,571	$(2,296,595)

Shares issued	4,750,000	4,750	185,250	-	-	-	190,000

Net loss for the period	-	-	-	(185,250)	(25,566)	-	(417,971)

Foreign currency translation gain	-	-	-	-	-	199,611	199,611

Balance - June 30, 2017	96,038,909	$96,039	$2,055,243	$(4,628,182)	$(579,237)	$731,182	$(2,324,955)

Shares issued	19,000,000	19,000	361,000	-	-	-	380,000

Net loss for the period	-	-	-	(305,829)	17,799	-	(288,030)

Foreign currency translation gain	-	-	-	-	-	(182,475)	(182,475)

Balance - June 30, 2018	115,038,909	$115,039	$2,416,243	$(4,934,011)	$(561,438)	$548,707	$(2,415,460)

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Consolidated Statements of Cash Flows

	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(288,030)	$(417,971)
Adjustments to reconcile loss to net cash used in operations
Depreciation	18,617	118,662
Waiver of consultancy service fee	(17,545)	(275)
Stock-based compensation	(380,000)	(7)
Gain on disposal of fixed assets	-	-
Issuance of common stock (non-cash)	-	-
Changes in operating assets and liabilities
(Increase) decrease in:
Amount due from related party	(275)	(709)
Deposits and prepayment	(7)	(70)
Inventory	347	106,253
Increase (decrease) in:
Accounts payable	(37,772)	41,835
Accrued liabilities	(65,124)	(41,856)
Advanced from sub-contractor & related parties	(36,785)	(12,890)
GST Tax payable	(4,560)	1,449
Net cash (used in) operating activities	(51,134)	(205,297)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	-	-
Addition of motor vehicle	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from bank loans	-	-
Repayments of bank loans	(4,873)	(25,663)
Proceeds from issuance of common stock	-	190,000
Net cash (used in) provided by financing activities	(4,873)	164,337

Net (decrease) in cash and cash equivalents	(56,007)	(40,960)

Effect of exchange rate changes on cash	27,423	63,463

Net (decrease) in cash and cash equivalents	(28,584)	22,503
Cash and cash equivalents at beginning of year	38,616	16,113
Cash and cash equivalents at end of year	$10,032	$38,616

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$205	$777
Supplementary non-cash information
Reorganization	$-	$-
Issuance of common stock (non-cash)	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $10,032 and $38,616 in cash and cash equivalents at June 30, 2018 and June 30, 2017, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2018 and June 30, 2017, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of June 30, 2018 and June 30, 2017, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At June 30, 2018 and June 30, 2017 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of June 30, 2018 and June 30, 2017.

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

	June 30, 2018	June 30, 2017
Year-end MYR : $1 exchange rate	0.2475	0.2329
Average MYR : $1 exchange rate	0.2462	0.2338

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs” . Advertising expenses incurred for the years ended June 30, 2018 and year ended June 30, 2017 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of June 30, 2018 and June 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

The FASB has issued Accounting Standards Update (ASU) No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost . The amendments apply to all employers, including not-for-profit entities, that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits .

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

The FASB has issued Accounting Standards Update (ASU) No. 2017-09, Compensation—Stock Compensation (Topic 718) — Scope of Modification Accounting . ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.

The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation , to the modification of the terms and conditions of a share-based payment award.

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

Early adoption is permitted, including adoption in any interim period for: ( a ) public business entities for reporting periods for which financial statements have not yet been issued, and ( b ) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments should be applied prospectively to an award modified on or after the adoption date.

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

The FASB issued an Accounting Standards Update (ASU No. 2018-02) that helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act.

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

FASB Adds SEC Guidance to the Codification on the Tax Cuts and Jobs Act. The FASB has issued Accounting Standards Update (ASU) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (Act).

ASU 2018-05 adds the following guidance, among other things, to the FASB Accounting Standards Codification™ regarding the Act:

•	Question 1:If the accounting for certain income tax effects of the Act is not completed by the time a company issues its financial statements that include the reporting period in which the Act was enacted, what amounts should a company include in its financial statements for those income tax effects for which the accounting under Topic 740 is incomplete?

•	Answer 1:In a company’s financial statements that include the reporting period in which the Act was enacted, a company must first reflect the income tax effects of the Act in which the accounting under Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under Topic 740 will be incomplete but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which a company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

•	Question 2: If an entity accounts for certain income tax effects of the Act under a measurement period approach, what disclosures should be provided?

•	Answer 2:The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

a.	Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

b.	Disclosures of items reported as provisional amounts;

c.	Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

d.	The reason why the initial accounting is incomplete;

e.	The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

f.	The nature and amount of any measurement period adjustments recognized during the reporting period;

g.	The effect of measurement period adjustments on the effective tax rate; and

h.	When the accounting for the income tax effects of the Act has been completed.

ASU 2018-05 is effective upon inclusion in the FASB Codification.

The FASB has issued an Accounting Standards Update (ASU) intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments.

The ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees.

The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.

The FASB has released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 affects a wide variety of Topics in the Codification including:

•	Amendments to Subtopic 220-10,Income Statement— Reporting Comprehensive Income—Overall.The guidance in paragraph 220-10-45-10B(b) states that taxes not payable in cash are required to be reported as a direct adjustment to paid-in capital. This requirement conflicts with other guidance in Topic 740,Income Taxes, Subtopic 805-740,Business Combinations—Income Taxes, and Subtopic 852-740,Reorganizations—Income Taxes, which generally states that income taxes and adjustments to those accounts upon a business combination or a bankruptcy that is eligible for fresh-start reporting must be recognized in income. ASU No. 2018-09 clarifies the guidance in paragraph 220-10-45-10B by removing the generic phrase taxes not payable in cash and adding guidance that is specific to certain quasi-reorganizations.

•	Amendments to Subtopic 470-50,Debt—Modifications and Extinguishments.The guidance in paragraph 470-50-40-2 requires that the difference between the reacquisition price of debt and the net carrying amount of extinguished debt be recognized in income in the period of extinguishment. The guidance in that paragraph was not amended by FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, or FASB Statement No. 159,The Fair Value Option for Financial Assets and Financial Liabilities; therefore, it does not specifically address extinguishments of debt when the fair value option is elected. ASU No. 2018-09 clarifies that:

1.	When the fair value option has been elected on debt that is extinguished, the net carrying amount of the extinguished debt equals its fair value at the reacquisition date, and

2.	Related gains or losses in other comprehensive income must be included in net income upon extinguishment of the debt.

•	Amendments to Subtopic 480-10,Distinguishing Liabilities from Equity—Overall.The guidance in paragraph 480-10-25-15 prohibits the combination of freestanding financial instruments within the scope of Subtopic 480-10 with noncontrolling interest, unless the combination is required by Topic 815,Derivatives and Hedging. The example in paragraphs 480-10-55-55 and 480-10-55-59 conflicts with that guidance by stating that freestanding option contracts with the terms in Derivative 2 should be accounted for on a combined basis with the noncontrolling interest. The source of the example in paragraph 480-10-55-59 is from EITF Issue No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Noncontrolling Interest in That Subsidiary.” Issue 00-4 was nullified by FASB Statement No. 150,Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but a conforming amendment to the example in paragraph 480-10-55-59 was not made to align it with the guidance in Statement 150. The amendment in this Update conforms the guidance in paragraphs 480-10-55-55 and 480-10-55-59 with the guidance in Statement 150.

•	Amendments to Subtopic 718-740,Compensation—Stock Compensation—Income Taxes.The guidance in paragraph 718-740-35-2, as amended, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in ASU No. 2018-09 clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period when the tax deduction for compensation expense is taken on the entity’s tax return. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

•	Amendments to Subtopic 805-740,Business Combinations— Income Taxes.The amendments to paragraph 805-740-25-13 removes a list of three methods for allocating the consolidated tax provision to an acquired entity after acquisition that is inconsistent with guidance in Topic 740. The three methods for tax allocation described in paragraph 805-740-25-13 do not follow the broad principles of being systematic, rational, and consistent with Topic 740. The amendment removes the allocation methods in paragraph 805-740-25-13 and conforms the guidance in Subtopic 805-740 with the guidance in Topic 740.

•	Amendments to Subtopic 815-10,Derivatives and Hedging— Overall.The amendment to paragraphs 815-10-45-4 and 815-10-45-5 in ASU No. 2018-09 clarifies the circumstances in which derivatives may be offset. Under certain specific conditions, derivatives may be offset if three of the four criteria in paragraph 210-20-45-1 are met. One of the criteria—the intent to set off—is not required to offset derivative assets and liabilities for certain amounts arising from derivative instruments recognized at fair value and executed with the same counterparty under a master netting agreement.

•	Amendments to Subtopic 820-10,Fair Value Measurement— Overall.The amendments to paragraph 820-10-35-16D in ASU No. 2018-09 clarify the Board’s decisions about the measurement of the fair value of a liability or instrument classified in a reporting entity’s shareholder’s equity from the perspective of a market participant that holds an identical item as an asset at the measurement date. A technical inquiry questioned how transfer restrictions embedded in an asset should affect the fair value of the corresponding liability or equity instrument from the perspective of the issuer. The amendments correct the wording of paragraph 820-10-35-16D to clarify how an entity should account for those restrictions. The amendments are not intended to substantively change the application of GAAP. However, it is possible that the amendments may result in a change to existing practice for some entities.

The amendments to paragraphs 820-10-35-18D through 35-18F and 820-10-35- 18H through 35-18L revise the current guidance to allow portfolios of financial instruments and nonfinancial instruments accounted for as derivatives in accordance with Topic 815 to use the portfolio exception to valuation. The amendments improve guidance by adding wording that explicitly states that a group of financial assets, financial liabilities, nonfinancial items accounted for as derivatives in accordance with Topic 815, or a combination of these items that otherwise meet the criteria to do so are permitted to apply the portfolio exception for measuring fair value of the group. This allows entities to measure fair value on a net basis for those portfolios in which financial assets and financial liabilities and nonfinancial instruments are managed and valued together.

•	Amendments to Subtopic 940-405,Financial Services—Brokers and Dealers—Liabilities.Paragraph 940-405-55-1 contains incomplete guidance about offsetting on the balance sheet. The current guidance focuses only on explicit settlement dates as a determining criterion for offsetting when, in fact, an entity should consider all the requirements in Section 210-20-45,Balance Sheet—Offsetting—Other Presentation Matters, to determine whether a right of offset exists. There is similar guidance in paragraph 942-210-45-3. Paragraphs 940-405-55-1 and 942-210-45- 3 originated from two different AICPA Audit and Accounting Guides and paraphrase the guidance in Subtopic 210-20, albeit each slightly differently. The Board decided to amend both paragraphs so that the industry Topic guidance refers to the complete guidance for offsetting.

•	Amendments to Subtopic 962-325,Plan Accounting—Defined Contribution Pension Plans—Investments—Other.The amendment to Subtopic 962-325 removes the stable value common collective trust fund from the illustrative example in paragraph 962-325-55-17 to avoid the interpretation that such an investment would never have a readily determinable fair value and, therefore, would always use the net asset value per share practical expedient. Rather, a plan should evaluate whether a readily determinable fair value exists to determine whether those investments may qualify for the practical expedient to measure at net asset value in accordance with Topic 820.

Transition and Effective Date. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU No. 2018-09 do not require transition guidance and will be effective upon issuance of ASU No. 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities.

In addition, there are some conforming amendments in ASU No. 2018-09 that have been made to recently issued guidance that is not yet effective that may require application of the transition and effective date guidance in the original ASU. For example, there are conforming amendments to Topic 820 and Subtopic 944-310, Financial Services—Insurance—Receivables, that are related to the amendments in Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which require application of the transition and effective date guidance in that ASU.

The FASB has issued Accounting Standards Update (ASU) No. 2018-10, Codification Improvements to Topic 842, Leases.

ASU No. 2018-10, among other things, amends Topic 842 as follows:

•	Issue 1: Residual Value Guarantees - Paragraph 460-10-60-32 in Topic 460, Guarantees - This paragraph incorrectly refers readers to the guidance in Topic 842 about sale-leaseback-sublease transactions, when, in fact, it should refer readers to the guidance about guarantees by a seller-lessee of the underlying asset’s residual value in a sale and leaseback transaction. The amendment corrects the cross-reference in paragraph 460-10-60-32.

•	Issue 2: Rate Implicit in the Lease - The amendment clarifies that a rate implicit in the lease of zero should be used when applying the definition of the term “rate implicit” in the lease results in a rate that is less than zero.

•	Issue 3: Lessee Reassessment of Lease Classification - The amendment consolidates the requirements about lease classification reassessments into one paragraph and better articulates that an entity should perform the lease classification reassessment on the basis of the facts and circumstances, and the modified terms and conditions, if applicable, as of the date the reassessment is required.

•	Issue 4: Lessor Reassessment of Lease Term and Purchase Option - The amendment clarifies that a lessor should account for the exercise by a lessee of an option to extend or terminate the lease or to purchase the underlying asset as a lease modification unless the exercise of that option by the lessee is consistent with the assumptions that the lessor made in accounting for the lease at the commencement date of the lease (or the most recent effective date of a modification that is not accounted for as a separate contract).

•	Issue 5: Variable Lease Payments That Depend on an Index or a Rate - The amendment clarifies that a change in a reference index or rate upon which some or all of the variable lease payments in the contract are based does not constitute the resolution of a contingency subject to the guidance in paragraph 842-10-35-4(b). Variable lease payments that depend on an index or a rate should be remeasured, using the index or rate at the remeasurement date, only when the lease payments are remeasured for another reason (that is, when one or more of the events described in paragraph 842-10-35- 4(a) or (c) occur or when a contingency unrelated to a change in a reference index or rate under paragraph 842-10-35-4(b) is resolved).

•	Issue 6: Investment Tax Credits - There is an inconsistency in terminology used about the effect that investment tax credits have on the fair value of the underlying asset between the definition of the term rate implicit in the lease and the lease classification guidance in paragraph 842-10-55-8. The amendment removes that inconsistency by clarifying that the period covered by a lessor-only option to terminate the lease is included in the lease term.

•	Issue 7: Lease Term and Purchase Option - The description in paragraph 842-10-55- 24 about lessor-only termination options is inconsistent with the description in paragraph 842-10-55- 23 about the noncancellable period of a lease. The amendment removes that inconsistency by clarifying that the period covered by a lessor-only option to terminate the lease is included in the lease term.

•	Issue 8: Transition Guidance for Amounts Previously Recognized in Business Combinations - The transition guidance for lessors in paragraph 842-10-65-1(h)(3) is unclear because it relates to leases classified as direct financing leases or sales-type leases under Topic 840, while the lead-in sentence to paragraph 842-10-65-1(h) provides transition guidance for leases classified as operating leases under Topic 840. The amendment clarifies that paragraph 842-10-65-1(h)(3) applies to lessors for leases classified as direct financing leases or sales-type leases under Topic 842, not Topic 840. In other words, paragraph 842- 10-65-1(h)(3) applies when an entity does not elect the package of practical expedients in paragraph 842-10-65-1(f), and, for a lessor, an operating lease acquired as part of a previous business combination is classified as a direct financing lease or a sales-type lease when applying the lease classification guidance in Topic 842. The amendment also cross-references to other transition guidance applicable to those changes in lease classification for lessors.

•	Issue 9: Certain Transition Adjustments - The amendments clarify whether to recognize a transition adjustment to earnings rather than through equity when an entity initially applies Topic 842 retrospectively to each prior reporting period.

•	Issue 10: Transition Guidance for Leases Previously Classified as Capital Leases under Topic 840 - Paragraph 842-10-65-1(r) provides guidance to lessees for leases previously classified as capital leases under Topic 840 and classified as finance leases under Topic 842. Paragraph 842-10-65-1(r)(4) provides subsequent measurement guidance before the effective date when an entity initially applies Topic 842 retrospectively to each prior reporting period, but it refers readers to the subsequent measurement guidance in Topic 840 about operating leases. It should refer them to the subsequent measurement guidance applicable to capital leases. The amendment corrects that reference.

•	Issue 11: Transition Guidance for Modifications to Leases Previously Classified as Direct Financing or Sales-Type Leases under Topic 840 - Paragraph 842-10-65-1(x) provides transition guidance applicable to lessors for leases previously classified as direct financing leases or sales-type leases under Topic 840 and classified as direct financing leases or sales-type leases under Topic 842. For modifications to those leases beginning after the effective date, paragraph 842-10-65-1(x)(4) refers readers to other applicable guidance in Topic 842 to account for the modification, specifically paragraphs 842-10-25-16 through 25- 17, depending on how the lease is classified after the modification. Stakeholders noted that it should refer to how the lease is classified before the modification to be consistent with the guidance provided in paragraphs 842-10-25-16 through 25-17. The amendment corrects that inconsistency.

•	Issue 12: Transition Guidance for Sale and Leaseback Transactions - The amendments clarify that the transition guidance on sale and leaseback transactions in paragraph 842-10-65-1(aa) through (ee) applies to all sale and leaseback transactions that occur before the effective date and corrects the referencing issues noted.

•	Issue 13: Impairment of Net Investment in the Lease - Paragraph 842-30-35-3 provides guidance to lessors for determining the loss allowance of the net investment in the lease and describes the cash flows that should be considered when the lessor determines that loss allowance. Stakeholders questioned whether the guidance, as written, would accelerate and improperly measure the loss allowance because the cash flows associated with the unguaranteed residual asset appear to be excluded from the evaluation. The amendment clarifies the application of the guidance for determining the loss allowance of the net investment in the lease, including the cash flows to consider in that assessment.

•	Issue 14: Unguaranteed Residual Asset - The amendment clarifies that a lessor should not continue to accrete the unguaranteed residual asset to its estimated value over the remaining lease term to the extent that the lessor sells substantially all of the lease receivable associated with a direct financing lease or a sales-type lease, consistent with Topic 840.

•	Issue 15: Effect of Initial Direct Costs on Rate Implicit in the Lease - The ordering of the illustration in Case C of Example 1 in paragraphs 842-30-55- 31 through 55-39 raised questions about how initial direct costs factor into determining the rate implicit in the lease for lease classification purposes for lessors only. The amendment more clearly aligns the illustration to the guidance in paragraph 842-10-25-4.

•	Issue 16: Failed Sale and Leaseback Transaction - The amendment clarifies that a seller lessee in a failed sale and leaseback transaction should adjust the interest rate on its financial liability as necessary to ensure that the interest on the financial liability does not exceed the total payments (rather than the principal payments) on the financial liability. This clarification is also reflected in the relevant illustration on failed sale and leaseback transactions that is contained in Subtopic 842-40.

The FASB has issued Accounting Standards Update (ASU) No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU is intended to reduce costs and ease implementation of the leases standard for financial statement preparers.

“The targeted improvements in the ASU address areas our stakeholders identified as sources of unnecessary cost or complexity in the leases standard,” stated FASB Chairman Russell G. Golden. “They represent the FASB’s commitment to proactively address implementation issues raised by our stakeholders to ensure a successful transition to the new standard without compromising the quality of information provided to investors.”

ASU 2018-11 provides a new transition method and a practical expedient for separating components of a contract.

Transition: Comparative Reporting at Adoption

The amendments ASU 2018-11 provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption consistent with preparers’ requests. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP in Topic 840, Leases.

An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide).

Separating Components of a Contract

The amendments in ASU 2018-11 provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

•	The timing and pattern of transfer of the nonlease component(s) and associated lease component are the same.

•	The lease component, if accounted for separately, would be classified as an operating lease.

An entity electing this practical expedient (including an entity that accounts for the combined component entirely in Topic 606) is required to disclose certain information, by class of underlying asset, as specified in the ASU.

Effective Date

The amendments in ASU 2018-11 related to separating components of a contract affect the amendments in ASU No. 2016-02, which are not yet effective but can be early adopted.

For entities that have not adopted Topic 842 before the issuance of this ASU, the effective date and transition requirements for the amendments in this update related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02.

For entities that have adopted Topic 842 before the issuance of ASU 2018-11, the transition and effective date of the amendments related to separating components of a contract in this ASU are as follows:

•	The practical expedient may be elected either in the first reporting period following the issuance of this ASU or at the original effective date of Topic 842 for that entity.

•	The practical expedient may be applied either retrospectively or prospectively.

All entities, including early adopters that elect the practical expedient related to separating components of a contract in this ASU must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected.

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2018 and June 30, 2017 cash and cash equivalents consisted of bank deposits in banks in Malaysia and petty cash on hands.

NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at June 30, 2018 and June 30, 2017 consist of the following items:

	June 30, 2018	June 30, 2017
Amount due from Stable Treasure Sdn. Bhd. (*)	$4,621	$4,088

______________

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at June 30, 2018 and June 30, 2017 are summarized as follows:

	June 30, 2018	June 30, 2017
Inventories	$9,038	$8,832

The inventories represent the gold minerals as at June 30, 2018 and June 30, 2017, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at June 30, 2018 and June 30, 2017 consist of the following items:

	June 30, 2018	June 30, 2017
Due to Changxin Wanlin Technology Co Ltd(*)	$1,595,488	$1,501,406
Other accounts payable	6,406	59,343
	$1,601,894	$1,560,749

______________

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

Advanced from related parties

Advanced from related parties at June 30, 2018 and June 30, 2017 consist of the following items:

	June 30, 2018	June 30, 2017
Advanced from BOG (#1)	$488,631	$430,169
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$114,000	$98,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$803,096	$728,634

______________

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at June 30, 2018, and June 30, 2017, are summarized as follows:

	June 30, 2018	June 30, 2017
Land and Building	$973,359	$915,962
Plant and Machinery	153,308	144,268
Office equipment	19,490	18,340
Project equipment	1,103,794	1,038,707
Computer	10,601	9,976
Motor Vehicle	114,109	107,381
Accumulated depreciation	(2,368,519)	(2,211,246)
	$6,142	$23,388

The depreciation expenses charged for the year ended June 30, 2018 and 2017 were $18,617 and $118,662 respectively.

NOTE 8 - LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	June 30, 2018	June 30, 2017
Loans from banks	$2,461	$4,645
Loans from banks(non-current)	198	2,466
Total	$2,659	$7,111

Hire purchase installment loans with total amount $2,735 and $7,533 as at June 30, 2018, and June 30, 2017, are $2,659 and $7,111 net of imprest charges equivalent to interest $76 and $422 respectively are summarized as follows:

	Interest Rate	Monthly Due	June 30, 2018	June 30, 2017
Financial institution in Malaysia	N/A*	1,514	-	1,514
Financial institution in Malaysia	N/A*	266	-	1,059
Financial institution in Malaysia	N/A*	211	2,735	4,960
Hire purchase loans payable to banks			$2,735	$7,533

______________

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 2.86% for the rest of entire loans life and periods.

The scheduled maturities of the CSB’s hire purchase installment loans are as follows:

June 30,
2019	$2,536
2020	199
2021
2022
Later years
Total minimum hire purchase installment payment	$2,735
Less: Amount representing imprest charges equivalent to interest (current portion: $75 and non-current portion:$1)	76
Present value of net minimum lease payments (#)	$2,659

______________

(#) Minimum payment reflected in the balance sheet as current and non-current obligations under hire purchases installment loans as at June 30, 2018.

NOTE 9 - INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the periods ended June 31, 2018 and 2017. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	For the year ended	For the period ended
	June 30, 2018	June 30, 2017
US Federal Income Tax Rate.	21%	34%
Valuation allowance - US Rate	(21)%	(34)%
BVI Income Tax Rate	0%	0%
Valuation allowance - BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance - Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	June 30, 2018	June 30, 2017
Deferred tax assets:
Tax attribute carryforwards	$108,284	$114,774
Valuation allowances	(108,284)	(114,774)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for years ended June 30, 2018 and June 30, 2017 or balance sheet as of June 30, 2018 and June 30, 2017. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at June 30, 2018, the Company’s office rent has expired and is currently being rent under month to month term. There are no commitments and contracts on such rental expenses as at June 30, 2018.

As at June 30, 2018, the Company’s hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2018	2017

Net loss applicable to common shares	$(305,829)	$(392,405)

Weighted average common shares outstanding (Basic)	102,389,594	94,867,676
Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	102,389,594	94,867,676

Net loss per share (Basic and Diluted)	$(0.003)	$(0.004)

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

There were 115,038,909 and 96,038,909 common shares issued and outstanding at June 30, 2018 and June 30, 2017 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As at June 30, 2018, advances were made by five companies of $2,398,584 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of June 30, 2018, amounts due from one company of $4,621 related to ordinary business transactions. The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the year ended June 30, 2018, the Company earned equipment and vehicle lease rental income of $79,075 from BOG.

During the year ended June 30, 2018, the Company incurred cost of revenue worth of $54,716 to BOG.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the year ended June 30, 2018, the Company has a loss from operations of $428,494 and working capital deficiency of $2,421,404. The Company intends to fund operations through debt and equity financing arrangements.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company’s major suppliers for the year ended June 30, 2017 and 2016 are listed as following:

	Subcontractors		Accounts Payable
	Year	Year
	Ended	Ended
Major Suppliers	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Company A	100%	100%	0%	0%

Customers

The Company’s major customers for the year ended June 30, 2017 and 2016 are listed as following:

	Sales		Accounts Receivable
	Year	Year
	Ended	Ended
Major Customers	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Company M	0%	0%	0%	0%
Company N	0%	1%	0%	0%
Company O	100%	19%	0%	0%
Company P	0%	80%	0%	0%

NOTE 16 - SUBSEQUENT EVENTS

The Company’s office rent has expired as at June 30, 2018, and the Company intends to renew the rental agreement for one year period pending final execution with the landlord.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose except above mentioned matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Independent Accountants:

There were no changes to our certifying accountants for the year ended June 30, 2018.

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

As of June 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of June 30, 2018.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of June 30, 2018 based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Balakrishnan B S Muthu	President	56	February 20, 2016
Balakrishnan B S Muthu	Treasurer, Chief Financial Officer, General Manager and Director	56	October 17, 2013
Chen Ching	Director	58	February 20, 2016
Liang Wai Keen	Secretary	47	October 17, 2013

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

Board and Committee Meetings

Our board of directors currently consists of two members, Balakrishnan B S Muthu and Chen Ching. The Board held no formal meetings during the year ended June 30, 2018. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer; and

(b)	each of our two executive officers who were serving as executive officers at the end of the year ended June 30, 2018.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Balakrishnan B S Muthu (1) President, Treasurer, Chief Financial	2018	100,000	0	0	0	0	0	0	100,000
Officer, General Manager, and Director	2017	31,846	0	0	0	0	0	0	31,846

Chen Ching (2)	2018	100,000	0	0	0	0	0	0	100,000
	2017	0	0	0	0	0	0	0	0

______________

(1)

Mr. Muthu was appointed Treasurer, Chief Financial Officer, General Manager and a director of the Company on October 17, 2013. He was also appointed President of the Company on February 20, 2016. Mr. Muthu was paid a total salary of $31,846 for the year ended June 30, 2017.

(2)	Mr. Chen was paid a total salary of $0 for the year ended June 30, 2017.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2018.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended June 30, 2018.

Option Exercises and Stock Vested

During our Fiscal year ended June 30, 2018, there were no options exercised by any officer or director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 28, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Balakrishnan B.S. Muthu Block B-5, 20/F., Great Smart Tower, 230 Wanchai Road,	5,000,000 common shares Direct ownership	4.4%
Wanchai, Hong Kong
	500,000 common shares Indirect ownership through Banavees Resources	0.4%

Chen Ching Block B-5, 20/F., Great Smart Tower, 230 Wanchai Road,	5,000,000 common shares Direct ownership	4.4%
Wanchai, Hong Kong
	4,746,341 common shares Indirect ownership through Goldlynn Invest Limited	4.1%

Directors and Executive Officers as a Group (1)	15,246,341 common shares	13.3%

Internet.com Ltd	6,406,910 common shares Direct ownership	5.6%

______________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 28, 2018. As of September 28, 2018, there were 115,038,909 shares of our company’s common stock issued and outstanding.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K, and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2018	Year Ended June 30, 2017
Audit Fees (1)	$56,200	$57,400
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$2,000	$2,000
All Other Fees (4)	$-	$-
Total	$58,200	$59,400

______________

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

______________

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

VERDE RESOURCES, INC.
(Registrant)

Dated: September 28, 2018	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 28, 2018	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Date: September 28, 2018	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)

