Form 10-Q
period 2018-09-30
VERDE RESOURCES, INC.
filed 2018-11-19
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of November 19, 2018 there were 115,038,909 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED SEPTEMBER 30, 2018

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at September 30,	As at June 30,
	2018	2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$27,424	$10,032
Amount due from related parties	5,209	4,621
Inventories	3,972	9,038
Deposit & prepayment	1,504	1,615
Total Current Assets	$38,109	$25,306
Long Term Assets
Property, plant and equipment	$3,704	$6,142
Total Long Term Assets	$3,704	$6,142

TOTAL ASSETS	$41,813	$31,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,564,290	$1,601,894
Advanced from related parties	559,440	803,096
Accrual	48,513	38,791
Taxation payable	209	468
Loans from banks	2,005	2,461
Total Current Liabilities	$2,174,457	$2,446,710
Long term Liabilities
Loans from banks (non-current)	$-	$198
Total Long Term Liabilities	$-	$198

TOTAL LIABILITIES	$2,174,457	$2,446,908

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 115,038,909 shares issued and outstanding as of September 30, 2018 and June 30, 2018	$115,039	$115,039
Additional paid-in capital	2,416,243	2,416,243
Accumulated deficit	(4,760,156)	(4,934,011)
Accumulated other comprehensive income (loss)	617,896	548,707
Non-controlled interest	(521,666)	(561,438)
Total Stockholders’ Deficit	$(2,132,644)	$(2,415,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$41,813	$31,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2018	2017

REVENUES
Revenue	$8,879	$20,721
Cost of revenue	(11,266)	(11,033)
Gross income(loss)	(2,387)	9,688
OPERATING EXPENSES:
Selling, general & administrative expenses	(57,353)	(14,025)
LOSS FROM OPERATIONS	$(59,740)	$(4,337)

OTHER INCOME, NET	273,367	42,007

NET INCOME( LOSS) BEFORE INCOME TAX	$213,627	$37,670

Provision of Income Tax	-	-
NET INCOME(LOSS)	$213,627	$37,670

Non-controlled interest	(39,772)	(7,387)
Net income(loss) contributed to the group	173,855	30,283

Other comprehensive income(loss)
Foreign currency translation income(loss)	$69,189	$(48,110)

Comprehensive income(loss)	$243,044	$(17,827)

Basic and Diluted Earnings/(Loss) per Common Share	$0.0015	$(0.0003)

Weighted Average Number of Common Shares Outstanding	115,038,909	96,038,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net profit	$213,627	$37,670
Adjustments to reconcile loss to net cash used in operations
Depreciation	2,312	7,207
Waiver of consultancy service fee	-	(16,729)
Gain on disposal of property, plant and equipment	(247,518)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	(706)	(263)
Deposits and prepayment	73	-
Inventory	4,895	(16,838)
Increase (decrease) in:
Accounts payable	877	(15,785)
Accrued liabilities	9,787	5,090)
GST payable	(250)	(3,139)
Advanced from sub-contractor & related parties	(12,659)	817
Deposit received from customer	-	-
Net cash used in by operating activities	(29,562)	(1,970)

Cash flows from financing activities:
Repayments of bank loans	(595)	(2,710)
Proceeds from issuance of common stock	-	-
Net cash (used in) provided by financing activities	(595)	(2,710)

Net (decrease)increased in cash and cash equivalent	(30,157)	(4,680)

Effect of exchange rate changes on cash	47,549	(16,785)

Net (decrease)increase in cash and cash equivalents	17,392	(21,465)
Cash and cash equivalents at beginning of year	10,032	38,616
Cash and cash equivalents at end of year	$27,424	$17,151

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$30	$66
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended September 30, 2018 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $27,424 and $10,032 in cash and cash equivalents at September 30, 2018 and June 30, 2018, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At and, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of September 30, 2018 and June 30, 2018, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At September 30, 2018 and June 30, 2018 there was no allowance for doubtful accounts.

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

The Company’s financial instruments consist of cash and cash equivalents, trade receivables, other receivables, payables, and short term and long-term debt. The carrying values of cash and cash equivalents, trade receivables, other receivables, and payables approximate their fair value due to their short maturities. The carrying value of long-term debt approximates the fair value of debt of similar terms and remaining maturities available to the company.

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

The Company did not have any convertible bonds as of September 30, 2018 and June 30, 2018.

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

	September 30, 2018	June 30, 2018

Period-end MYR : $1 exchange rate	0.2416	0.2475
Average MYR : $1 exchange rate	0.2439	0.2462

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

The Company derives revenues primarily from the sales of gold mineral to registered gold trading companies in Malaysia. The Company generally recognizes its revenues at the time of gold sales and its selling price is determined by the prevailing market value of gold bullion quoted by the leading registered gold trading company in Malaysia. Sales invoice will be duly presented to the trading companies when delivery is completed, and revenue is then recognized.

Cost of Revenue

The cost of revenue consists of exploration cost, mine equipment depreciation, production cost, mine site management cost, sub-contractor cost, and royalty and tribute payment which are levied on the gross revenue at the rate of 18% on the invoiced value of gold sales.

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs” . Advertising expenses incurred for the periods ended September 30, 2018 and June 30, 2018 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of September 30, 2018 and June 30, 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

The FASB has issued Accounting Standards Update (ASU) No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), as follows:

•	Issue 1: Equity Securities without a Readily Determinable Fair Value— Discontinuation. The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820,Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.

•	Issue 2: Equity Securities without a Readily Determinable Fair Value— Adjustments. The amendment clarifies that the adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.

•	Issue 3: Forward Contracts and Purchased Options. The amendment clarifies that remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.

•	Issue 4: Presentation Requirements for Certain Fair Value Option Liabilities. The amendment clarifies that when the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15,Derivatives and Hedging— Embedded Derivatives, or 825-10,Financial Instruments— Overall.

•	Issue 5: Fair Value Option Liabilities Denominated in a Foreign Currency. The amendments clarify that for financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument-specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.

•	Issue 6: Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in ASU No. 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944,Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected.

For public business entities, ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt ASU 2018-03 until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in ASU 2016-01. For all other entities, the effective date is the same as the effective date in ASU 2016-01.

All entities may early adopt ASU 2018-03 for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted ASU 2016-01.

The FASB issued Accounting Standards Update (ASU) No. 2018-04, Investments—Debt Securities (Topic 320 and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, which supersedes previous SEC guidance in the Codification in SAB Topic 5.M, Other-Than-Temporary Impairment of Certain Investments in Equity Securities and special balance sheet requirements in Regulation S-X Rule 3A-05 for Public Utility Holding Companies. The changes are effective when issued.

The FASB has issued Accounting Standards Update (ASU) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act (Act).

ASU 2018-05 adds the following guidance, among other things, to the FASB Accounting Standards Codification™ regarding the Act:

•	Question 1:If the accounting for certain income tax effects of the Act is not completed by the time a company issues its financial statements that include the reporting period in which the Act was enacted, what amounts should a company include in its financial statements for those income tax effects for which the accounting under Topic 740 is incomplete?

•	Answer 1:In a company’s financial statements that include the reporting period in which the Act was enacted, a company must first reflect the income tax effects of the Act in which the accounting under Topic 740 is complete. These completed amounts would not be provisional amounts. The company would then also report provisional amounts for those specific income tax effects of the Act for which the accounting under Topic 740 will be incomplete, but a reasonable estimate can be determined. For any specific income tax effects of the Act for which a reasonable estimate cannot be determined, the company would not report provisional amounts and would continue to apply Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. For those income tax effects for which a company was not able to determine a reasonable estimate (such that no related provisional amount was reported for the reporting period in which the Act was enacted), the company would report provisional amounts in the first reporting period in which a reasonable estimate can be determined.

•	Question 2: If an entity accounts for certain income tax effects of the Act under a measurement period approach, what disclosures should be provided?

•	Answer 2:The staff believes an entity should include financial statement disclosures to provide information about the material financial reporting impacts of the Act for which the accounting under Topic 740 is incomplete, including:

a.	Qualitative disclosures of the income tax effects of the Act for which the accounting is incomplete;

b.	Disclosures of items reported as provisional amounts;

c.	Disclosures of existing current or deferred tax amounts for which the income tax effects of the Act have not been completed;

d.	The reason why the initial accounting is incomplete;

e.	The additional information that is needed to be obtained, prepared, or analyzed in order to complete the accounting requirements under Topic 740;

f.	The nature and amount of any measurement period adjustments recognized during the reporting period;

g.	The effect of measurement period adjustments on the effective tax rate; and

h.	When the accounting for the income tax effects of the Act has been completed.

ASU 2018-05 is effective upon inclusion in the FASB Codification.

The FASB has issued an Accounting Standards Update (ASU) 2018-07 intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments.

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

FASB Releases ASU No. 2018-09. The FASB has released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 affects a wide variety of Topics in the Codification including:

•	Amendments to Subtopic 220-10,Income Statement— Reporting Comprehensive Income—Overall. The guidance in paragraph 220-10-45-10B(b) states that taxes not payable in cash are required to be reported as a direct adjustment to paid-in capital. This requirement conflicts with other guidance in Topic 740,Income Taxes, Subtopic 805-740,Business Combinations—Income Taxes, and Subtopic 852-740,Reorganizations—Income Taxes, which generally states that income taxes and adjustments to those accounts upon a business combination or a bankruptcy that is eligible for fresh-start reporting must be recognized in income. ASU No. 2018-09 clarifies the guidance in paragraph 220-10-45-10B by removing the generic phrase taxes not payable in cash and adding guidance that is specific to certain quasi-reorganizations.

•	Amendments to Subtopic 470-50,Debt—Modifications and Extinguishments. The guidance in paragraph 470-50-40-2 requires that the difference between the reacquisition price of debt and the net carrying amount of extinguished debt be recognized in income in the period of extinguishment. The guidance in that paragraph was not amended by FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments, or FASB Statement No. 159,The Fair Value Option for Financial Assets and Financial Liabilities; therefore, it does not specifically address extinguishments of debt when the fair value option is elected. ASU No. 2018-09 clarifies that:

1.	When the fair value option has been elected on debt that is extinguished, the net carrying amount of the extinguished debt equals its fair value at the reacquisition date, and

2.	Related gains or losses in other comprehensive income must be included in net income upon extinguishment of the debt.

•	Amendments to Subtopic 480-10,Distinguishing Liabilities from Equity—Overall. The guidance in paragraph 480-10-25-15 prohibits the combination of freestanding financial instruments within the scope of Subtopic 480-10 with noncontrolling interest, unless the combination is required by Topic 815,Derivatives and Hedging. The example in paragraphs 480-10-55-55 and 480-10-55-59 conflicts with that guidance by stating that freestanding option contracts with the terms in Derivative 2 should be accounted for on a combined basis with the noncontrolling interest. The source of the example in paragraph 480-10-55-59 is from EITF Issue No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Noncontrolling Interest in That Subsidiary.” Issue 00-4 was nullified by FASB Statement No. 150,Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but a conforming amendment to the example in paragraph 480-10-55-59 was not made to align it with the guidance in Statement 150. The amendment in this Update conforms the guidance in paragraphs 480-10-55-55 and 480-10-55-59 with the guidance in Statement 150.

•	Amendments to Subtopic 718-740,Compensation—Stock Compensation—Income Taxes. The guidance in paragraph 718-740-35-2, as amended, is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in ASU No. 2018-09 clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period when the tax deduction for compensation expense is taken on the entity’s tax return. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

•	Amendments to Subtopic 805-740,Business Combinations— Income Taxes. The amendments to paragraph 805-740-25-13 removes a list of three methods for allocating the consolidated tax provision to an acquired entity after acquisition that is inconsistent with guidance in Topic 740. The three methods for tax allocation described in paragraph 805-740-25-13 do not follow the broad principles of being systematic, rational, and consistent with Topic 740. The amendment removes the allocation methods in paragraph 805-740-25-13 and conforms the guidance in Subtopic 805-740 with the guidance in Topic 740.

•	Amendments to Subtopic 815-10,Derivatives and Hedging— Overall. The amendment to paragraphs 815-10-45-4 and 815-10-45-5 in ASU No. 2018-09 clarifies the circumstances in which derivatives may be offset. Under certain specific conditions, derivatives may be offset if three of the four criteria in paragraph 210-20-45-1 are met. One of the criteria—the intent to set off—is not required to offset derivative assets and liabilities for certain amounts arising from derivative instruments recognized at fair value and executed with the same counterparty under a master netting agreement.

•	Amendments to Subtopic 820-10,Fair Value Measurement— Overall. The amendments to paragraph 820-10-35-16D in ASU No. 2018-09 clarify the Board’s decisions about the measurement of the fair value of a liability or instrument classified in a reporting entity’s shareholder’s equity from the perspective of a market participant that holds an identical item as an asset at the measurement date. A technical inquiry questioned how transfer restrictions embedded in an asset should affect the fair value of the corresponding liability or equity instrument from the perspective of the issuer. The amendments correct the wording of paragraph 820-10-35-16D to clarify how an entity should account for those restrictions. The amendments are not intended to substantively change the application of GAAP. However, it is possible that the amendments may result in a change to existing practice for some entities.

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

•	Amendments to Subtopic 940-405,Financial Services—Brokers and Dealers—Liabilities. Paragraph 940-405-55-1 contains incomplete guidance about offsetting on the balance sheet. The current guidance focuses only on explicit settlement dates as a determining criterion for offsetting when, in fact, an entity should consider all the requirements in Section 210-20-45,Balance Sheet—Offsetting—Other Presentation Matters, to determine whether a right of offset exists. There is similar guidance in paragraph 942-210-45-3. Paragraphs 940-405-55-1 and 942-210-45- 3 originated from two different AICPA Audit and Accounting Guides and paraphrase the guidance in Subtopic 210-20, albeit each slightly differently. The Board decided to amend both paragraphs so that the industry Topic guidance refers to the complete guidance for offsetting.

•	Amendments to Subtopic 962-325,Plan Accounting—Defined Contribution Pension Plans—Investments—Other. The amendment to Subtopic 962-325 removes the stable value common collective trust fund from the illustrative example in paragraph 962-325-55-17 to avoid the interpretation that such an investment would never have a readily determinable fair value and, therefore, would always use the net asset value per share practical expedient. Rather, a plan should evaluate whether a readily determinable fair value exists to determine whether those investments may qualify for the practical expedient to measure at net asset value in accordance with Topic 820.

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

Effective Date

The amendments in ASU No. 2018-10 affect the amendments in ASU No. 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU No. 2018-10, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842.

FASB Issues Targeted Improvements to Lease Standard . The FASB has issued Accounting Standards Update (ASU) No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU is intended to reduce costs and ease implementation of the leases standard for financial statement preparers.

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

All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this ASU must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected.

The FASB has issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.

ASU No. 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820 as follows:

Removals

The following disclosure requirements were removed from Topic 820:

•	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy;

•	The policy for timing of transfers between levels;

•	The valuation processes for Level 3 fair value measurements; and

•	For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications

The following disclosure requirements were modified in Topic 820:

•	In lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities;

•	For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and

•	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions

The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

•	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and

•	The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate at a minimum from the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements.

Effective Date

The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.

Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date.

The FASB has issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, that applies to all employers that sponsor defined benefit pension or other postretirement plans.

The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.

Disclosure Requirements Deleted

•	The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.

•	The amount and timing of plan assets expected to be returned to the employer.

•	The disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law.

•	Related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan.

•	For nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy. However, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets.

•	For public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits.

Disclosure Requirements Added

•	The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates

•	An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

•	The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

•	•The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets.

•	The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

Effective Date

ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities.

The FASB has issued Accounting Standards Update (ASU) No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, that reduces the cost and complexity of financial reporting associated with consolidation of variable interest entities (VIEs). A VIE is an organization in which consolidation is not based on a majority of voting rights.

The new guidance supersedes the private company alternative for common control leasing arrangements issued in 2014 and expands it to all qualifying common control arrangements.

Under the new standard, a private company could make an accounting policy election to not apply VIE guidance to legal entities under common control (including common control leasing arrangements) when certain criteria are met. This accounting policy election must be applied by a private company to all current and future legal entities under common control that meet the criteria for applying the alternative. A private company will be required to continue to apply other consolidation guidance, specifically the voting interest entity guidance.

Additionally, a private company electing the alternative is required to provide detailed disclosures about its involvement with, and exposure to, the legal entity under common control.

The ASU also amends the guidance for determining whether a decision-making fee is a variable interest. The amendments require organizations to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP). Therefore, these amendments likely will result in more decision makers not consolidating VIEs.

For organizations other than private companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this ASU are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.

The FASB has issued Accounting Standards Update (ASU) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, that clarifies the interaction between the guidance for certain collaborative arrangements and the Revenue Recognition financial accounting and reporting standard.

A collaborative arrangement is a contractual arrangement under which two or more parties actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success. The ASU provides guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard.

The ASU also provides more comparability in the presentation of revenue for certain transactions between collaborative arrangement participants. It accomplishes this by allowing organizations to only present units of account in collaborative arrangements that are within the scope of the revenue recognition standard together with revenue accounted for under the revenue recognition standard. The parts of the collaborative arrangement that are not in the scope of the revenue recognition standard should be presented separately from revenue accounted for under the revenue recognition standard.

For public companies, the amendments in ASU No. 2018-18 are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 3 – CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2018 and June 30, 2018 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 – AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at September 30, 2018 and June 30, 2018 consist of the following items:

	September 30, 2018	June 30, 2018

Amount due from Stable Treasure Sdn. Bhd. (*)	$5,209	$4,621

_____________

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 – INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at September 30, 2018 and June 30, 2018 are summarized as follows:

	September 30, 2018	June 30, 2018

Inventories	$3,972	$9,038

The inventories represent the gold minerals as at September 30, 2018 and June 30, 2018, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 – ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at September 30, 2018 and June 30, 2018 consist of the following items:

	September 30, 2018	June 30, 2018

Due to Changxin Wanlin Technology Co Ltd(*)	$1,557,170	$1,595,488
Other accounts payable	7,120	6,406
	$1,564,290	$1,601,894

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

Advanced from related parties

Advanced from related parties at September 30, 2018 and June 30, 2018, consist of the following items:

	September 30, 2018	June 30, 2018

Advanced from BOG (#1)	$238,975	$488,631
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$120,000	$114,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$559,440	$803,096

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

(#3) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, resigned as director of the Company effective February 20, 2016. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#4) One of the directors of Yorkshire Capital Limited, Mr. Lai Kui Shing, Andy, resigned as director of CSB effective February 17, 2016. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment at September 30, 2018 and June 30, 2018 are summarized as follows:

	September 30, 2018	June 30, 2018

Land and Building	$949,982	$973,359
Plant and Machinery	16,446	153,308
Office equipment	19,022	19,490
Project equipment	655,230	1,103,794
Computer	10,346	10,601
Motor Vehicle	35,811	114,109
Accumulated depreciation	(1,683,133)	(2,368,519)
	$3,704	$6,142

The depreciation expenses charged for the period ended September 30, 2018 and 2017 was $2,312 and $7,207.

NOTE 8 – LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	September 30, 2018	June 30, 2018

Loans from banks	$2,005	$2,461
Loans from banks(non-current)	-	198
Total	$2,005	$2,659

Hire purchase installment loans with total amount $2,050 and $2,735 as at September 30, 2018 and June 30, 2018 are $2,005 and $2,659 net of imprest charges equivalent to interest $45 and $76 are summarized as follows:

	Interest Rate	Monthly Due	September 30, 2018	June 30, 2018

Financial institution in Malaysia	N/A*	-	-	-
Financial institution in Malaysia	N/A*	-	-	-
Financial institution in Malaysia	N/A*	206	2,050	2,735
Hire purchase loans payable to banks			$2,050	$2,735

_____________

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 2.24% for the entire loans life and periods.

The scheduled maturities of the CSL’s hire purchase installment loans are as follows:

September 30,
2019	2,050
2020	-
2021	-
2022	-
Later years	-
Total minimum hire purchase installment payment	$2,050
Less: Amount representing imprest charges equivalent to interest (current portion: $45 and non-current portion: -)	45
Present value of net minimum lease payments (#)	$2,005

_____________

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at September 30, 2018.

NOTE 9 – INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the periods ended September 30, 2018 and 2017. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	Period ended
	September 30, 2018	June 30, 2018

US Federal Income Tax Rate.	21%	21%
Valuation allowance – US Rate	(21)%	(21)%
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	September 30, 2018	June 30, 2018
Deferred tax assets:
Tax attribute carryforwards	$63,422	$108,284
Valuation allowances	(63,422)	(108,284)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period September 30, 2018 and June 30, 2018 or balance sheet as of September 30, 2018 and June 30, 2018. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As at September 30, 2018, the Company’s hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2018	2017

Net income(loss) applicable to common shares	$173,855	$30,283

Weighted average common shares outstanding (Basic)	115,038,909	96,038,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	115,038,909	96,038,909

Net income(loss) per share (Basic and Diluted)	$0.0015	$0.0003

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

There were 115,038,909 common shares issued and outstanding at September 30, 2018 and June 30, 2018 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 – RELATED PARTY TRANSACTIONS

As of September 30, 2018, advances were made by five companies of $2,116,610 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of September 30, 2018, amounts due from one company of $5,209 related to ordinary business transactions. The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended September 30, 2018, the Company sold the property, plant and equipment to BOG and incurred gain of $247,518.

During the period ended September 30, 2018, the Company received other income of $1,463 from BOG.

During the period ended September 30, 2018, the Company incurred cost of revenue worth of $6,571 to BOG.

NOTE 14 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the period ended September 30, 2018, the Company had an accumulated deficit of $4,760,156 and working capital deficiency of $2,136,348. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending September 30, 2018 and subsequently.

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

NOTE 15 – CONCENTRATIONS

Suppliers

The Company’s major suppliers for the period ended September 30, 2018 and 2017 are listed as following:

	Subcontractors		Accounts Payable
	Three	Three
	Months	Months
	Ended	Ended
Major Suppliers	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Company A	100%	100%	0%	0%

Customers

The Company’s major customers for the period ended September 30, 2018 and 2017 are listed as following:

	Sales		Accounts Receivable
	Three	Three
	Months	Months
	Ended	Ended
Major Customers	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Company O	100%	100%	0%	0%

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K, as filed on September 28, 2018. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 2 kilograms gold from July 2017 to June 2018. According to the ASC 930-330-20 Glossary, the production phase is defined as “when saleable minerals are extracted (produced) from an ore body, regardless of the level of production”. However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Results of Operations

For the three months ended September 30, 2018 and 2017:

We have generated $8,879 and $20,721 revenues for the three months ended September 30, 2018 and 2017, and have recorded a gross profit(loss) of $(2,387) and $9,688 for the three months ended September 30, 2018 and 2017. We have incurred $57,353 and $14,025 in operating expenses through September 30, 2018 and 2017. We have other income, net $273,367 and $42,007 for the three months ended September 30, 2018 and 2017.

The following table provides selected financial data about our company for the three months ended September 30, 2018 and September 30, 2017.

Statement of Operation	9/30/2018	9/30/2017	Change
	Amount	Amount	%
Revenue	$8,879	$20,721	(57)%
Cost of revenue	$11,266	$11,033	2%
Gross Profit(Loss)	$(2,387)	$9,688	(125)%
Operating Expenses	$57,353	$14,025	309%
Other Income, net	$273,367	$42,007	551%

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended September 30, 2018 was mainly due to a decrease in gold production because of depleting mineral reserves in the mine and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of gold production during the period and a substantial increase in closing inventories as during the period-end. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the period was mainly due to the decrease of salaries during the period. Net other income comprises mainly of miscellaneous non-operating expenses, equipment rental income and gain on disposal of property, plant and equipment. The increase in net other income for the period was mainly due the gain on disposal of property, plant and equipment.

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended September 30, 2018, was mainly due to a decrease in gold production and gold sales during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy service fee, stock-based compensation and travelling expenses. The operating expenses were mainly denominated in MYR and decrease compared with three months ended September 30, 2018, due to decrease of cost of revenue. Moreover, the average rate of MYR :USD for three months September 30, 2018 and September 30, 2017 was 0.2439 and 0.2348 respectively.

Plan of Operation

Our Industry and Principal Markets

As reported in the GFMS Gold Surveys H1 2018 released by Thomson Reuters, after closing 2017 in fine fettle gold sentiment changed early in 2018, pressuring prices towards $1,240/oz. While professional sentiment has been gold-averse, there are shifts in some regional areas of demand and growing scope for a short-covering rally. In Malaysia, the report expects the Malaysian gold market to benefit from the removal of Goods and Services Tax (GST) as a new government takes over. The jewelry demand is expected to pick up as a result of the removal of the consumption tax but the rate of recovery will depend largely on the prevailing gold price.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended September 30, 2018 and 2017.

Cash Flow Date	9/30/2018	9/30/2017
Net Profit(Loss) from operation	$213,627	$37,670
Net Cash Generated/(Used) from operating activities	$(29,562)	$(1,970)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$(595)	$(2,710)

For the three months ended September 30, 2018, the Company had incurred net profit from operation of $213,627 which posted a positive impact to the company’s cash flow. The reconciliation on non-cash items such as depreciations and gain on disposal of property, plant and equipment provide negative impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $(1,970) to $(29,562). The $213,627 net profit was partially offset by the noncash income such as $247,518 in gain on disposal of property, plant and equipment less $2,312 in depreciation. In the operating assets and liabilities, the net increase in current assets, such as accounts receivable from related parties, inventory and deposits and prepayment was $4,262 whereas the net decrease in current liabilities, such as accounts payable, accrued liabilities, advanced from sub-contractor & related parties and taxation payable was $2,245. The final result of the cash flow from operating activities was $(29,562) negative cash flow effect.

In the investing cash flow analysis, there was no change for the three months ended September 30, 2018.

In the financing analysis, there was the repayments of bank loans of $595.

The net decrease in exchange rate effect of $47,549 provided a positive cash flow effect. The cash and cash equivalents at the end of September 30, 2018, was increased by $17,392 with $27,424 as a balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of September 30, 2018.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended September 30, 2018.

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
101*

___________

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2018, and June 30, 2018, (ii) Condensed Statements of Operations for the three months ended September 30, 2018 and 2017, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: November 19, 2018	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

