Form 10-Q
period 2019-03-31
VERDE RESOURCES, INC.
filed 2019-05-20
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of May 20, 2019 there were 115,038,909 shares of the issuer’s common stock, par value $0.001, outstanding.

 VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED MARCH 31, 2019

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at March 31,	As at June 30,
	2019	2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,715	$10,032
Amount due from related parties	-	4,621
Inventories	4,332	9,038
Deposit & prepayment	429	1,615
Total Current Assets	$10,476	$25,306
Long Term Assets
Property, plant and equipment	$1,253	$6,142
Total Long Term Assets	$1,253	$6,142

TOTAL ASSETS	$11,729	$31,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,581,121	$1,601,894
Advanced from related parties	595,315	803,096
Accrual	38,693	38,791
Taxation payable	-	468
Loans from banks	816	2,461
Total Current Liabilities	$2,215,945	$2,446,710
Long term Liabilities
Loans from banks (non-current)	$-	$198
Total Long Term Liabilities	$-	$198

TOTAL LIABILITIES	$2,215,945	$2,446,908

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 115,038,909 shares issued and outstanding as of March 31, 2019 & June 30, 2018 respectively	$115,039	$115,039
Additional paid-in capital	2,416,243	2,416,243
Accumulated deficit	(4,793,428)	(4,934,011)
Accumulated other comprehensive income (loss)	581,630	548,707
Non-controlled interest	(523,700)	(561,438)
Total Stockholders’ Deficit	$(2,204,216)	$(2,415,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,729	$31,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

REVENUES
Revenue	-	14,422	$8,879	$57,945
Cost of revenue	(1,934)	(10,846)	(14,739)	(56,925)
Gross loss	(1,934)	3,576	(5,860)	1,020

OPERATING EXPENSES:
Selling, general & administrative expenses	(25,917)	(353,539)	(119,172)	(342,239)
LOSS FROM OPERATIONS	(27,851)	(349,963)	$(125,032)	$(341,219)

OTHER INCOME(EXPENSES)	3,334	71,475	303,353	130,039

NET LOSS BEFORE INCOME TAX	(24,517)	(278,488)	$178,321	$(211,180)

Provision of Income Tax	-	-	-	-
NET PROFIT (LOSS)	(24,517)	(278,488)	$178,321	$(211,180)

Non-controlled interest	2,342	(11,022)	(37,738)	(18,594)
Net loss contributed to the group	(22,175)	(289,510)	140,583	(229,774)

Other comprehensive income(loss)
Foreign currency translation income(loss)	(33,951)	(140,701)	$32,923	$(317,389)

Comprehensive income(loss)	$(56,126)	$(430,211)	$173,506	$(547,163)

Basic and Diluted Loss per Common Share	$(0.0002)	$(0.003)	$0.0012	$(0.002)

Weighted Average Number of Common Shares Outstanding	115,038,909	98,188,544	115,038,909	98,188,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated	Non-Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	Total

Balance - June 30, 2017	96,038,909	$96,039	$2,055,243	$(4,628,182)	$(579,237)	$731,182	$(2,324,955)

Shares issued	19,000,000	19,000	361,000	-	-	-	380,000

Net loss for the period	-	-	-	(229,774)	18,594	-	(211,180)

Foreign currency translation gain	-	-	-	-	-	(317,389)	(317,389)

Balance - March 31, 2018	115,038,909	$115,039	$2,416,243	$(4,857,956)	$(560,643)	$413,793	$(2,473,524)

Balance - June 30, 2018	115,038,909	$115,039	$2,416,243	$(4,934,011)	$(561,438)	$548,707	$(2,415,460)

Net loss for the period	-	-	-	140,583	37,738	-	178,321

Foreign currency translation gain	-	-	-	-	-	32,923	32,923

Balance - March 31, 2019	115,038,909	$115,039	$2,416,243	$(4,793,428)	$(523,700)	$581,630	$(2,204,216)

	Common Shares		Additional Paid-In	Accumulated	Non-Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	Total

Balance – December 31, 2017	96,038,909	$96,039	$2,055,243	$(4,568,446)	$(571,665)	$554,494	$(2,434,335)

Shares issued	19,000,000	19,000	361,000	-	-	-	380,000

Net profit( loss) for the period	-	-	-	(289,510)	11,022	-	(278,488)

Foreign currency translation gain (loss)	-	-	-	-	-	(140,701)	(140,701)

Balance - March 31, 2018	115,038,909	$115,039	$2,416,243	$(4,857,956)	$(560,643)	$413,793	$(2,473,524)

Balance - December 31, 2018	115,038,909	$115,039	$2,416,243	$(4,771,253)	$(521,358)	$615,581	$(2,145,748)

Net profit( loss) for the period	-	-	-	(22,175)	(2,342)	-	(24,517)

Foreign currency translation gain (loss)	-	-	-	-	-	(33,951)	(33,951)

Balance - March 31, 2019	115,038,909	$115,039	$2,416,243	$(4,793,428)	$(523,700)	$581,630	$(2,204,216)

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$178,321	$(211,180)
Adjustments to reconcile loss to net cash used in operations
Depreciation	4,787	15,645
Waiver of consultancy service fee	-	(17,435)
Stock-based compensation	-	380,000
Gain on disposal of property, plant and equipment	(246,617)	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	4,536	(274)
Deposits and prepayment	1,160	-
Inventory	4,576	(10,127)
Other receivable	-	-
Increase (decrease) in:
Accounts payable	(4,163)	(42,875)
Accrued liabilities	(92)	(54,771)
GST payable	(460)	(652)
Advanced from sub-contractor & related parties	(4,105)	(25,584)
Deposit received from customer	-	-
Net cash provided by (used in) operating activities	(62,057)	32,747

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	-	-
Addition of motor vehicle	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from bank loans	-	-
Repayments of bank loans	(1,801)	(4,253)
Shareholders’ loans waived	-	-
Proceeds from issuance of common stock	-	-
Net cash (used in) provided by financing activities	(1,801)	(4,253)

Net increase (decrease) in cash and cash equivalent	(63,858)	28,494

Effect of exchange rate changes on cash	59,541	(33,390)

Net increase (decrease) in cash and cash equivalents	(4,317)	(4,896)
Cash and cash equivalents at beginning of period	10,032	38,616
Cash and cash equivalents at end of period	$5,715	$33,720

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$67	$167
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

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

Effective February 2, 2018, the Company s Articles of Incorporation were amended to increase the authorized shares of the Company from 250,000,000 shares of common stock to 10,000,000,000 shares of common stock. A copy of the Certificate of Amendment was filed with the Nevada Secretary of State. The Form 8K announcing the increase of the authorized shares of the Company was filed with SEC on February 6, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $5,715 and $10,032 in cash and cash equivalents at March 31, 2019 and June 30, 2018, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At and, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of March 31, 2019 and June 30, 2018, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At March 31, 2019 and June 30, 2018 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of March 31, 2019 and June 30, 2018.

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

	March 31, 2019	June 30, 2018
Period-end MYR : $1 exchange rate	0.2449	0.2475
Average MYR : $1 exchange rate	0.2430	0.2462

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs” . Advertising expenses incurred for the periods ended March 31, 2019 and June 30, 2018 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of March 31, 2019 and June 30, 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

16

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

18

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

Disclosure Requirements Added

•	The weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates

•	An explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period.

•	The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed:

•	The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets.

•	The accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets.

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

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2019 and June 30, 2018 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at March 31, 2019 and June 30, 2018 consist of the following items:

	March 31, 2019	June 30, 2018

Amount due from Stable Treasure Sdn. Bhd. (*)	$-	$4,621

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at March 31, 2019 and June 30, 2018 are summarized as follows:

	March 31, 2019	June 30, 2018

Inventories	$4,332	$9,038

The inventories represent the gold minerals as at March 31, 2019 and June 30, 2018, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at March 31, 2019 and June 30, 2018 consist of the following items:

	March 31, 2019	June 30, 2018
Due to Changxin Wanlin Technology Co Ltd(*)	$1,578,978	$1,595,488
Other accounts payable	2,143	6,406
	$1,581,121	$1,601,894

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

Advanced from related parties

 Advanced from related parties at March 31, 2019 and June 30, 2018, consist of the following items:

	March 31, 2019	June 30, 2018
Advanced from BOG (#1)	$268,850	$488,631
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$126,000	$114,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$595,315	$803,096

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at March 31, 2019 and June 30, 2018 are summarized as follows:

	March 31, 2019	June 30, 2018
Land and Building	$963,287	$973,359
Plant and Machinery	16,676	153,308
Office equipment	19,288	19,490
Project equipment	664,407	1,103,794
Computer	10,491	10,601
Motor Vehicle	36,313	114,109
Accumulated depreciation	(1,709,209)	(2,368,519)
	$1,253	$6,142

The depreciation expenses charged for the period ended March 31, 2019 and 2018 was $4,787 and $15,645.

NOTE 8 - LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	March 31, 2019	June 30, 2018
Loans from banks	$816	$2,461
Loans from banks(non-current)	-	198
Total	$816	$2,659

Hire purchase installment loans with total amount $824 and $2,735 as at March 31, 2019 and June 30, 2018 are $816 and $2,659 net of imprest charges equivalent to interest $8 and $76 are summarized as follows:

	Interest Rate	Monthly Due	March 31, 2019	June 30, 2018
Financial institution in Malaysia	N/A*	$1,514	$-	$-
Financial institution in Malaysia	N/A*	266	-	-
Financial institution in Malaysia	N/A*	209	824	2,735

Hire purchase loans payable to banks			$824	$7,533

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 1.02% for the entire loans life and periods.

The scheduled maturities of the CSL’s hire purchase installment loans are as follows:

March 31,
2020	824
2021	-
2022	-
2023	-
Later years	-
Total minimum hire purchase installment payment	$824
Less: Amount representing imprest charges equivalent to interest (current portion: $8 and non-current portion: -)	(8)
Present value of net minimum lease payments (#)	$816

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at March 31, 2019.

NOTE 9 - INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the periods ended March 31, 2019 and 2018. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	Period ended
	March 31, 2019	June 30, 2018
US Federal Income Tax Rate.	21%	21%
Valuation allowance – US Rate	(21)%	(21)%
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	March 31, 2019	June 30, 2018
Deferred tax assets:
Tax attribute carryforwards	$70,837	$108,284
Valuation allowances	(70,837)	(108,284)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period March 31, 2019 and June 30, 2018 or balance sheet as of March 31, 2019 and June 30, 2018. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at March 31, 2019, the Company’s hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Net loss applicable to common shares	$(22,175)	$(289,510)

Weighted average common shares outstanding (Basic)	115,038,909	98,188,544
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	115,038,909	98,188,544

Net loss per share (Basic and Diluted)	$(0.0002)	$(0.0029)

	Nine Months Ended March 31,
	2019	2018
Net profit (loss) applicable to common shares	$140,583	$(229,774)

Weighted average common shares outstanding (Basic)	115,038,909	98,188,544
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	115,038,909	98,188,544

Net profit (loss) per share (Basic and Diluted)	$0.0012	$(0.002)

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

There were 115,038,909 common shares issued and outstanding at March 31, 2019 and June 30, 2018 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of March 31, 2019, advances were made by five companies of $2,174,293 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of March 31, 2019, amounts due from one company of $0 related to ordinary business transactions. The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

During the period ended March 31, 2019, the Company sold the property, plant and equipment to BOG and incurred gain of $246,617.

During the period ended March 31, 2019, the Company received other income of $27,580 from BOG.

During the period ended March 31, 2019, the Company incurred cost of revenue worth of $6,547 to BOG.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the period ended March 31, 2019, the Company had a net profit of $178,321 and working capital deficiency of $2,205,469. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending March 31, 2019 and subsequently.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company’s major suppliers for the period ended March 31, 2019 and 2018 are listed as following:

	Subcontractors		Accounts Payable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Suppliers	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Company A	100%	100%	0%	0%

Customers

The Company’s major customers for the period ended March 31, 2019 and 2018 are listed as following:

	Sales		Accounts Receivable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Customers	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Company M	0%	0%	0%	0%
Company N	0%	0%	0%	0%
Company O	100%	100%	0%	0%

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

Results of Operations

For the three months ended March 31, 2019 and 2018:

We have generated $0 and $14,422 revenues for the three months ended March 31, 2019 and 2018, and have recorded a gross loss of $1,934 and gross profit of $3,576 for the three months ended March 31, 2019 and 2018. We have incurred $25,917 and $353,539 in operating expenses through March 31, 2019 and March 31, 2018. We have other income $3,334 and $71,475 for the three months ended March 31, 2019 and 2018.

The following table provides selected financial data about our company for the three months ended March 31, 2019 and March 31, 2018.

Statement of Operation	3/31/2019	3/31/2018	Change
	Amount	Amount	%
Revenue	$-	$14,422	(100)%
Cost of revenue	$1,934	$10,846	(82)%
Gross Profit (Loss)	$(1,934)	$3,576	(154)%
Operating Expenses	$25,917	$353,539	(93)%
Other Income	$3,334	$71,475	(95)%

For the nine months ended March 31, 2019 and 2018:

We have generated $8,879 and $57,945 revenues for the nine months ended March 31, 2019 and 2018, and have recorded a gross loss of $5,860 and gross profit of $1,020 for the nine months ended March 31, 2019 and 2018. We have incurred $119,172 and $342,239 in operating expenses through March 31, 2019 and March 31, 2018. We have other income $303,353 and $130,039 for the nine months ended March 31, 2019 and 2018.

The following table provides selected financial data about our company for the nine months ended march 31, 2019 and March 31, 2018.

Statement of Operation	3/31/2019	3/31/2018	Change
	Amount	Amount	%
Revenue	$8,879	$57,945	(85)%
Cost of revenue	$14,739	$56,925	(74)%
Gross Profit (Loss)	$(5,860)	$1,020	(675)%
Operating Expenses	$119,172	$342,239	(65)%
Other Income	$303,353	$130,039	133%

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended March 31, 2019, was mainly due to a decrease in gold production because of depleting mineral reserves in the mine and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of gold production corresponding to the decrease in revenue during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees, stock-based compensation and travelling expenses. The increase in operating expenses for the period was mainly due to the share based payment and an increase in foreign exchange gain during the period. Net other income comprise mainly of miscellaneous non-operating expenses, equipment rental income and waiver of consultancy service fee. The increase in net other income for the period was mainly due to the increase of equipment rental income and the waiver of consultancy service fee.

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended March 31, 2019, was mainly due to a decrease in gold production and gold sales during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy service fee, stock-based compensation and travelling expenses. The operating expenses were mainly denominated in MYR and decrease compared with nine months ended March 31, 2019, due to decrease of cost of revenue. Moreover, the average rate of MYR :USD for nine months March 31, 2019 and March 31, 2018 was 0.2449 and 0.2447 respectively.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended March 31, 2019 and March 31, 2018.

Cash Flow Date	3/31/2019	3/31/2018
Net Profit (Loss) from operation	$178,321	$(211,180)
Net Cash Generated/(Used) from operating activities	$(62,057)	$32,747
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$(1,801)	$(4,253)

For the nine months ended March 31, 2019, the Company had incurred net profit from operation of $178,321, which posted a positive impact to the company’s cash flow. The reconciliation on non-cash items such as gain on disposal of property, plant and equipment provide negative impact on cash.

In the operation analysis, the net cash generated from (used in) operating activities increased from $32,747 to ($62,057). The $178,321 net profit was partially offset by the noncash expense such as $4,787 in depreciation and $246,617 gain on disposal of property, plant and equipment. In the operating assets and liabilities, the net decrease in current assets, such as accounts receivable from related parties, deposits and prepayment was $10,272, whereas the net decrease in current liabilities, such as accounts payable, accrued liabilities and advanced from related parties was $8,820, which provided negative cash flow effect to the $178,321 profit in operation. The final result of the cash flow from operating activities was a negative cash flow effect.

In the investing cash flow analysis, there was no change for the nine months ended March 31, 2019.

In the financing analysis, there was loan principal $1,801 repaid to a bank for the nine months ended March 31, 2019, compared to $4,253 repaid to the bank for the nine months ended March 31, 2018. The overall cash flow effect was negative.

The net increase in exchange rate effect of $59,541 provided a positive cash flow effect. The cash and cash equivalents at the end of March 31, 2019, was decreased by $4,317 with $5,715 as a balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of March 31, 2019.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended March 31, 2019.

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
101*

____________

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2019, and June 30, 2018, (ii) Condensed Statements of Operations for the three and nine months ended March 31, 2019 and 2018, (iii) Condensed Statements of Cash Flows for the nine months ended March 31, 2019 and 2018, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: May 20, 2019	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

