Form 10-K
period 2019-06-30
VERDE RESOURCES, INC.
filed 2019-10-11
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $0.01 (or the average bid and asked price of such common equity) as of the last business day of the registrant’s most recently completed second fiscal quarter, being December 31, 2018, was $997,925.68.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

115,038,909 as of October 11, 2019

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

According to the United States Industry Guide 7 (a) (4) on mining operations, the Merapoh Gold Mine is currently in the production stage because the mine has produced approximately 0.1 kilogram of gold from July 2018 to June 2019. According to the ASC 930-330-20 Glossary, the production phase is defined as “when saleable minerals are extracted (produced) from an ore body, regardless of the level of production”. However, the production is limited to a small part of the site, and extraction is alluvial gold only. The objective of the Company is preparing to improve the productivity of the mines to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Location and Access:

The Merapoh Gold Mine is about 280km from Kuala Lumpur, and 50km from Kuala Lipis, the former state capital of Pahang, accessible via secondary paved highways with a new major highway under construction expected to be completed in 2018/19. The geological coordinates of the mine are 101 ° 58 ′ , 4 ° 35 ′.

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

Gold ore extraction of the Merapoh Gold Mine for the twelve months ended June 30, 2019, was approximately 18,000 tons of gold ore or a monthly average of 1,500 tons (using a 12-month average), with an average gold grade of 0.01 g/t. Gold concentrate sold for the twelve months ended June 30, 2019, was approximately 0.37 kg. The production level, in units of daily tonnage of raw mineral rocks extracted, averaged 49 tons/day (12-month average) during the fiscal year 2019.

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

Number of Employees

The Company had 1 employee during the year from July 1, 2018 to June 30, 2019.

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

Unless we increase our mining production or secure new sources, we may not be able to meet expenses and our business may fail

Our production of gold has steadily decreased over the past two years. This is a result of lower production of gold from our mine. We are investigating methods to increase production of gold from the mine, but we may not be successful. We are also considering acquiring other mining properties to increase our overall production and income. However, if we are not successful in increasing production, either through new methods at our exiting mine, or by securing rights at other gold properties, we may not have sufficient revenues to maintain our business, and our business may fail.

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

As at June 30, 2019, the property and equipment owned by CSB are summarized, at net book values as follows:

Land and Building	$1
Plant and Machinery	$-
Office equipment	$-
Project equipment	$-
Computer	$-
Motor Vehicle	$-
$1

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the year ended June 30, 2019.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is now quoted on the OTCQB, under the symbol “VRDR”. Our stock was approved for quotation on the OTCBB on September 26, 2012. However, the Company’s common stock did not begin active trading until October, 2013.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB since trading began October 7, 2013, based on our fiscal year end June 30, 2019 These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low

June 30, 2018	$0.029	$0.0041
September 30, 2018	$0.0129	$0.0062
December 31, 2018	$0.0109	$0.004
March 31, 2019	$0.05	$0.0028
June 30, 2019	$0.10	$0.022

As of October 11, 2019, we had 34 shareholders of record of our common stock and 115,038,909 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2019, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2019.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2019.

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

Results of Operations

We have generated $73,939 and $12,036 revenues for the year ended June 30, 2018 and 2019, respectively, and have recorded a gross loss of $12,201 and $11,105 for the year ended June 30, 2018 and 2019. We have incurred $416,293 and $162,886 in operating expenses through June 30, 2018 and June 30, 2019. We have other income $140,464 and $302,724 for the year ended June 30, 2018 and 2019.

The following table provides selected financial data about our company for the year ended June 30, 2019 and June 30, 2018.

Statement of Operation	June 30, 2019	June 30, 2018	Change
	Amount	Amount	%

Revenue	$12,036	$73,939	(84)
Cost of revenue	$23,141	$86,140	(73)
Gross Loss	$11,105	$12,201	(9)
Operating Expenses	$162,886	$416,293	(61)
Other Income	$302,724	$140,464	116

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended June 30, 2019 was mainly due to a decrease in gold production and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of salaries, depreciation and closing stock as at period ended and weakness of average rate for MYR:USD compared with last year. (2019: 0.2425 2018: 0.2462). Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the period was mainly due to the due to the weakness of average rate for MYR:USD as mentioned above, and a reduction in the provision for professional and consultancy fees payable to related companies. The increase of other income was mainly due to the gains on disposal of the property and equipment.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the year ended June 30, 2019 and 2018.

Cash Flow Date	June 30, 2019	June 30, 2018

Net Profit/(Loss) from operation	$128,733	$(288,030)
Net Cash Generated/(Used) from operating activities	$40,702	$(51,134)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$(2,411)	$(4,873)

For the year ended June 30, 2019, the Company had incurred net profit from operation of $128,733 which posted a positive impact to the company’s cash flow. The reconciliation on non-cash items such as depreciation and gains on disposal of property, plant and equipment provides negative impact on cash.

In the operation analysis, the net cash provided by operating activities increased from $51,134 used in to $40,702 for the years ended June 30, 2018 and 2019, respectively. The operation gain of $128,733 was partially offset by the noncash expenses such as $6,016 in depreciation and noncash income of $246,105 in gains on disposal of property, plant and equipment. In the operating assets and liabilities, the net decrease in current assets, such as accounts receivable, inventory and deposits was $13,989 whereas the net increase in current liabilities, such as accounts payable, accrued liabilities, other payables, advanced from sub-contractor & related parties and taxation payable was $138,069, which provided $88,031 negative cash flow effect to offset the $128,733 gain in operation. The final result of the cash flow from operating activities was $40,702 positive cash flow effect.

In the investing cash flow analysis, there was no change for the year ended June 30, 2019.

In financing analysis, the repayments of bank loans end up with a negative cash flow of $2,411 for the year ended June 30, 2019, compared to $4,873 repaid to the bank for the year ended June 30, 2018. The overall cash flow effect was negative.

The net increase in exchange rate effect of $37,661 also provided negative cash flow effect. The cash and cash equivalents at the end of June 30, 2019, was increased by $630 with $10,662 as balance.

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

Item 8. Financial Statements and Supplementary Data

VERDE RESOURCES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2019

Verde Resources, Inc

Consolidated Balance Sheets

	As at June 30,	As at June 30,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$10,662	$10,032
Amount due from related parties	-	4,621
Inventories	-	9,038
Other deposit & prepayment	974	1,615
Total Current Assets	$11,636	$25,306
Long Term Assets
Property, plant and equipment	$1	$6,142
Total Long Term Assets	$1	$6,142

TOTAL ASSETS	$11,637	$31,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,563,102	$1,601,894
Advanced from related parties	592,683	803,096
Accrual and other payables	76,490	38,791
Taxation payable	-	468
Loans from banks	193	2,461
Total Current Liabilities	$2,232,468	$2,446,710
Long term Liabilities
Loans from banks (non-current)	$-	$198
Total Long Term Liabilities	$-	$198

TOTAL LIABILITIES	$2,232,468	$2,446,908

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 115,038,909 shares issued and outstanding as of June 30, 2019 & June 30, 2018 respectively	$115,039	$115,039
Additional paid-in capital	2,416,243	2,416,243
Accumulated deficit	(4,839,749)	(4,934,011)
Accumulated other comprehensive income(loss)	614,603	548,707
Non-controlled interest	(526,967)	(561,438)
Total Stockholders’ Deficit	$(2,220,831)	$(2,415,460)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,637	$31,448

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Consolidated Statements of Operations

	For the year	For the year
	ended	Ended
	June 30, 2019	June 30, 2018

REVENUES
Revenue	$12,036	$73,939
Cost of revenue	(23,141)	(86,140)
Gross loss	(11,105)	(12,201)

OPERATING EXPENSES:
Selling, general & administrative expenses	(162,886)	(416,293)
LOSS FROM OPERATIONS	$(173,991)	$(428,494)

OTHER INCOME (EXPENSE)	302,724	140,464

NET INCOME (LOSS) BEFORE INCOME TAX	$128,733	$(288,030)

Provision of Income Tax	-	-
NET LOSS	$128,733	$(288,030)

Non-controlled interest	(34,471)	(17,799)
Net profit (loss) contributed to the group	94,262	(305,829)

Other comprehensive income(loss)

Foreign currency translation gain(loss)	$65,896	$(182,475)

Comprehensive loss	$160,158	$(488,304)

Basic and Diluted Loss per Common Share	$0.0008	$(0.003)

Weighted Average Number of Common Shares Outstanding	115,038,909	102,389,594

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-In	Accumulated	Non-Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	Total

Balance - June 30, 2017	96,038,909	$96,039	$2,055,243	$(4,628,182)	$(579,237)	$731,182	$(2,324,955)

Shares issued	19,000,000	19,000	361,000	-	-	-	380,000

Net loss for the period	-	-	-	(305,829)	17,799	-	(288,030)

Foreign currency translation loss	-	-	-	-	-	(182,475)	(182,475)

Balance - June 30, 2018	115,038,909	$115,039	$2,416,243	$(4,934,011)	$(561,438)	$548,707	$(2,415,460)

Net profit for the period	-	-	-	94,262	34,471	-	128,733

Foreign currency translation gain	-	-	-	-	-	65,896	65,896

Balance - June 30, 2019	115,038,909	$115,039	$2,416,243	$(4,839,749)	$(526,967)	$614,603	$(2,220,831)

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Consolidated Statements of Cash Flows

	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net profit (loss)	$128,733	$(288,030)
Adjustments to reconcile loss to net cash used in operations
Depreciation	6,016	18,617
Waiver of consultancy service fee	-	(17,545)
Stock-based compensation	-	(380,000)
Gain on disposal of fixed assets	(246,105)	-
Issuance of common stock (non-cash)	-	-
Changes in operating assets and liabilities
(Increase) decrease in:
Amount due from related party	4,527	(275)
Deposits and prepayment	608	(7)
Inventory	8,854	347
Increase (decrease) in:
Accounts payable	(3,200)	(37,772)
Accrued liabilities and other payables	37,770	(65,124)
Advanced from sub-contractor & related parties	103,958	(36,785)
GST Tax payable	(459)	(4,560)
Net cash (used in) operating activities	40,702	(51,134)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	-	-
Addition of motor vehicle	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from bank loans	-	-
Repayments of bank loans	(2,411)	(4,873)
Proceeds from issuance of common stock	-	-
Net cash (used in) provided by financing activities	(2,411)	(4,873)

Net (decrease) in cash and cash equivalents	38,291	(56,007)

Effect of exchange rate changes on cash	(37,661)	27,423

Net (decrease) in cash and cash equivalents	630	(28,584)
Cash and cash equivalents at beginning of year	10,032	38,616
Cash and cash equivalents at end of year	$10,662	$10,032

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$74	$205
Supplementary non-cash information
Reorganization	$-	$-
Issuance of common stock (non-cash)	$-	$-

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $10,662 and $10,032 in cash and cash equivalents at June 30, 2019 and June 30, 2018, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2019 and June 30, 2018, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of June 30, 2019 and June 30, 2018, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At June 30, 2019 and June 30, 2018 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of June 30, 2019 and June 30, 2018.

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

	June 30, 2019	June 30, 2018
Year-end MYR : $1 exchange rate	0.2420	0.2475
Average MYR : $1 exchange rate	0.2425	0.2462

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs” . Advertising expenses incurred for the years ended June 30, 2019 and year ended June 30, 2018 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of June 30, 2019 and June 30, 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

F-13

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

F-15

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

The FASB has issued Accounting Standards Update (ASU) No. 2019-01, Leases (Topic 842): Codification Improvements .

The new ASU aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied.

The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending , to present all “principal payments received under leases” within investing activities.

Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced the expected credit losses methodology for the measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss methodology. The amendments in Update 2016-13 added Topic 326, Financial Instruments—Credit Losses, and made several consequential amendments to the Codification. Update 2016-13 also modified the accounting for available-for-sale debt securities, which must be individually assessed for credit losses when fair value is less than the amortized cost basis, in accordance with Subtopic 326-30, Financial Instruments— Credit Losses—Available-for-Sale Debt Securities. Since the issuance of Update 2016-13, the Board has assisted stakeholders in implementing the amendments formally through the activities of the Credit Losses Transition Resource Group (TRG) and informally through other implementation assistance activities. Through this assistance, the Board has identified certain areas that require clarification and improvement. The FASB received several agenda request letters asking that the Board consider amending the transition guidance for Update 2016-13. The entities that submitted the agenda request letters noted that certain financial statement preparers have begun (or are planning) to elect the fair value option on newly originated or purchased financial assets, although those entities historically have measured similar financial assets at amortized cost basis. Without the targeted transition relief provided by the amendments in this Update, those entities noted that they would be required to maintain dual measurement methodologies for identical or similar financial instruments that are being managed in the same manner and that they would not provide financial statement users with decision-useful information because the financial statement information would not be comparable. That is, the portion of an entity’s financial instruments measured at fair value may not be comparable to other identical, or similar, financial instruments measured at amortized cost basis that are owned by the same entity. The amendments in this Update address those stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information.

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

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2019 and June 30, 2018 cash and cash equivalents consisted of bank deposits in banks in Malaysia and petty cash on hands.

NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at June 30, 2019 and June 30, 2018 consist of the following items:

	June 30, 2019	June 30, 2018
Amount due from Stable Treasure Sdn. Bhd. (*)	$-	$4,621

______________

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at June 30, 2019 and June 30, 2018 are summarized as follows:

	June 30, 2019	June 30, 2018
Inventories	$-	$9,038

The inventories represent the gold minerals as at June 30, 2019 and June 30, 2018, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at June 30, 2019 and June 30, 2018 consist of the following items:

	June 30, 2019	June 30, 2018
Due to Changxin Wanlin Technology Co Ltd(*)	$1,560,032	$1,595,488
Other accounts payable	3,070	6,406
	$1,563,102	$1,601,894

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

Advanced from related parties

Advanced from related parties at June 30, 2019 and June 30, 2018 consist of the following items:

	June 30, 2019	June 30, 2018
Advanced from BOG (#1)	$266,218	$488,631
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$126,000	$114,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$592,683	$803,096

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at June 30, 2019, and June 30, 2018, are summarized as follows:

	June 30, 2019	June 30, 2018
Land and Building	$951,728	$973,359
Plant and Machinery	16,476	153,308
Office equipment	19,057	19,490
Project equipment	656,434	1,103,794
Computer	10,365	10,601
Motor Vehicle	35,877	114,109
Accumulated depreciation	(1,689,936)	(2,368,519)
	$1	$6,142

The depreciation expenses charged for the year ended June 30, 2019 and 2018 were $6,016 and $18,617 respectively.

NOTE 8 - LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	June 30, 2019	June 30, 2018
Loans from banks	$193	$2,461
Loans from banks(non-current)	-	198
Total	$193	$2,659

Hire purchase installment loans with total amount $194 and $2,735 as at June 30, 2019, and June 30, 2018, are $193 and $2,659 net of imprest charges equivalent to interest $1 and $76 respectively are summarized as follows:

	Interest Rate	Monthly Due	June 30, 2019	June 30, 2018
Financial institution in Malaysia	N/A*	-	-	-
Financial institution in Malaysia	N/A*	-	-	-
Financial institution in Malaysia	N/A*	207	194	2,735
Hire purchase loans payable to banks			$194	$2,735

______________

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 0.42% for the rest of entire loans life and periods.

The scheduled maturities of the CSB’s hire purchase installment loans are as follows:

June 30,
2020	$194
2021
2022
2023
Later years
Total minimum hire purchase installment payment	$194
Less: Amount representing imprest charges equivalent to interest (current portion: $1 and non-current portion: -)	1
Present value of net minimum lease payments (#)	$193

______________

(#) Minimum payment reflected in the balance sheet as current and non-current obligations under hire purchases installment loans as at June 30, 2019.

NOTE 9 - INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the periods ended June 31, 2019 and 2018. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	For the year ended	For the period ended
	June 30, 2019	June 30, 2018
US Federal Income Tax Rate.	21%	21%
Valuation allowance - US Rate	(21)%	(21)%
BVI Income Tax Rate	0%	0%
Valuation allowance - BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance - Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	June 30, 2019	June 30, 2018
Deferred tax assets:
Tax attribute carryforwards	$-	$108,284
Valuation allowances	-	(108,284)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for years ended June 30, 2019 and June 30, 2018 or balance sheet as of June 30, 2019 and June 30, 2018. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at June 30, 2019, the Company’s office rent has expired and is currently being rent under month to month term. There are no commitments and contracts on such rental expenses as at June 30, 2019.

As at June 30, 2019, the Company’s hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2019	2018

Net profit (loss) applicable to common shares	$94,262	$(305,829)

Weighted average common shares outstanding (Basic)	115,038,909	102,389,594
Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	115,038,909	102,389,594

Net profit (loss) per share (Basic and Diluted)	$0.0008	$(0.003)

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

There were 115,038,909 common shares issued and outstanding at June 30, 2019 and June 30, 2018 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As at June 30, 2019, advances were made by five companies of $2,152,715 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

During the year ended June 30, 2019, the Company earned equipment and vehicle lease rental income of $27,523 from BOG.

During the year ended June 30, 2019, the Company incurred cost of revenue worth of $8,883 to BOG.

During the year ended June 30, 2019, the Company recognized a gain on disposal of $246,105 on property and equipment sold to BOG.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2019, the Company has an accumulated deficit of $4,839,749 and working capital deficiency of $2,220,832. The Company intends to fund operations through debt and equity financing arrangements.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company’s major suppliers for the year ended June 30, 2019 and 2018 are listed as following:

	Subcontractors		Accounts Payable
	Year	Year
	Ended	Ended
Major Suppliers	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Company A	100%	100%	0%	0%

Customers

The Company’s major customers for the year ended June 30, 2019 and 2018 are listed as following:

	Sales		Accounts Receivable
	Year	Year
	Ended	Ended
Major Customers	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Company M	0%	0%	0%	0%
Company N	0%	0%	0%	0%
Company O	100%	100%	0%	0%
Company P	0%	0%	0%	0%

NOTE 16 - SUBSEQUENT EVENTS

The Company’s office rent has expired as at June 30, 2019, and the Company intends to renew the rental agreement for one year period pending final execution with the landlord.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to disclose except above mentioned matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Independent Accountants:

There were no changes to our certifying accountants for the year ended June 30, 2019.

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

As of June 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of June 30, 2019.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of June 30, 2019 based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2019, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Balakrishnan B S Muthu	President	57	February 20, 2016
Balakrishnan B S Muthu	Treasurer, Chief Financial Officer, General Manager and Director	57	October 17, 2013
Chen Ching	Director	59	February 20, 2016
Liang Wai Keen	Secretary	48	October 17, 2013

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

Board and Committee Meetings

Our board of directors currently consists of two members, Balakrishnan B S Muthu and Chen Ching. The Board held no formal meetings during the year ended June 30, 2019. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer; and

(b)	each of our two executive officers who were serving as executive officers at the end of the year ended June 30, 2019.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Balakrishnan B S Muthu (1) President, Treasurer, Chief Financial	2019	38,860	0	0	0	0	0	0	38,860
Officer, General Manager, and Director	2018	100,000	0	0	0	0	0	0	100,000

Chen Ching (2)	2019	0	0	0	0	0	0	0	0
	2018	100,000	0	0	0	0	0	0	100,000

______________

(1)

Mr. Muthu was appointed Treasurer, Chief Financial Officer, General Manager and a director of the Company on October 17, 2013. He was also appointed President of the Company on February 20, 2016. Mr. Muthu was paid a total salary of $39,217 for the year ended June 30, 2019.

(2)	Mr. Chen was paid a total salary of $0 for the year ended June 30, 2019.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2019.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended June 30, 2019.

Option Exercises and Stock Vested

During our Fiscal year ended June 30, 2019, there were no options exercised by any officer or director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 11, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

_____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 11, 2019. As of October 11, 2019, there were 115,038,909 shares of our company’s common stock issued and outstanding.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2019 and 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K, and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2019	Year Ended June 30, 2018
Audit Fees (1)	$56,200	$56,200
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$2,000	$2,000
All Other Fees (4)	$-	$-
Total	$58,200	$58,200

_____________

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

_____________

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

VERDE RESOURCES, INC.
(Registrant)

Dated: October 11, 2019	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 11, 2019	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Dated: October 11, 2019	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)

