Form 10-K/A
period 2019-06-30
VERDE RESOURCES, INC.
filed 2019-11-13
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

115,038,909 as of November 13, 2019

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Verde Resources, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed on October 11, 2019 (the “Original 10-K”), as the audit of the Company’s annual financial statements contained therein has now been completed. The Company is now filing this Amendment No. 1 to include the Report of Independent Registered Public Accounting Firm.

For convenience and ease of reference, the Company is filing the annual report in its entirety with applicable changes. Unless otherwise stated, all information contained in this Form 10K/A is as of October 11, 2019, the filing date of the original Annual Report. Except as stated herein, this Form 10K/A does not reflect events or transactions occurring after such filing date and does not contain any modifications or updates to the disclosure in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

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

On October 25, 2013, we entered into an Assignment Agreement For the Assignment of Management Rights in Merapoh Gold Mines in Malaysia (“Assignment Agreement”) with Federal Mining Resources Limited (“FMR”), a company incorporated under the laws of the British Virgin Islands.

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

Work Completed and Present Condition:

Lode gold exploration on Site IV-1 commenced in 2011 and still in progress with both in-house drilling team and third party drilling services running in parallel to expedite data collection to generate a comprehensive JORC compliant gold reserve report.

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
Verde Resources, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Verde Resources, Inc. and its subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2019. The Company’s management is responsible for these financial statements. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company had a working capital deficiency and accumulated deficit from recurring net losses as of June 30, 2019. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 14 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

(successor to Centurion ZD CPA Limited)

We have served as the Company’s auditor since 2014.

Hong Kong, China

November 13, 2019

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

VERDE RESOURCES, INC.
(Registrant)

Dated: November 13, 2019	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2019	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Dated: November 13, 2019	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)

