Form 10-Q
period 2019-12-31
VERDE RESOURCES, INC.
filed 2020-02-20
CIK 1506929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
December 31, 2019

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

As of February 19, 2020 there were 115,038,909 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERDE RESOURCES, INC.

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED DECEMBER 31, 2019

Verde Resources, Inc.
Condensed Consolidated Balance Sheets

	As at December 31,	As at June 30,
	2019	2019
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$38,358	$10,662
Amount due from related parties	-	-
Inventories	-	-
Deposit & prepayment	25,559	974
Total Current Assets	$63,917	$11,636
Long Term Assets
Property, plant and equipment	$826	$1
Total Long Term Assets	$826	$1

TOTAL ASSETS	$64,743	$11,637

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,577,873	$1,563,102
Advanced from related parties	667,845	592,683
Accrual and other payables	113,676	76,490
Taxation payable	-	-
Loans from banks	-	193
Total Current Liabilities	$2,359,394	$2,232,468
Long term Liabilities
Loans from banks (non-current)	$-	$-
Total Long Term Liabilities	$-	$-

TOTAL LIABILITIES	$2,359,394	$2,232,468

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 115,038,909 shares issued and outstanding as of December 31, 2019 & June 30, 2019 respectively	$115,039	$115,039
Additional paid-in capital	2,416,243	2,416,243
Accumulated deficit	(5,014,516)	(4,839,749)
Accumulated other comprehensive income (loss)	720,829	614,603
Non-controlled interest	(532,246)	(526,967)
Total Stockholders’ Deficit	$(2,294,651)	$(2,220,831)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$64,743	$11,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

REVENUES
Revenue	-	-	$-	$8,879
Cost of revenue	-	(1,539)	-	(12,805)
Gross profit (loss)	-	(1,539)	-	(3,926)
OPERATING EXPENSES:
Selling, general & administrative expenses	(30,669)	(35,902)	(180,046)	(93,255)
PROFIT (LOSS) FROM OPERATIONS	(30,669)	(37,441)	$(180,046)	$(97,181)

OTHER INCOME(EXPENSES)	-	26,652	-	300,019

NET PROFIT (LOSS) BEFORE INCOME TAX	(30,669)	(10,789)	$(180,046)	$202,838

Provision of Income Tax	-	-	-	-
NET PROFIT (LOSS)	(30,669)	(10,789)	$(180,046)	$202,838

Non-controlled interest	2,730	(308)	5,279	(40,080)
Net profit (loss) contributed to the group	(27,939)	(11,097)	(174,767)	162,758

Other comprehensive income(loss)
Foreign currency translation income(loss)	(49,531)	(2,315)	$106,226	$66,874

Comprehensive income(loss)	$(77,470)	$(13,412)	$(68,541)	$229,632

Basic and Diluted Profit (Loss) per Common Share	$(0.0002)	$(0.0001)	$(0.0015)	$0.0014

Weighted Average Number of Common Shares Outstanding	115,038,909	115,038,909	115,038,909	115,038,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net profit (loss)	$(180,046)	$202,838
Adjustments to reconcile loss to net cash used in operation
Depreciation	43	3,530
Gain on disposal of property, plant and equipment	-	(245,581)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	-	4,517
Deposits and prepayment	(24,171)	73
Inventory	-	4,542
Increase (decrease) in:
Accounts payable	(1,132)	(4,695)
Accrued liabilities	37,115	(4,304)
GST payable	-	(458)
Advanced from sub-contractor & related parties	(52,686)	(21,392)
Deposit received from customer	-	-
Net cash (used in) operating activities	(220,877)	(60,930)

Cash flows from financing activities:
Repayments of bank loans	(192)	(1,188)
Net cash provided by (used in) financing activities	(192)	(1,188)

Net increase (decrease) in cash and cash equivalent	(221,069)	(62,118)

Effect of exchange rate changes on cash	248,765	58,271

Net increase (decrease) in cash and cash equivalents	27,696	(3,847)
Cash and cash equivalents at beginning of year	10,662	10,032
Cash and cash equivalents at end of year	$38,358	$6,185

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$1	$52

Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2019
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $38,358 and $10,662 in cash and cash equivalents at December 31, 2019 and June 30, 2019, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At and, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of December 31, 2019 and June 30, 2019, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At December 31, 2019 and June 30, 2019 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of December 31, 2019 and June 30, 2019.

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

	December 31, 2019	June 30, 2019
Period-end MYR : $1 exchange rate	0.2445	0.2420
Average MYR : $1 exchange rate	0.2404	0.2425

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
. Advertising expenses incurred for the periods ended December 31, 2019 and June 30, 2019 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of December 31, 2019 and June 30, 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2019 and June 30, 2019 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at December 31, 2019 and June 30, 2019 consist of the following items:

	December 31, 2019	June 30, 2019
Amount due from Stable Treasure Sdn. Bhd. (*)	$-	$-

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at December 31, 2019 and June 30, 2019 are summarized as follows:

	December 31, 2019	June 30, 2019
Inventories	$-	$-

The inventories represent the gold minerals as at December 31, 2019 and June 30, 2019, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at December 31, 2019 and June 30, 2019 consist of the following items:

	December 31, 2019	June 30, 2019
Due to Changxin Wanlin Technology Co Ltd(*)	$1,575,923	$1,560,032
Other accounts payable	1,950	3,070
	$1,577,873	$1,563,102

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

Advanced from related parties

Advanced from related parties at December 31, 2019 and June 30, 2019 consist of the following items:

	December 31, 2019	June 30, 2019
Advanced from BOG (#1)	$335,380	$266,218
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$132,000	$126,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$667,845	$592,683

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2019 and June 30, 2019 are summarized as follows:

	December 31, 2019	June 30, 2019
Land and Building	$961,423	$951,728
Plant and Machinery	16,644	16,476
Office equipment	19,251	19,057
Project equipment	663,121	656,434
Computer	11,339	10,365
Motor Vehicle	36,242	35,877
Accumulated depreciation	(1,707,194)	(1,689,936)
	$826	$1

The depreciation expenses charged for the period ended December 31, 2019 and 2018 was $43 and $3,530.

NOTE 8 - LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	December 31, 2019	June 30, 2019
Loans from banks	$-	$193
Loans from banks(non-current)	-	-
Total	$-	$193

Hire purchase installment loans with total amount $0 and $2,050 as at December 31, 2019 and June 30, 2019 were $0 and $2,005 net of imprest charges equivalent to interest $0 and $45 are summarized as follows:

	Interest	Monthly	December 31,	June 30,
	Rate	Due	2019	2019
Financial institution in Malaysia	N/A*	-	-	-
Financial institution in Malaysia	N/A*	-	-	-
Financial institution in Malaysia	N/A*	-	-	2,050
Hire purchase loans payable to banks			$-	$2,050

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

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under hire purchases installment loans as at December 31, 2019

NOTE 9 - INCOME TAX

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	Period ended
	December 31,	June 30,
	2019	2019
US Federal Income Tax Rate.	21%	21%
Valuation allowance – US Rate	(21)%	(21)%
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	December 31, 2019	June 30, 2019
Deferred tax assets:
Tax attribute carryforwards	$-	$-
Valuation allowances	-	-
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period December 31, 2019 and June 30, 2019 or balance sheet as of December 31, 2019 and June 30, 2019. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at December 31, 2019 the Company’s hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2019	2018
Net income(loss) applicable to common shares	$(30,669)	$(10,789)

Weighted average common shares
outstanding (Basic)	115,038,909	115,038,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	115,038,909	115,038,909

Net income(loss) per share (Basic and Diluted)	$(0.0002)	$(0.0001)

	Six Months Ended December 31,
	2019	2018
Net income(loss) applicable to common shares	$(180,046)	$202,838

Weighted average common shares
outstanding (Basic)	115,038,909	115,038,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	115,038,909	115,038,909

Net income(loss) per share (Basic and Diluted)	$(0.0015)	$0.0014

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

There were 115,038,909 common shares issued and outstanding at December 31, 2019 and June 30, 2019 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of December 31, 2019, advances were made by five companies of $2,243,768 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of December 31, 2019, amounts due from one company of nil related to ordinary business transactions. The receivable amounts amounting to nil related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the period ended December 31, 2019, the Company has a loss from operations of $180,046 for the six months ended December 31, 2019 and working capital deficiency of $2,295,477. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending December 31, 2019 and subsequently.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company’s major suppliers for the period ended December 31, 2019 and 2018 are listed as following:

	Subcontractors		Accounts Payable
	Six	Six
	Months	Months
	Ended	Ended
Major Suppliers	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Company A	0%	100%	0%	0%

Customers

The Company’s major customers for the period ended December 31, 2019 and 2018 are listed as following:

	Other income		Sales		Accounts Receivable
	Six	Six	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
Major Customers	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Company O	0%	0%	0%	100%	0%	0%
Company A	0%	90%

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

The Company is in the process of negotiating with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site. For the period between January 2019 to December 2019, there was no production at the Merapoh Gold Mine. The objective of the Company is to improve the productivity at the new mine to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

Results of Operations

For the three months ended December 31, 201
9
and 201
8
:

We have generated nil and $22,802 revenues for the three months ended December 31, 2019 and 2018, and have recorded a gross income (loss) of $(1,539) and $(12,244) for the three months ended December 31, 2019 and 2018. We have incurred $(35,902) and $25,325 in operating income (expenses) through December 31, 2019 and 2018. We have other income (expenses) $26,652 and $16,557 for the three months ended December 31, 2019 and 2018.

The following table provides selected financial data about our company for the three months ended December 31, 2019 and December 31, 2018.

Statement of Operation	12/31/2019	12/31/2018	Change
	Amount	Amount	%
Revenue	$-	$-	-%
Cost of revenue	$-	$1,539	(100)%
Gross Income (Loss)	$-	$(1,539)	(100)%
Operating Income (Expenses)	$(30,669)	$(35,902)	(15)%
Other Income(Expenses)	$-	$26,652	(100)%

For the six months ended December 31, 201
9
and 201
8
:

We have generated $0 and $8,879 revenues for the six months ended December 31, 2019 and 2018, and have recorded a gross loss of $0 and $3,926 for the six months ended December 31, 2019 and 2018. We have incurred $180,046 and $93,255 in operating expenses through December 31, 2019 and 2018. We have other income $0 and $300,019 for the six months ended December 31, 2019 and 2018.

The following table provides selected financial data about our company for the six months ended December 31, 2019 and December 31, 2018.

Statement of Operation	12/31/2019	12/31/2018	Change
	Amount	Amount	%
Revenue	$-	$8,879	(80)%
Cost of revenue	$-	$12,805	(72)%
Gross Loss	$-	$3,926	54%
Operating Income (Expenses)	$(180,046)	$(93,255)	(925)%
Other Income(Expenses)	$-	$300,019	412%

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended December 31, 2019 was mainly due to a decrease in gold production because of depleting mineral reserves in the mine and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of gold production corresponding to the decrease in revenue during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the period was mainly due to the decrease of salaries and an increase in foreign exchange gain during the period. Net other income comprise mainly of miscellaneous non-operating expenses, equipment rental income and waiver of consultancy service fee. The increase in net other income for the period was mainly due to the increase of equipment rental income and the waiver of consultancy service fee.

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue and cost of revenue for the period ended December 31, 2019 was mainly due to a decrease in gold production and gold sales during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The operating expenses were mainly denominated in MYR and decrease compared with six months ended December 31, 2019 due to decrease of salaries and an increase in foreign exchange gain during the period. Moreover, the average rate of MYR : USD for six months December 31, 2019 and December 31, 2018 was 0.2404 and 0.2420 respectively.

Plan of Operation

Our Industry and Principal Markets

As reported in the GFMS Gold Surveys H1 2018 released by Thomson Reuters,. the Malaysian gold market would benefit from the removal of Goods and Services Tax (GST) as a new government takes over. The jewelry demand is expected to pick up as a result of the removal of the consumption tax but the rate of recovery will depend largely on the prevailing gold price.

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

Expansion Plans

The Company is in the process of negotiating with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site. The leasing premium has been paid but the mining lease certificate will only be issued upon clearance from the Malaysia Forest Department, which is expected in mid-2020.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the six months ended December 31, 2019 and December 31, 2018.

Cash Flow Date	12/31/2019	12/31/2018
Net Profit (Loss) from operation	$(180,046)	$202,838
Net Cash Generated/(Used) from operating activities	$(220,877)	$(60,930)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$(192)	$(1,188)

For the six months ended December 31, 2019, the Company had incurred net loss from operation of $180,046 which posted a negative impact to the company’s cash flow. The reconciliation on non-cash items such as depreciations provide positive impact on cash.

In the operation analysis, the net cash outflow in operating activities increased from $60,930 to $220,877. The $180,046 net loss was partially offset by the noncash expenses such as $43 in depreciation. In the operating assets and liabilities, the net increase in current assets, such as accounts receivable from related parties, deposits and prepayment was $24,171 whereas the net decrease in current liabilities, such as accounts payable, accrued liabilities and advanced from related parties was $16,703, which provided negative cash flow effect to the $180,046 loss in operation. The final result of the cash flow from operating activities was $(220,877) negative cash flow effect.

In the investing cash flow analysis, there was no change for the six months ended December 31, 2019.

In the financing analysis, there was loan principal $192 repaid to the bank for the six months ended December 31, 2019, compared to $1,188 repaid to the bank for the six months ended December 31, 2018.

Besides, the net increase in exchange rate effect of $248,765 provided a positive cash flow effect. The cash and cash equivalents at the end of December 31, 2019, was increased by $27,696 with $38,358 as balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2019.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
“), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended December 31, 2019.

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

101*

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2019, and June 30, 2019, (ii) Condensed Statements of Operations for the three and six months ended December 31, 2019 and 2018, (iii) Condensed Statements of Cash Flows for the six months ended December 31, 2019 and 2018, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: February 19, 2020	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

