Form 10-K
period 2020-06-30
VERDE RESOURCES, INC.
filed 2020-10-22
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $0.01 (or the average bid and asked price of such common equity) as of the last business day of the registrant’s most recently completed second fiscal quarter, being December 31, 2019, was $998,925.68.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

116,038,909 as of September 28, 2020

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Explanatory Note

On March 4, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, the Securities and Exchange Commission issued Release No. 34-88318 (the “Order”) granting exemptions to registrants subject to the reporting requirements of the Exchange Act Section 13(a) or 15(d) due to circumstances related to the coronavirus disease 2019 (COVID-19).

On October 13, 2020, Verde Resources, Inc. furnished a Current Report on Form 8-K to indicate its reliance on the Order in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

The Company’s headquarters and operations are located in Hong Kong, SAR and Malaysia. Due to the ongoing outbreak of the COVID-19, the Hong Kong SAR and Malaysia government initiated travel restrictions and mandatory quarantines to control the spread of COVID-19 within Hong Kong, SAR China and Malaysia. First of all, these measurements taken by the government agents have delayed the Company's accounting department in obtaining and complying information which will be included in the Form 10-K. Secondly, it delayed the auditors to perform necessary audit procedures and complete audit report in a timely manner. As a result, the Company will be unable to file the Form 10-K by October 13, 2020.

The Company is herein filing the Form 10-K when all the required procedures and process were completed.

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

There was no gold ore extraction of the Merapoh Gold Mine and no gold concentrate sold for the twelve months ended June 30, 2020.

Our revenues have been derived from gold production from the Merapoh Gold Mine, but currently there is no production from that mine and we are not certain there will be production in the future.  Management continues to search for mining opportunities to generate revenues in the future.

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

Number of Employees

The Company had 1 employee during the year from July 1, 2019 to June 30, 2020.

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

Unless we increase our mining production or secure new sources, we may not be able to meet expenses and our business may fail

Our production of gold has steadily decreased over the past two years. This is a result of lower production of gold from our mine. Our revenues have been derived from gold production from the Merapoh Gold Mine, but currently there is no production from that mine and we are not certain there will be production in the future. We are also considering acquiring other mining properties to increase our overall production and income. However, if we are not successful in increasing production, either through new methods at our exiting mine, or by securing rights at other gold properties, we may not have sufficient revenues to maintain our business, and our business may fail.

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

As at June 30, 2020, the property and equipment owned by CSB are summarized, at net book values as follows:

Land and Building	$1
Plant and Machinery	$-
Office equipment	$-
Project equipment	$-
Computer	$704
Motor Vehicle	$-
$705

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the year ended June 30, 2020.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is now quoted on the OTCQB, under the symbol “VRDR”. Our stock was approved for quotation on the OTCBB on September 26, 2012. However, the Company’s common stock did not begin active trading until October, 2013.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB since trading began October 7, 2013, based on our fiscal year end June 30, 2020 These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low

June 30, 2019	$0.10	$0.022
September 30, 2019	$0.038	$0.0055
December 31, 2019	$0.015	$0.0055
March 31, 2020	$0.012	$0.01
June 30, 2020	$0.013	$0.0021

As of September 28, 2020, we had 54 shareholders of record of our common stock and 116,038,909 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2020, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the fiscal year ended June 30, 2020 except the following transaction.:

On June 15, 2020, the Company issued a total of 1,000,000 common shares for US$12,000 at US$0.012 per share, of which 50,000 common shares to each of the twenty non-US shareholders.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2020.

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

Results of Operations

We have generated $12,036 and $0 revenues for the year ended June 30, 2019 and 2020, respectively, and have recorded a gross loss of $11,105 and $0 for the year ended June 30, 2019 and 2020. We have incurred $162,886 and $309,402 in operating expenses through June 30, 2019 and June 30, 2020. We have other income $302,724 and $0 for the year ended June 30, 2019 and 2020.

The following table provides selected financial data about our company for the year ended June 30, 2020 and June 30, 2019.

Statement of Operation	June 30, 2020	June 30, 2019	Change
	Amount	Amount	%

Revenue	$-	$12,036	(100)
Cost of revenue	$-	$23,141	(100)
Gross Loss	$-	$11,105	(100)
Operating Expenses	$309,402	$162,886	90
Other Income	$-	$302,724	(100)

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the year ended June 30, 2020 was mainly due to a decrease in gold production and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of gold mineral production. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The increase in operating expenses for the period was mainly due to the weakness of average rate for MYR:USD as mentioned above, and an under provision of professional fees for last year. The decrease of other income was mainly due to the gains on disposal of the property and equipment for last year were not presented in this year.

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

Expansion Plans

The Company is in the process of negotiating with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site. The leasing premium has been paid but the mining lease certificate will only be issued upon clearance from the Malaysia Forest Department, which is expected in late 2020 subject to review on COVID-19 “Movement Control Order” by the Malaysian government.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the year ended June 30, 2020 and 2019.

Cash Flow Date	June 30, 2020	June 30, 2019

Net (Loss) / Profit from operation	$(309,402)	$128,733
Net Cash (Used) / Generated from operating activities	$(213,763)	$40,702
Net Cash Used from investing activities	$(828)	$-
Net Cash Generated/(Used) from financing activities	$11,810	$(2,411)

For the year ended June 30, 2020, the Company had incurred net loss from operation of $309,402 which posted a negative impact to the company’s cash flow. The reconciliation on non-cash items such as depreciation and amortization provides positive impact on cash.

In the operation analysis, the net cash provided by operating activities decreased from $40,702 to ($213,763) for the years ended June 30, 2019 and 2020, respectively. The operation loss of $309,402 was partially offset by the noncash expenses such as $126 in depreciation and $6,055 in amortization. In the operating assets and liabilities, the net increase in current assets, such as deposits was $23,245 whereas the net increase in current liabilities, such as accrued liabilities, other payables, advanced from sub-contractor & related parties was $112,703, which provided $107,639 positive cash flow effect to offset the $309,402 loss in operation. The final result of the cash flow from operating activities was $213,763 negative cash flow effect.

In the investing cash flow analysis, there was $828 negative cash flow for acquisition of plant and equipment for the year ended June 30, 2020.

In financing analysis, $12,000 proceeds from the issuance of common stock offset by $190 repayments of bank loans end up with a positive cash flow of $11,810 for the year ended June 30, 2020, compared to $2,411 repaid to the bank for the year ended June 30, 2019. The overall cash flow effect was positive.

The net decrease in exchange rate effect of $216,146 also provided positive cash flow effect. The cash and cash equivalents at the end of June 30, 2020, was increased by $13,365 with $24,027 as ending balance.

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

Item 8. Financial Statements and Supplementary Data

VERDE RESOURCES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2020

19

中正達會計師事務所

Centurion ZD CPA & Co.

Certified Public Accountants (Practising)

Unit 1304, 13/F., Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong

香港紅磡德豐街22號海濱廣場二期13樓1304室

Tel : (852) 2126 2388 Fax: (852) 2122 9078

To:	The board of directors and stockholders of
Verde Resources, Inc. (“the Company”)

Report of Independent Registered Public Accounting Firm

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Verde Resources, Inc. and its subsidiaries (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2020. The Company’s management is responsible for these financial statements. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company had a working capital deficiency and accumulated deficit from recurring net losses as of June 30, 2020. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 14 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2014.

Hong Kong, China

October 22, 2020

Verde Resources, Inc

Consolidated Balance Sheets

	As at June 30,	As at June 30,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$24,027	$10,662
Amount due from related parties	-	-
Inventories	-	-
Other deposit & prepayment	17,837	974
Total Current Assets	$41,864	$11,636
Long Term Assets
Property, plant and equipment	$705	$1
Total Long Term Assets	$705	$1

TOTAL ASSETS	$42,569	$11,637

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,507,258	$1,563,102
Advanced from related parties	655,920	592,683
Accrual and other payables	172,409	76,490
Taxation payable	-	-
Loans from banks	-	193
Total Current Liabilities	$2,335,587	$2,232,468
Long term Liabilities
Loans from banks (non-current)	$-	$-
Total Long Term Liabilities	$-	$-

TOTAL LIABILITIES	$2,335,587	$2,232,468

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 116,038,909 & 115,038,909 shares issued and outstanding as of June 30, 2020 & June 30, 2019 respectively	$116,039	$115,039
Additional paid-in capital	2,427,243	2,416,243
Accumulated deficit	(5,138,406)	(4,839,749)
Accumulated other comprehensive income(loss)	839,818	614,603
Non-controlled interest	(537,712)	(526,967)
Total Stockholders’ Deficit	$(2,293,018)	$(2,220,831)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,569	$11,637

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Consolidated Statements of Operations

	For the year	For the year
	Ended	Ended
	June 30, 2020	June 30, 2019

REVENUES
Revenue	$-	$12,036
Cost of revenue	-	(23,141)
Gross loss	-	(11,105)

OPERATING EXPENSES:
Selling, general & administrative expenses	(309,402)	(162,886)
LOSS FROM OPERATIONS	$(309,402)	$(173,991)

OTHER INCOME (EXPENSE)	-	302,724

NET INCOME (LOSS) BEFORE INCOME TAX	$(309,402)	$128,733

Provision of Income Tax	-	-
NET INCOME (LOSS)	$(309,402)	$128,733

Non-controlled interest	10,745	(34,471)
Net profit (loss) contributed to the group	(298,657)	94,262

Other comprehensive income (loss)

Foreign currency translation gain	$225,215	$65,896

Comprehensive (loss) income	$(73,442)	$160,158

Basic and Diluted (Loss) Earnings per Common Share	$(0.0026)	$0.0008

Weighted Average Number of Common Shares Outstanding	115,082,625	115,038,909

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-In	Accumulated	Non-Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	Total

Balance - June 30, 2018	115,038,909	$115,039	$2,416,243	$(4,934,011)	$(561,438)	$548,707	$(2,415,460)

Net profit for the period	-	-	-	94,262	34,471	-	128,733

Foreign currency translation gain	-	-	-	-	-	65,896	65,896

Balance - June 30, 2019	115,038,909	$115,039	$2,416,243	$(4,839,749)	$(526,967)	$614,603	$(2,220,831)

Shares issued	1,000,000	1,000	11,000	-	-	-	12,000

Net loss for the period	-	-	-	(298,657)	(10,745)	-	(309,402)

Foreign currency translation gain	-	-	-	-	-	225,215	225,215

Balance - June 30, 2020	116,038,909	$116,039	$2,427,243	$(5,138,406)	$(537,712)	$839,818	$(2,293,018)

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Consolidated Statements of Cash Flows

	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net (loss) profit	$(309,402)	$128,733
Adjustments to reconcile loss to net cash used in operations
Depreciation	126	6,016
Amortization	6,055	-
Stock-based compensation	-	-
Gain on disposal of fixed assets	-	(246,105)
Issuance of common stock (non-cash)	-	-
Changes in operating assets and liabilities
(Increase) decrease in:
Amount due from related party	-	4,527
Deposits and prepayment	(23,245)	608
Inventory	-	8,854
Increase (decrease) in:
Accounts payable	(174)	(3,200)
Accrued liabilities and other payables	96,081	37,770
Advanced from sub-contractor & related parties	16,796	103,958
GST Tax payable	-	(459)
Net cash (used in) / provided by operating activities	(213,763)	40,702

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	-	-
Payments of fixed assets	(828)	-
Net cash used in investing activities	(828)	-

Cash flows from financing activities:
Proceeds from bank loans	-	-
Repayments of bank loans	(190)	(2,411)
Proceeds from issuance of common stock	12,000	-
Net cash provided by / (used in) financing activities	11,810	(2,411)

Net (decrease) / increase in cash and cash equivalents	(202,781)	38,291

Effect of exchange rate changes on cash	216,146	(37,661)

Net increase in cash and cash equivalents	13,365	630
Cash and cash equivalents at beginning of year	10,662	10,032
Cash and cash equivalents at end of year	$24,027	$10,662

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$1	$74

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $24,027 and $10,662 in cash and cash equivalents at June 30, 2020 and June 30, 2019, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2020 and June 30, 2019, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of June 30, 2020 and June 30, 2019, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At June 30, 2020 and June 30, 2019 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of June 30, 2020 and June 30, 2019.

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

	June 30, 2020	June 30, 2019
Year-end MYR : $1 exchange rate	0.2334	0.2420
Average MYR : $1 exchange rate	0.2376	0.2425

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs” . Advertising expenses incurred for the years ended June 30, 2020 and year ended June 30, 2019 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of June 30, 2020 and June 30, 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities.

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

The FASB has further issued Accounting Standards Update (ASU) No. 2019-01, Leases (Topic 842): Codification Improvements.

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

The ASU also requires lessors within the scope of Topic 942, Financial Services—Depository and Lending, to present all “principal payments received under leases” within investing activities.

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

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2020 and June 30, 2019 cash and cash equivalents consisted of bank deposits in banks in Malaysia and petty cash on hands.

NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at June 30, 2020 and June 30, 2019 consist of the following items:

	June 30, 2020	June 30, 2019
Amount due from Stable Treasure Sdn. Bhd. (*)	$-	$-

______________

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at June 30, 2020 and June 30, 2019 are summarized as follows:

	June 30, 2020	June 30, 2019
Inventories	$-	$-

The inventories represent the gold minerals as at June 30, 2020 and June 30, 2019, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at June 30, 2020 and June 30, 2019 consist of the following items:

	June 30, 2020	June 30, 2019
Due to Changxin Wanlin Technology Co Ltd(*)	$1,504,469	$1,560,032
Other accounts payable	2,789	3,070
	$1,507,258	$1,563,102

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

Advanced from related parties

Advanced from related parties at June 30, 2020 and June 30, 2019 consist of the following items:

	June 30, 2020	June 30, 2019
Advanced from BOG (#1)	$319,455	$266,218
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$136,000	$126,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$655,920	$592,683

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at June 30, 2020, and June 30, 2019, are summarized as follows:

	June 30, 2020	June 30, 2019
Land and Building	$917,831	$951,728
Plant and Machinery	15,889	16,476
Office equipment	18,378	19,057
Project equipment	633,054	656,434
Computer	10,825	10,365
Motor Vehicle	34,599	35,877
Accumulated depreciation	(1,629,871)	(1,689,936)
	$705	$1

The depreciation expenses charged for the year ended June 30, 2020 and 2019 were $126 and $6,016 respectively.

NOTE 8 - LOANS FROM BANKS (HIRE PURCHASE INSTALLMENT LOANS)

The loans from banks include long term and short term and are summarized as follow:

	June 30, 2020	June 30, 2019
Loans from banks	$-	$193
Loans from banks(non-current)	-	-
Total	$-	$193

Hire purchase installment loans with total amount $0 and $194 as at June 30, 2020, and June 30, 2019, are $0 and $193 net of imprest charges equivalent to interest $0 and $1 respectively are summarized as follows:

	Interest Rate	Monthly Due	June 30, 2020	June 30, 2019
Financial institution in Malaysia	N/A*	-	-	-
Financial institution in Malaysia	N/A*	-	-	-
Financial institution in Malaysia	N/A*	207	-	194
Hire purchase loans payable to banks			$-	$194

______________

(*) Hire purchase installment loans with Motor Vehicles as collateral. The financial institutions in Malaysia are Islamic banks and bear no interest in the installment agreement. However, there are certain imprest charges equivalent to interests which are being calculated at an average annual rate of approximate 0.42% for the rest of entire loans life and periods.

NOTE 9 - INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the periods ended June 31, 2020 and 2019. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	For the year ended	For the period ended
	June 30, 2020	June 30, 2019
US Federal Income Tax Rate.	21%	21%
Valuation allowance - US Rate	(21)%	(21)%
BVI Income Tax Rate	0%	0%
Valuation allowance - BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance - Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	June 30, 2020	June 30, 2019
Deferred tax assets:
Tax attribute carryforwards	$67,840	$-
Valuation allowances	(67.840)	-
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for years ended June 30, 2020 and June 30, 2019 or balance sheet as of June 30, 2020 and June 30, 2019. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at June 30, 2020, the Company’s office rent has expired and is currently being rent under month to month term. There are no commitments and contracts on such rental expenses as at June 30, 2020.

As at June 30, 2020, the Company’s hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2020	2019

Net (loss) / profit applicable to common shares	$(298,657)	$94,262

Weighted average common shares outstanding (Basic)	115,082,625	115,038,909
Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	115,082,625	115,038,909

Net (loss) / earnings per share (Basic and Diluted)	$(0.0026)	$0.0008

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

Share Issuance

On June 15, 2020, the Company issued a total of 1,000,000 common shares for US$12,000 at US$0.012 per share, of which 50,000 common shares to each of the twenty non-US shareholders.

There were 116,038,909 and 115,038,909 common shares issued and outstanding at June 30, 2020 and June 30, 2019 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As at June 30, 2020, advances were made by five companies of $2,160,389 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2020, the Company has an accumulated deficit of $5,138,406 and working capital deficiency of $2,293,723. The Company intends to fund operations through debt and equity financing arrangements.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company’s major suppliers for the year ended June 30, 2020 and 2019 are listed as following:

	Subcontractors		Accounts Payable
	Year	Year
	Ended	Ended
Major Suppliers	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Company A	0%	100%	0%	0%

Customers

The Company’s major customers for the year ended June 30, 2020 and 2019 are listed as following:

	Sales		Accounts Receivable
	Year	Year
	Ended	Ended
Major Customers	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Company M	0%	0%	0%	0%
Company N	0%	0%	0%	0%
Company O	0%	100%	0%	0%
Company P	0%	0%	0%	0%

NOTE 16 - SUBSEQUENT EVENTS

The Company’s office rent has expired as at June 30, 2020, and the Company intends to renew the rental agreement for one year period pending final execution with the landlord.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional significant or material items to be required to disclose except the above mentioned matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Independent Accountants:

There were no changes to our certifying accountants for the year ended June 30, 2020.

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

As of June 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of June 30, 2020.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of June 30, 2020 based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended June 30, 2020, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Balakrishnan B S Muthu	President	58	February 20, 2016
Balakrishnan B S Muthu	Treasurer, Chief Financial Officer, General Manager and Director	58	October 17, 2013
Chen Ching	Director	60	February 20, 2016
Liang Wai Keen	Secretary	49	October 17, 2013

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

Board and Committee Meetings

Our board of directors currently consists of two members, Balakrishnan B S Muthu and Chen Ching. The Board held no formal meetings during the year ended June 30, 2020. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer; and

(b)	each of our two executive officers who were serving as executive officers at the end of the year ended June 30, 2020.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Balakrishnan B S Muthu (1) President, Treasurer, Chief Financial	2020	50,644	0	0	0	0	0	0	50,644
Officer, General Manager, and Director	2019	38,860	0	0	0	0	0	0	38,860

Chen Ching (2)	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

______________

(1)

Mr. Muthu was appointed Treasurer, Chief Financial Officer, General Manager and a director of the Company on October 17, 2013. He was also appointed President of the Company on February 20, 2016. Mr. Muthu was paid a total salary of $50,644 for the year ended June 30, 2020.

(2)	Mr. Chen was paid a total salary of $0 for the year ended June 30, 2020.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2020.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended June 30, 2020.

Option Exercises and Stock Vested

During our Fiscal year ended June 30, 2020, there were no options exercised by any officer or director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 28, 2020, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Balakrishnan B.S. Muthu Block B-5, 20/F., Great Smart Tower, 230 Wanchai Road,	5,000,000 common shares Direct ownership	4.3%
Wanchai, Hong Kong
	500,000 common shares Indirect ownership through Banavees Resources	0.4%

Chen Ching Block B-5, 20/F., Great Smart Tower, 230 Wanchai Road,	5,000,000 common shares Direct ownership	4.3%
Wanchai, Hong Kong
	4,746,341 common shares Indirect ownership through Goldlynn Invest Limited	4.1%

Directors and Executive Officers as a Group (1)	15,246,341 common shares	13.1%

Internet.com Ltd	6,406,910 common shares Direct ownership	5.5%

_____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on September 28, 2020. As of September 28, 2020, there were 116,038,909 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Muthu, one of our two directors, is not an independent director as he also serves as our executive officer. Messrs Chen, one of our two directors, is an independent director as he does not hold any position as an executive officer.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2020 and 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K, and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2020	Year Ended June 30, 2019
Audit Fees (1)	$48,800	$56,200
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$2,000	$2,000
All Other Fees (4)	$-	$-
Total	$50,800	$58,200

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

VERDE RESOURCES, INC.
(Registrant)

Dated: October 22, 2020	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 22, 2020	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Dated: October 22, 2020	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)

