Form 10-Q
period 2020-09-30
VERDE RESOURCES, INC.
filed 2020-11-20
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 13, 2020 there were 116,038,909 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the year ended June 30, 2021.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED SEPTEMBER 30, 2020

3

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at September 30,	As at June 30,
	2020	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$17,505	$24,027
Deposit & prepayment	15,327	17,837
Total Current Assets	$32,832	$41,864
Long Term Assets
Property, plant and equipment	$685	$705
Total Long Term Assets	$685	$705

TOTAL ASSETS	$33,517	$42,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,553,396	$1,507,258
Advanced from related parties	714,328	655,920
Accrual and other payables	202,491	172,409
Total Current Liabilities	$2,470,215	$2,335,587
Long term Liabilities
Loans from banks (non-current)	$-	$-
Total Long Term Liabilities	$-	$-

TOTAL LIABILITIES	$2,470,215	$2,335,587

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 116,038,909 shares issued and outstanding as of September 30, 2020 and June 30, 2020	$116,039	$116,039
Additional paid-in capital	2,427,243	2,427,243
Accumulated deficit	(5,199,388)	(5,138,406)
Accumulated other comprehensive income (loss)	760,418	839,818
Non-controlled interest	(541,010)	(537,712)
Total Stockholders’ Deficit	$(2,436,698)	$(2,293,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,517	$42,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2020	2019

REVENUES
Revenue	$-	$-
Cost of revenue	-	-
Gross income(loss)	-	-
OPERATING EXPENSES:
Selling, general & administrative expenses	(64,280)	(149,377)
LOSS FROM OPERATIONS	$(64,280)	$(149,377)

OTHER INCOME, NET	-	-

NET INCOME( LOSS) BEFORE INCOME TAX	$(64,280)	$(149,377)

Provision of Income Tax	-	-
NET INCOME(LOSS)	$(64,280)	$(149,377)

Non-controlled interest	3,298	2,549
Net income(loss) contributed to the group	(60,982)	(146,828)

Other comprehensive income(loss)
Foreign currency translation income(loss)	$(79,400)	$155,757

Comprehensive income(loss)	$(140,382)	$8,929

Basic and Diluted Earnings/(Loss) per Common Share	$(0.0005)	$(0.0013)

Weighted Average Number of Common Shares Outstanding	116,038,909	115,038,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net (loss) profit	$(64,280)	$(149,377)
Adjustments to reconcile loss to net cash used in operations
Amortization	3,043	-
Depreciation	42	-
Gain on disposal of property, plant and equipment	-	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	-	-
Deposits and prepayment	-	329
Inventory	-	-
Increase (decrease) in:
Accounts payable	(944)	49
Accrued liabilities and other payables	29,939	89,600
GST payable	-	-
Advanced from sub-contractor & related parties	20,153	(97,165)
Deposit received from customer	-	-
Net cash used in by operating activities	(12,047)	(156,564)

Cash flows from financing activities:
Repayments of bank loans	-	(191)
Proceeds from issuance of common stock	-	-
Net cash (used in) provided by financing activities	-	(191)

Net (decrease)increased in cash and cash equivalent	(12,047)	(156,755)

Effect of exchange rate changes on cash	5,525	160,586

Net (decrease)increase in cash and cash equivalents	(6,522)	3,831
Cash and cash equivalents at beginning of year	24,027	10,662
Cash and cash equivalents at end of year	$17,505	$14,493

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$1
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER	NON-
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME/(LOSS)	INTEREST	EQUITY
Balance at June 30, 2019	115,038,909	$115,039	$2,416,243	$(4,839,749)	$614,603	$(526,967)	$(2,220,831)
Net income (loss) for the period	-	-	-	(146,828)	-	(2,549)	(149,377)
Foreign currency translation gain (loss)	-	-	-	-	155,757	-	155,757
Balance at September 30, 2019	115,038,909	$115,039	$2,416,243	$(4,986,577)	$770,360	$(529,516)	$(2,214,451)

Balance at June 30, 2020	116,038,909	$116,039	$2,427,243	$(5,138,406)	$839,818	$(537,712)	$(2,293,018)
Net income (loss) for the period	-	-	-	(60,982)	-	(3,298)	(64,280)
Foreign currency translation gain (loss)	-	-	-	-	(79,400)	-	(79,400)
Balance at September 30, 2020	116,038,909	$116,039	$2,427,243	$(5,199,388)	$760,418	$(541,010)	$(2,436,698)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended September 30, 2020 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $17,505 and $24,027 in cash and cash equivalents at September 30, 2020 and June 30, 2020, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At and, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of September 30, 2020 and June 30, 2020, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At September 30, 2020 and June 30, 2020 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of September 30, 2020 and June 30, 2020.

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

	September 30, 2020	June 30, 2020

Period-end MYR : $1 exchange rate	0.2407	0.2334
Average MYR : $1 exchange rate	0.2389	0.2376

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs” . Advertising expenses incurred for the periods ended September 30, 2020 and June 30, 2020 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of September 30, 2020 and June 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

F-12

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

F-14

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

NOTE 3 – CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2020 and June 30, 2020 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 – ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at September 30, 2020 and June 30, 2020 consist of the following items:

	September 30, 2020	June 30, 2020
	(Unaudited)
Due to Changxin Wanlin Technology Co Ltd(*)	$1,551,471	$1,504,469
Other accounts payable	1,925	2,789
	$1,553,396	$1,507,258

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

Advanced from related parties

Advanced from related parties at September 30, 2020 and June 30, 2020, consist of the following items:

	September 30, 2020	June 30, 2020
	(Unaudited)
Advanced from BOG (#1)	$375,863	$319,455
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$138,000	$136,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$714,328	$655,920

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment at September 30, 2020 and June 30, 2020 are summarized as follows:

	September 30, 2020	June 30, 2020
	(Unaudited)
Land and Building	$946,505	$917,831
Plant and Machinery	16,386	15,889
Office equipment	18,952	18,378
Project equipment	652,832	633,054
Computer	11,163	10,825
Motor Vehicle	35,680	34,599
Accumulated depreciation	(1,680,833)	(1,629,871)
	$685	$705

The depreciation expenses charged for the period ended September 30, 2020 and 2019 was $42 and $0.

NOTE 6 – INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the periods ended September 30, 2020 and 2019. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	Period ended
	September 30, 2020	June 30, 2020

US Federal Income Tax Rate.	21%	21%
Valuation allowance – US Rate	(21)%	(21)%
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	September 30, 2020	June 30, 2020
Deferred tax assets:
Tax attribute carryforwards	$14,378	$67,840
Valuation allowances	(14,378)	(67,840)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period September 30, 2020 and June 30, 2020 or balance sheet as of September 30, 2020 and June 30, 2020. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As at September 30, 2020, the Company’s office rent has expired and is currently being rent under month to month term. There are no commitments and contracts on such rental expenses as at September 30, 2020.

NOTE 8 – EARNINGS/(LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Net income(loss) applicable to common shares	$(60,982)	$(146,828)

Weighted average common shares outstanding (Basic)	116,038,909	115,038,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	116,038,909	115,038,909

Net income(loss) per share (Basic and Diluted)	$(0.0005)	$(0.0013)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 9 - CAPITAL STOCK

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

There were 116,038,909 common shares issued and outstanding at September 30, 2020 and June 30, 2020 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of September 30, 2020, advances were made by five companies of $2,265,799 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

NOTE 11 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the period ended September 30, 2020, the Company had an accumulated deficit of $5,199,388 and working capital deficiency of $2,437,383. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending September 30, 2020 and subsequently.

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

NOTE 12 – CONCENTRATIONS

Suppliers

The Company’s major suppliers for the period ended September 30, 2020 and 2019 are listed as following:

	Subcontractors		Accounts Payable
	Three	Three
	Months	Months
	Ended	Ended
Major Suppliers	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Company A	0%	0%	0%	0%

Customers

The Company’s major customers for the period ended September 30, 2020 and 2019 are listed as following:

	Sales		Accounts Receivable
	Three	Three
	Months	Months
	Ended	Ended
Major Customers	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Company O	0%	0%	0%	0%

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional items to be required to disclose.

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

The Company is in the process of negotiating with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site. For the period between July 2019 to June 2020, there was no production at the Merapoh Gold Mine. The objective of the Company is to improve the productivity at the new mine to ensure that the operation will be carried out effectively and efficiently at minimum cost.

Current Mining Property and Location

Merapoh Gold Mine (the “Mine”)

The Merapoh Gold Mine is located in northern Pahang, with convenient road access through Kelantan directly to mine site and is about 400 kilometers away from Kuala Lumpur.

Current State of Exploration:

As of the date of this report, the Merapoh Gold Mine property is without significant known reserves.

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

Our revenues have been derived from gold production from the Merapoh Gold Mine, but currently there is no production from that mine and we are not certain that there will be production in the coming future. Management continues to search for mining opportunities to generate revenues for the Company in the future.

Results of Operations

For the three months ended September 30, 2020 and 2019:

We have generated $0 and $8,879 revenues for the three months ended September 30, 2020 and 2019, and have recorded a gross loss of $0 and $2,387 for the three months ended September 30, 2020 and 2019. We have incurred $149,377 and $57,353 in operating expenses through September 30, 2020 and 2019. We have other income, net $0 and $273,367 for the three months ended September 30, 2020 and 2019.

The following table provides selected financial data about our company for the three months ended September 30, 2020 and September 30, 2019.

	9/30/2020	9/30/2019	Change
Statement of Operation	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$-	$-	0%
Cost of revenue	$-	$-	-%
Gross Profit(Loss)	$-	$-	-%
Operating Expenses	$64,280	$149,377	(57)%
Other Income, net	$-	$-	0%

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended September 30, 2020 was mainly due to a decrease in gold production because of depleting mineral reserves in the mine and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of gold production during the period and a substantial increase in closing inventories as during the period-end. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the period was mainly due to the decrease of salaries during the period. Net other income comprises mainly of miscellaneous non-operating expenses, equipment rental income and gain on disposal of property, plant and equipment. The increase in net other income for the period was mainly due the gain on disposal of property, plant and equipment.

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended September 30, 2020, was mainly due to no further gold production and gold sales during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy service fee, stock-based compensation and travelling expenses. The operating expenses were mainly denominated in MYR and decrease compared with three months ended September 30, 2020, due to decrease of cost of revenue. Moreover, the average rate of MYR : USD for three months ended September 30, 2020 and September 30, 2019 was 0.2389 and 0.2397 respectively.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the three months ended September 30, 2020 and 2019.

Cash Flow Date	9/30/2020	9/30/2019
Net Profit(Loss) from operation	$(64,280)	$(149,377)
Net Cash Generated/(Used) from operating activities	$(12,047)	$(156,564)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$-	$(191)
Effect of exchange rate fluctuation on cash and cash equivalents	$5,525	$160,586
Net increase in cash and cash equivalents	$(6,522)	$3,831
Cash and cash equivalents, beginning of period	$24,027	$10,662
Cash and cash equivalents, ending of period	$17,505	$14,493

For the three months ended September 30, 2020, the Company had incurred net loss from operation of $64,280 which posted a negative impact to the company’s cash flow. The reconciliation on non-cash items such as depreciation and amortization provides positive impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $156,564 to $12,047. In the operating assets and liabilities, the net increase in current liabilities, such as accounts payable, accrued liabilities and other payables, advanced from sub-contractor & related parties was $49,148 which offset part of the net loss from operation. The final result of the cash flow used in operating activities was $12,047 negative cash flow effect.

In the investing cash flow analysis, there was no change for the three months ended September 30, 2020.

In the financing analysis, there was also no change for the three months ended September 30, 2020.

Despite the net decrease in exchange rate effect of $5,525 provided a positive cash flow effect, the overall cash and cash equivalents at the end of September 30, 2020, was decreased by $6,522 with $17,505 as the closing balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of September 30, 2020.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended September 30, 2020.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*

___________

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2020, and June 30, 2020, (ii) Condensed Statements of Operations for the three months ended September 30, 2020 and 2019, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: November 20, 2020	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

