Form 10-Q
period 2020-12-31
VERDE RESOURCES, INC.
filed 2021-02-19
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

As of February 12, 2021 there were 116,038,909 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2020 are not necessarily indicative of the results that can be expected for the year ended June 30, 2021.

3

VERDE RESOURCES, INC.

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED DECEMBER 31, 2020

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at December 31,	As at June 30,
	2020	2020
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$33,242	$24,027
Amount due from related parties	-	-
Inventories	-	-
Deposit & prepayment	12,667	17,837
Total Current Assets	$45,909	$41,864
Long Term Assets
Property, plant and equipment	$663	$705
Total Long Term Assets	$663	$705

TOTAL ASSETS	$46,572	$42,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,604,620	$1,507,258
Advanced from related parties	835,697	655,920
Accrual and other payables	164,825	172,409
Taxation payable	-	-
Loans from banks	-	-
Total Current Liabilities	$2,605,142	$2,335,587
Long term Liabilities
Loans from banks (non-current)	$-	$-
Total Long Term Liabilities	$-	$-

TOTAL LIABILITIES	$2,605,142	$2,335,587

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 116,038,909 shares issued and outstanding as of December 31, 2020 & June 30, 2020 respectively	$116,039	$116,039
Additional paid-in capital	2,427,243	2,427,243
Accumulated deficit	(5,230,212)	(5,138,406)
Accumulated other comprehensive income (loss)	673,058	839,818
Non-controlled interest	(544,698)	(537,712)
Total Stockholders’ Deficit	$(2,558,570)	$(2,293,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$46,572	$42,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

REVENUES
Revenue	-	-	$-	$-
Cost of revenue	-	-	-	-
Gross profit (loss)	-	-	-	-
OPERATING EXPENSES:
Selling, general & administrative expenses	(34,512)	(30,669)	(98,792)	(180,046)
PROFIT (LOSS) FROM OPERATIONS	(34,512)	(30,669)	$(98,792)	$(180,046)

OTHER INCOME(EXPENSES)	-	-	-	-

NET PROFIT (LOSS) BEFORE INCOME TAX	(34,512)	(30,669)	$(98,792)	$(180,046)

Provision of Income Tax	-	-	-	-
NET PROFIT (LOSS)	(34,512)	(30,669)	$(98,792)	$(180,046)

Non-controlled interest	3,688	2,730	6,986	5,279
Net profit (loss) contributed to the group	(30,824)	(27,939)	(91,806)	(174,767)

Other comprehensive income(loss)
Foreign currency translation income(loss)	(87,360)	(49,531)	$(166,760)	$106,226

Comprehensive income(loss)	$(118,184)	$(77,470)	$(258,566)	$(68,541)

Basic and Diluted Profit (Loss) per Common Share	$(0.0003)	$(0.0002)	$(0.0008)	$(0.0015)

Weighted Average Number of Common Shares Outstanding	116,038,909	115,038,909	116,038,909	115,038,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

 Statement of Changes in Stockholders’ Equity (Deficit)

Six months ended December 31, 2020 (Unaudited)

	Common Shares		Additional Paid-In	Accumulated	Non-Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	Total

Balance - June 30, 2019	115,038,909	$115,039	$2,416,243	$(4,839,749)	$(526,967)	$614,603	$(2,220,831)

Net loss for the period	-	-	-	(174,767)	(5,279)	-	(180,046)

Foreign currency translation gain	-	-	-	-	-	106,226	106,226

Balance - December 31, 2019	115,038,909	$115,039	$2,416,243	$(5,014,516)	$(532,246)	$720,829	$(2,294,651)

Balance - June 30, 2020	116,038,909	$116,039	$2,427,243	$(5,138,406)	$(537,712)	$839,818	$(2,293,018)

Net loss for the period	-	-	-	(91,806)	(6,986)	-	(98,792)

Foreign currency translation loss	-	-	-	-	-	(166,760)	(166,760)

Balance – December 31, 2020	116,038,909	$116,039	$2,427,243	$(5,230,212)	$(544,698)	$673,058	$(2,558,570)

Three months ended December 31, 2020 (Unaudited)

	Common Shares		Additional Paid-In	Accumulated	Non-Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	Total

Balance - September 30, 2019	115,038,909	$115,039	$2,416,243	$(4,986,577)	$(529,516)	$770,360	$(2,214,451)

Net loss for the period	-	-	-	(27,939)	(2,730)	-	(30,669)

Foreign currency translation loss	-	-	-	-	-	(49,531)	(49,531)

Balance - December 31, 2019	115,038,909	$115,039	$2,416,243	$(5,014,516)	$(532,246)	$720,829	$(2,294,651)

Balance - September 30, 2020	116,038,909	$116,039	$2,427,243	$(5,199,388)	$(541,010)	$760,418	$(2,436,698)

Net loss for the period	-	-	-	(30,824)	(3,688)	-	(34,512)

Foreign currency translation loss	-	-	-	-	-	(87,360)	(87,360)

Balance – December 31, 2020	116,038,909	$116,039	$2,427,243	$(5,230,212)	$(544,698)	$673,058	$(2,558,570)

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net profit (loss)	$(98,792)	$(180,046)
Adjustments to reconcile loss to net cash used in operation
Amortization	6,165	-
Depreciation	86	43
Gain on disposal of property, plant and equipment	-	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable from related parties	-	-
Deposits and prepayment	-	(24,171)
Inventory	-	-
Increase (decrease) in:
Accounts payable	(956)	(1,132)
Accrued liabilities and other payables	(7,783)	37,115
GST payable	-	-
Advanced from sub-contractor & related parties	47,251	(52,686)
Deposit received from customer	-	-
Net cash (used in) operating activities	(54,029)	(220,877)

Cash flows from financing activities:
Repayments of bank loans	-	(192)
Net cash provided by (used in) financing activities	-	(192)

Net increase (decrease) in cash and cash equivalent	(54,029)	(221,069)

Effect of exchange rate changes on cash	63,244	248,765

Net increase (decrease) in cash and cash equivalents	9,215	27,696
Cash and cash equivalents at beginning of year	24,027	10,662
Cash and cash equivalents at end of year	$33,242	$38,358

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$1

Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended December 31, 2020 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $33,242 and $24,027 in cash and cash equivalents at December 31, 2020 and June 30, 2020, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At and, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of December 31, 2020 and June 30, 2020, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At December 31, 2020 and June 30, 2020 there was no allowance for doubtful accounts.

Fair Value

ASC Topic 820”Fair Value Measurement and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

The Company did not have any convertible bonds as of December 31, 2020 and June 30, 2020.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“$”) and the accompanying consolidated financial statements have been expressed in United States dollars. The Company’s functional currency is the Malaysian Ringgit ( “MYR”) which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

In accordance with ASC Topic 830”Translation of Financial Statements”, capital accounts of the consolidated financial statements are translated into United States dollars from MYR at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year. The resulting exchange differences are recorded in the consolidated statement of operations.

	December 31, 2020	June 30, 2020
Period-end MYR : $1 exchange rate	0.2486	0.2334
Average MYR : $1 exchange rate	0.2419	0.2376

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720,”Advertising Costs”. Advertising expenses incurred for the periods ended December 31, 2020 and June 30, 2020 were $0.

Income Taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740,”Accounting for Income Taxes”(“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of December 31, 2020 and June 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

14

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

15

•

Amendments to Subtopic 480-10, Distinguishing Liabilities from Equity—Overall. The guidance in paragraph 480-10-25-15 prohibits the combination of freestanding financial instruments within the scope of Subtopic 480-10 with noncontrolling interest, unless the combination is required by Topic 815,Derivatives and Hedging. The example in paragraphs 480-10-55-55 and 480-10-55-59 conflicts with that guidance by stating that freestanding option contracts with the terms in Derivative 2 should be accounted for on a combined basis with the noncontrolling interest. The source of the example in paragraph 480-10-55-59 is from EITF Issue No. 00-4, “Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Noncontrolling Interest in That Subsidiary.” Issue 00-4 was nullified by FASB Statement No. 150,Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, but a conforming amendment to the example in paragraph 480-10-55-59 was not made to align it with the guidance in Statement 150. The amendment in this Update conforms the guidance in paragraphs 480-10-55-55 and 480-10-55-59 with the guidance in Statement 150.

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

•

Amendments to Subtopic 940-405, Financial Services—Brokers and Dealers—Liabilities. Paragraph 940-405-55-1 contains incomplete guidance about offsetting on the balance sheet. The current guidance focuses only on explicit settlement dates as a determining criterion for offsetting when, in fact, an entity should consider all the requirements in Section 210-20-45,Balance Sheet—Offsetting—Other Presentation Matters, to determine whether a right of offset exists. There is similar guidance in paragraph 942-210-45-3. Paragraphs 940-405-55-1 and 942-210-45- 3 originated from two different AICPA Audit and Accounting Guides and paraphrase the guidance in Subtopic 210-20, albeit each slightly differently. The Board decided to amend both paragraphs so that the industry Topic guidance refers to the complete guidance for offsetting.

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

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2020 and June 30, 2020 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at December 31, 2020 and June 30, 2020 consist of the following items:

	December 31, 2020	June 30, 2020
(Unaudited)
Amount due from Stable Treasure Sdn. Bhd. (*)	$-	$-

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at December 31, 2020 and June 30, 2020 are summarized as follows:

	December 31, 2020	June 30, 2020
(Unaudited)
Inventories	$-	$-

The inventories represent the gold minerals as at December 31, 2020 and June 30, 2020, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 6 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at December 31, 2020 and June 30, 2020 consist of the following items:

	December 31, 2020	June 30, 2020
	(Unaudited)
Due to Changxin Wanlin Technology Co Ltd(*)	$1,602,631	$1,504,469
Other accounts payable	1,989	2,789
	$1,604,620	$1,507,258

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

Advanced from related parties

Advanced from related parties at December 31, 2020 and June 30, 2020 consist of the following items:

	December 31, 2020	June 30, 2020
	(Unaudited)
Advanced from BOG (#1)	$493,232	$319,455
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$142,000	$136,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$835,697	$655,920

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2020 and June 30, 2020 are summarized as follows:

	December 31, 2020	June 30, 2020
	(Unaudited)
Land and Building	$977,716	$917,831
Plant and Machinery	16,926	15,889
Office equipment	19,577	18,378
Project equipment	674,359	633,054
Computer	11,531	10,825
Motor Vehicle	36,857	34,599
Accumulated depreciation	(1,736,303)	(1,629,871)
	$663	$705

The depreciation expenses charged for the period ended December 31, 2020 and 2019 was $86 and $43.

NOTE 8 - INCOME TAX

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

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	Period ended
	December 31,	June 30,
	2020	2020
US Federal Income Tax Rate.	21%	21%
Valuation allowance – US Rate	(21)%	(21)%
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	December 31, 2020	June 30, 2020
Deferred tax assets:	(Unaudited)
Tax attribute carryforwards	$22,609	$67,840
Valuation allowances	(22,609)	(67,840)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period December 31, 2020 and June 30, 2020 or balance sheet as of December 31, 2020 and June 30, 2020. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As at December 31, 2020, the Company’s office rent has expired and is currently being rent under month to month term. There are no commitments and contracts on such rental expenses as at December 31, 2020.

NOTE 10 - EARNINGS/(LOSS) PER SHARE

The Company has adopted ASC Topic No. 260,”Earnings Per Share,”(“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net income(loss) applicable to common shares	$(34,512)	$(30,669)

Weighted average common shares outstanding (Basic)	116,038,909	115,038,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	116,038,909	115,038,909

Net income(loss) per share (Basic and Diluted)	$(0.0003)	$(0.0002)

	Six Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Net income(loss) applicable to common shares	$(98,792)	$(180,046)

Weighted average common shares outstanding (Basic)	116,038,909	115,038,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	116,038,909	115,038,909

Net income(loss) per share (Basic and Diluted)	$(0.0008)	$(0.0015)

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

There were 116,038,909 common shares issued and outstanding at December 31, 2020 and June 30, 2020 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 12 - RELATED PARTY TRANSACTIONS

As of December 31, 2020, advances were made by five companies of $2,438,328 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of December 31, 2020, amounts due from one company of nil related to ordinary business transactions. The receivable amounts amounting to nil related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

NOTE 13 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the period ended December 31, 2020, the Company has a loss from operations of $98,792 for the six months ended December 31, 2020 and working capital deficiency of $2,559,233. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending December 31, 2020 and subsequently.

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

NOTE 14 - CONCENTRATIONS

Suppliers

The Company’s major suppliers for the period ended December 31, 2020 and 2019 are listed as following:

	Subcontractors		Accounts Payable
	Six	Six
	Months	Months
	Ended	Ended
Major Suppliers	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Company A	0%	0%	0%	0%

Customers

The Company’s major customers for the period ended December 31, 2020 and 2019 are listed as following:

	Other income		Sales		Accounts Receivable
	Six	Six	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
Major Customers	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Company O	0%	0%	0%	0%	0%	0%
Company A	0%	0%

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no significant material subsequent items which are required to be disclosed.

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

The Company has negotiated with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site. For the period between January 2020 to December 2020, there was no production at the Merapoh Gold Mine. The objective of the Company is to improve the productivity at the new mine to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

There was no gold ore extraction of the Merapoh Gold Mine and no gold concentrate sold for the period between January 1, 2020 and December 31, 2020.

Our revenues have been derived from gold production from the Merapoh Gold Mine, but currently there is no production from that mine and we are not certain that there will be production in the coming future. Management continues to search for mining opportunities to generate revenues for the Company in the future.

Results of Operations

For the three months ended December 31, 2020 and 2019:

We have generated $0 and $0 revenues for the three months ended December 31, 2020 and 2019, and have recorded a gross income (loss) of $0 and $0 for the three months ended December 31, 2020 and 2019. We have incurred $34,512 and $30,669 in operating income (expenses) through December 31, 2020 and 2019. We have other income (expenses) $0 and $0 for the three months ended December 31, 2020 and 2019.

The following table provides selected financial data about our company for the three months ended December 31, 2020 and December 31, 2019.

Statement of Operation	12/31/2020	12/31/2019	Change
	Amount	Amount	%
Revenue	$-	$-	-%
Cost of revenue	$-	$-	-%
Gross Income (Loss)	$-	$-	-%
Operating Expenses	$34,512	$30,669	13%
Other Income(Expenses)	$-	$-	-%

For the six months ended December 31, 2020 and 2019:

We have generated $0 and $0 revenues for the six months ended December 31, 2020 and 2019, and have recorded a gross loss of $0 and $0 for the six months ended December 31, 2020 and 2019. We have incurred $98,792 and $180,046 in operating expenses through December 31, 2020 and 2019. We have other income $0 and $0 for the six months ended December 31, 2020 and 2019.

The following table provides selected financial data about our company for the six months ended December 31, 2020 and December 31, 2019.

Statement of Operation	12/31/2020	12/31/2019	Change
	Amount	Amount	%
Revenue	$-	$-	-%
Cost of revenue	$-	$-	-%
Gross Loss	$-	$-	-%
Operating Expenses	$98,792	$180,046	(45)%
Other Income(Expenses)	$-	$-	-%

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue for the period ended December 31, 2020 was mainly due to a decrease in gold production because of depleting mineral reserves in the mine and gold sales during the period. The decrease of cost of revenue was mainly due to a decrease of gold production corresponding to the decrease in revenue during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the period was mainly due to the decrease of salaries during the period.

The revenue derived from the sales of gold mineral to customers in Malaysia. The decrease of revenue and cost of revenue for the period ended December 31, 2020 was mainly due to a decrease in gold production and gold sales during the period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy service fee, stock-based compensation and travelling expenses. The operating expenses were mainly denominated in MYR and decrease compared with six months ended December 31, 2020 due to decrease of salaries during the period. Moreover, the average rate of MYR : USD for six months December 31, 2020 and December 31, 2019 was 0.2419 and 0.2404 respectively.

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

Expansion Plans

The Company has negotiated with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site. The leasing premium has been paid but the mining lease certificate will only be issued upon clearance from the Malaysia Forest Department, which is expected in mid 2021 subject to review on COVID-19 “Movement Control Order” by the Malaysian government.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the six months ended December 31, 2020 and December 31, 2019.

Cash Flow Date	12/31/2020	12/31/2019
Net Profit (Loss) from operation	$(98,792)	$(180,046)
Net Cash Generated/(Used) from operating activities	$(54,029)	$(220,877)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$-	$(192)
Effect of exchange rate changes on cash and cash equivalents	$63,244	$248,765
Net increase (decrease) in cash and cash equivalents	$9,215	$27,696
Cash and cash equivalents at beginning of year	$24,027	$10,662
Cash and cash equivalents at end of year	$33,242	$38,358

For the six months ended December 31, 2020, the Company had incurred net loss from operation of $98,792 which posted a negative impact to the company’s cash flow. The reconciliation on non-cash items such as depreciations provide positive impact on cash.

In the operation analysis, the net cash outflow in operating activities decreased from $220,877 to $54,029. The $98,792 net loss was partially offset by the noncash expenses such as $86 in depreciation and $6,165 in amortization. In the operating assets and liabilities, the net decrease in current assets, such as deposits and prepayment was $24,171 whereas the net increase in current liabilities, such as accounts payable and advanced from related parties was $38,512, which provided positive cash flow effect to the $98,792 loss in operation. The final result of the cash flow from operating activities was $(54,029) negative cash flow effect.

In the investing cash flow analysis, there was no change for the six months ended December 31, 2020.

In the financing cash flow analysis, there was no change for the six months ended December 31, 2020.

Besides, the net increase in exchange rate effect of $63,244 provided a positive cash flow effect. The cash and cash equivalents at the end of December 31, 2020, was increased by $9,215 with $33,242 as balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2020.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended December 31, 2020.

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

101*

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2020, and June 30, 2020, (ii) Condensed Statements of Operations for the three and six months ended December 31, 2020 and 2019, (iii) Condensed Statements of Cash Flows for the six months ended December 31, 2020 and 2019, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: February 19, 2021	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

