Form 10-Q
period 2021-03-31
VERDE RESOURCES, INC.
filed 2021-05-21
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 9, 2021 there were 116,038,909 shares of the issuer’s common stock, par value $0.001, outstanding.

 VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ended June 30, 2021.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED MARCH 31, 2021

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at March 31,	As at June 30,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$27,629	$24,027
Trade receivables	14,230	-
Inventories	-	-
Deposit & prepayment	9,223	17,837
Total Current Assets	$51,082	$41,864
Long Term Assets
Property, plant and equipment	$601	$705
Total Long Term Assets	$601	$705

TOTAL ASSETS	$51,683	$42,569

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,558,069	$1,507,258
Advanced from related parties	884,250	655,920
Accrual	33,622	50,843
Other payables	121,566	121,566
Loans from banks	-	-
Total Current Liabilities	$2,597,507	$2,335,587
Long term Liabilities
Loans from banks (non-current)	$-	$-
Total Long Term Liabilities	$-	$-

TOTAL LIABILITIES	$2,597,507	$2,335,587

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 116,038,909 shares issued and outstanding as of March 31, 2021 & June 30, 2020 respectively	$116,039	$116,039
Additional paid-in capital	2,427,243	2,427,243
Accumulated deficit	(5,296,220)	(5,138,406)
Accumulated other comprehensive income (loss)	753,084	839,818
Non-controlled interest	(545,970)	(537,712)
Total Stockholders’ Deficit	$(2,545,824)	$(2,293,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,683	$42,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

REVENUES
Revenue	$14,326	$-	$14,326	$-
Cost of revenue	-	-	-	-
Gross profit	14,326	-	14,326	-

OPERATING EXPENSES:
Selling, general & administrative expenses	(81,606)	(96,858)	(180,398)	(276,904)
LOSS FROM OPERATIONS	$(67,280)	$(96,858)	$(166,072)	$(276,904)

OTHER INCOME(EXPENSES)	-	-	-	-

NET LOSS BEFORE INCOME TAX	$(67,280)	$(96,858)	$(166,072)	$(276,904)

Provision of Income Tax	-	-	-	-
NET PROFIT (LOSS)	$(67,280)	$(96,858)	$(166,072)	$(276,904)

Non-controlled interest	1,272	3,386	8,258	8,665
Net loss contributed to the group	(66,008)	(93,472)	(157,814)	(268,239)

Other comprehensive income(loss)
Foreign currency translation income(loss)	$80,026	$136,228	$(86,734)	$242,454

Comprehensive income(loss)	$14,018	$42,756	$(244,548)	$(25,785)

Basic and Diluted Loss per Common Share	$(0.0006)	$(0.0008)	$(0.0014)	$(0.0023)

Weighted Average Number of Common Shares Outstanding	116,038,909	115,038,909	116,038,909	115,038,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated	Non-Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	Total

Balance - June 30, 2019	115,038,909	$115,039	$2,416,243	$(4,839,749)	$(526,967)	$614,603	$(2,220,831)

Net loss for the period	-	-	-	(268,239)	(8,665)	-	(276,904)

Foreign currency translation gain	-	-	-	-	-	242,454	242,454

Balance - March 31, 2020	115,038,909	$115,039	$2,416,243	$(5,107,988)	$(535,632)	$857,057	$(2,255,281)

Balance - June 30, 2020	116,038,909	$116,039	$2,427,243	$(5,138,406)	$(537,712)	$839,818	$(2,293,018)

Net loss for the period	-	-	-	(157,814)	(8,258)	-	(166,072)

Foreign currency translation loss	-	-	-	-	-	(86,734)	(86,734)

Balance - March 31, 2021	116,038,909	$116,039	$2,427,243	$(5,296,220)	$(545,970)	$753,084	$(2,545,824)

	Common Shares		Additional Paid-In	Accumulated	Non-Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Income (Loss)	Total

Balance – December 31, 2019	115,038,909	$115,039	$2,416,243	$(5,014,516)	$(532,246)	$720,829	$(2,294,651)

Net loss for the period	-	-	-	(93,472)	(3,386)	-	(96,858)

Foreign currency translation gain	-	-	-	-	-	136,228	136,228

Balance - March 31, 2020	115,038,909	$115,039	$2,416,243	$(5,107,988)	$(535,632)	$857,057	$(2,255,281)

Balance - December 31, 2020	116,038,909	$116,039	$2,427,243	$(5,230,212)	$(544,698)	$673,058	$(2,558,570)

Net loss for the period	-	-	-	(66,008)	(1,272)	-	(67,280)

Foreign currency translation gain	-	-	-	-	-	80,026	80,026

Balance - March 31, 2021	116,038,909	$116,039	$2,427,243	$(5,296,220)	$(545,970)	$753,084	$(2,545,824)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net profit(loss)	$(166,072)	$(276,904)
Adjustments to reconcile loss to net cash used in operations
Amortization and depreciation	9,417	3,136
Waiver of consultancy service fee	-	-
Stock-based compensation	-	-
Gain on disposal of property, plant and equipment	-	-
Changes in operating assets and liabilities
(Increase) decrease in:
Trade receivables	(14,326)	-
Deposits and prepayment	-	(23,593)
Inventory	-	-
Other receivable	-	-
Increase (decrease) in:
Accounts payable	(960)	(1,058)
Accrued liabilities	(17,376)	17,169
GST payable	-	-
Advanced from sub-contractor & related parties	72,389	(38,338)
Deposit received from customer	-	-
Net cash provided by (used in) operating activities	(116,928)	(319,588)

Cash flows from investing activities:
Proceeds from disposal of plant and equipment	-	-
Addition of motor vehicle	-	-
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from bank loans	-	-
Repayments of bank loans	-	(191)
Shareholders’ loans waived	-	-
Proceeds from issuance of common stock	-	-
Net cash (used in) provided by financing activities	-	(191)

Net increase (decrease) in cash and cash equivalent	(116,928)	(319,779)

Effect of exchange rate changes on cash	120,530	328,326

Net increase (decrease) in cash and cash equivalents	3,602	8,547
Cash and cash equivalents at beginning of period	24,027	10,662
Cash and cash equivalents at end of period	$27,629	$19,209

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$1
Supplementary non-cash information
Reorganization	-	-
Issuance of common stock	-	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2021

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

Effective March 31, 2021, Mr. Carl M. Craven was appointed Director of the Company and the entire Board of Directors now consists of Mr. Balakrishnan B S Muthu, Mr. Chen Ching and Mr. Carl M. Craven. The Form 8-K announcing the change in officers and directors were filed with SEC on April 1, 2021.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended March 31, 2021 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $27,629 and $24,027 in cash and cash equivalents at March 31, 2021 and June 30, 2020, respectively.

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At and, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of March 31, 2021 and June 30, 2020, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At March 31, 2021 and June 30, 2020 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of March 31, 2021 and June 30, 2020.

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

	March 31, 2021	June 30, 2020
Period-end MYR : $1 exchange rate	0.2414	0.2334
Average MYR : $1 exchange rate	0.2430	0.2376

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

Advertising Expenses

Advertising costs are expensed as incurred under ASC Topic 720, “Advertising Costs” . Advertising expenses incurred for the periods ended March 31, 2021 and June 30, 2020 were $0.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of March 31, 2021 and June 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2021 and June 30, 2020 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 - ACCOUNTS RECEIVABLE, NET

Amount due from related parties at March 31, 2021 and June 30, 2020 consist of the following items:

	March 31, 2021	June 30, 2020
(Unaudited)
Accounts receivable	$14,230	$-
Less: allowance for doubtful debts	-	-
	14,230	-

________

The Company experienced $ nil bad debts during nine months ended March 31, 2021 and 2020.

NOTE 5 - AMOUNT DUE FROM RELATED PARTIES

Amount due from related parties at March 31, 2021 and June 30, 2020 consist of the following items:

	March 31, 2021	June 30, 2020

Amount due from Stable Treasure Sdn. Bhd. (*)	$-	$-

________

(*) One of the directors of Stable Treasure Sdn. Bhd., Mr. Balakrishnan B S Muthu is also the director of the Company. The advances related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 6 - INVENTORIES

Inventories are valued at cost, not in excess of market. Inventories are determined at first in first out basis and comprised of production cost, mine site management cost and sub-contractor cost. Inventories, at March 31, 2021 and June 30, 2020 are summarized as follows:

	March 31, 2021	June 30, 2020

Inventories	$-	$-

The inventories represent the gold minerals as at March 31, 2021 and June 30, 2020, which were comprised of 8% share by the Company and 92% share by the sub-contractor and the other parties such as original mine assigner.

NOTE 7 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at March 31, 2021 and June 30, 2020 consist of the following items:

	March 31, 2021	June 30, 2020
Due to Changxin Wanlin Technology Co Ltd(*)	$1,556,138	$1,504,469
Other accounts payable	1,931	2,789
	$1,558,069	$1,507,258

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

Advanced from related parties

 Advanced from related parties at March 31, 2021 and June 30, 2020, consist of the following items:

	March 31, 2021	June 30, 2020
Advanced from BOG (#1)	$535,785	$319,455
Advanced from Federal Mining Resources Limited(#2)	$173,465	$173,465
Advanced from Federal Capital Investment Limited (#3)	$148,000	$136,000
Advanced from Yorkshire Capital Limited (#4)	$27,000	$27,000
	$884,250	$655,920

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

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at March 31, 2021 and June 30, 2020 are summarized as follows:

	March 31, 2021	June 30, 2020
Land and Building	$949,353	$917,831
Plant and Machinery	16,435	15,889
Office equipment	19,009	18,378
Project equipment	654,796	633,054
Computer	11,196	10,825
Motor Vehicle	35,787	34,599
Accumulated depreciation	(1,685,975)	(1,629,871)
	$601	$705

The depreciation expenses charged for the period ended March 31, 2021 and 2020 was $129 and $126.

NOTE 9 - INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the periods ended March 31, 2020 and 2019. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	Period ended
	March 31, 2021	June 30, 2020
US Federal Income Tax Rate.	21%	21%
Valuation allowance – US Rate	(21)%	(21)%
BVI Income Tax Rate	0%	0%
Valuation allowance – BVI Rate	(0)%	(0)%
Malaysia Income Tax Rate	25%	25%
Valuation allowance – Malaysia Rate	(25)%	(25)%
Provision for income tax	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	March 31, 2021	June 30, 2020
Deferred tax assets:
Tax attribute carryforwards	$37,077	$67,840
Valuation allowances	(37,077)	(67,840)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period March 31, 2021 and June 30, 2020 or balance sheet as of March 31, 2021 and June 30, 2020. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As at March 31, 2021, the Company’s hire purchase installment agreements are disclosed in Note 8. See Note 8 for the commitments for minimum installment payments under these agreements.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Net loss applicable to common shares	$(66,008)	$(93,472)

Weighted average common shares outstanding (Basic)	116,038,909	115,038,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	116,038,909	115,038,909

Net loss per share (Basic and Diluted)	$(0.0006)	$(0.0008)

	Nine Months Ended March 31,
	2021	2020
Net profit (loss) applicable to common shares	$(157,814)	$(268,239)

Weighted average common shares outstanding (Basic)	116,038,909	115,038,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	116,038,909	115,038,909

Net profit (loss) per share (Basic and Diluted)	$(0.0014)	$(0.0023)

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

There were 116,038,909 common shares issued and outstanding at March 31, 2021 and June 30, 2020 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 13 - RELATED PARTY TRANSACTIONS

As of March 31, 2021, advances were made by five companies of $2,440,389 related to ordinary business transactions. All advances related to ordinary business transactions, bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 6.

As of March 31, 2021, amounts due from one company of $0 related to ordinary business transactions. The receivable amounts related to ordinary business transactions bear no interest or collateral, repayable and renewable under normal advancement terms. Details are disclosed in Note 4.

NOTE 14 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of and for the period ended March 31, 2021, the Company had a net loss of $166,072 and working capital deficiency of $2,546,425. The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period ending March 31, 2021 and subsequently.

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

NOTE 15 - CONCENTRATIONS

Suppliers

The Company’s major suppliers for the period ended March 31, 2021 and 2020 are listed as following:

	Subcontractors		Accounts Payable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Suppliers	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Company A	0%	0%	0%	0%

Customers

The Company’s major customers for the period ended March 31, 2021 and 2020 are listed as following:

	Sales		Accounts Receivable
	Nine	Nine
	Months	Months
	Ended	Ended
Major Customers	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Company M	100%	0%	100%	0%
Company N	0%	0%	0%	0%
Company O	0%	0%	0%	0%

NOTE 16 - SUBSEQUENT EVENTS

On May 10, 2021, Verde Resources, Inc. announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. The Company also announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period for the amount of $20,355,000. Detailed transaction was filed in Form 8-K at SEC website on May 13, 2021.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional material items to be required to adjust and disclose except for the above mentioned matters.

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

Effective March 31, 2021, Mr. Carl M. Craven was appointed Director of the Company and the entire Board of Directors now consists of Mr. Balakrishnan B S Muthu, Mr. Chen Ching and Mr. Carl M. Craven. The Form 8-K announcing the change in officers and directors were filed with SEC on April 1, 2021.

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

Results of Operations

For the three months ended March 31, 2021 and 2020 :

We have generated $14,326 and $0 revenues for the three months ended March 31, 2021 and 2020, and have recorded a gross profit of $14,326 and gross profit of $0 for the three months ended March 31, 2021 and 2020. We have incurred $81,605 and $96,858 in operating expenses through March 31, 2021 and March 31, 2020. We have other income $0 and $0 for the three months ended March 31, 2021 and 2020.

The following table provides selected financial data about our company for the three months ended March 31, 2021 and March 31, 2020.

	3/31/2021	3/31/2020	Change
Statement of Operation	Amount	Amount	%
Revenue	$14,326	$-	100%
Cost of revenue	$-	$-	-%
Gross Profit (Loss)	$14,326	$-	100%
Operating Expenses	$81,605	$96,858	(16)%
Other Income	$-	$-	-%

For the nine months ended March 31, 2021 and 2020 :

We have generated $14,326 and $0 revenues for the nine months ended March 31, 2021 and 2020, and have recorded a gross profit of $14,326 and gross profit of $0 for the nine months ended March 31, 2021 and 2020. We have incurred $180,398 and $276,904 in operating expenses through March 31, 2021 and March 31, 2020. We have other income $0 and $0 for the nine months ended March 31, 2021 and 2020.

The following table provides selected financial data about our company for the nine months ended March 31, 2021 and March 31, 2020.

	3/31/2021	3/31/2020	Change
Statement of Operation	Amount	Amount	%
Revenue	$14,326	$-	100%
Cost of revenue	$-	$-	-%
Gross Profit (Loss)	$14,326	$-	100%
Operating Expenses	$180,398	$276,904	(35)%
Other Income	$-	$-	-%

The revenue was derived from the sales of wash sand to customers in Malaysia. The increase of revenue for the three months period ended March 31, 2021, was mainly due to seeking new customer of wash sand sales during the three months period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. The decrease in operating expenses for the three months period was mainly due to the decrease of salaries during the period.

The revenue derived from the sales of wash sand to customers in Malaysia. The increase of revenue for the nine months period ended March 31, 2021, was mainly due to seeking new customer of wash sand sales during the last three months period. Operating expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy service fee, stock-based compensation and travelling expenses. The operating expenses were mainly denominated in MYR and decrease compared with nine months period ended March 31, 2021. Moreover, the average rate of MYR :USD for nine months March 31, 2021 and March 31, 2020 was 0.2430 and 0.2395 respectively.

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

Expansion Plans

The Company has negotiated with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site. The leasing premium has been paid but the mining lease certificate will only be issued upon clearance from the Malaysia Forest Department, which is expected around mid-2021 subject to review on COVID-19 “Movement Control Order” by the Malaysian government.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended March 31, 2021 and March 31, 2020.

Cash Flow Date	3/31/2021	3/31/2020
Net Profit (Loss) from operation	$(166,072)	$(276,904)
Net Cash Generated/(Used) from operating activities	$(116,928)	$(319,588)
Net Cash Generated/(Used) from investing activities	$-	$-
Net Cash Generated/(Used) from financing activities	$-	$(191)
Effect of exchange rate changes on cash and cash equivalents	$120,530	$328,326
Net increase (decrease) in cash and cash equivalents	$3,602	$8,547
Cash and cash equivalents at beginning of year	$24,027	$10,662
Cash and cash equivalents at end of year	$27,629	$19,209

For the nine months ended March 31, 2021, the Company had incurred net loss from operation of $166,072, which posted a negative impact to the company’s cash flow. The reconciliation on non-cash items such as depreciation and amortization provide positive impact on cash.

In the operation analysis, the net cash used in operating activities decreased from $319,588 to $116,928. The $166,072 net loss was partially offset by the noncash expense such as $9,417 in depreciation and amortisation. In the operating assets and liabilities, the net increase in current assets, such as trade receivables was $14,326, whereas the net increase in current liabilities, such as accounts payable, accrued liabilities and advanced from related parties was $54,053, which provided positive cash flow effect to the $166,072 loss in operation. The final result of the cash flow from operating activities was a negative cash flow effect.

In the investing and financing cash flow analysis, there was no change for the nine months ended March 31, 2021.

Besides, the net increase in exchange rate effect of $120,530 provided a positive cash flow effect. The cash and cash equivalents at the end of March 31, 2021, was increased by $3,602 with $27,629 as a closing balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of March 31, 2021.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended March 31, 2021.

Item 5. Other Information.

There were changes in Directors and Executive Officers effective on March 31, 2021. For details, please refer to Form 8-K filed by the registrant to SEC on April 1, 2021, at SEC website: www.sec.gov.

The Company announced the Sale and Purchase Agreement on May 10, 2021 to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd in consideration of issuance of 166,666,667 shares of the Company’s restricted common stock at $0.03 per share, valued at $5,000,000. On May 12, 2021, the Company also announced the Share Sale Agreement for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period for the amount of $20,355,000. For details, please refer to Form 8-K filed by the registrant at SEC website on May 13, 2021.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*

____________

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2021, and June 30, 2020, (ii) Condensed Statements of Operations for the three and nine months ended March 31, 2021 and 2020, (iii) Condensed Statements of Cash Flows for the nine months ended March 31, 2021 and 2020, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: May 21, 2021	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

