Form 10-Q/A
period 2021-03-31
VERDE RESOURCES, INC.
filed 2021-05-21
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Form 10-Q”), filed with the United States Securities and Exchange Commission on May 21, 2021 (the “Original Filing Date”), solely to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. These exhibits were inadvertently not included with our Form 10-Q filing.  Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCG	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation LinkBase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

