Form 10-K
period 2021-06-30
VERDE RESOURCES, INC.
filed 2021-11-12
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $0.013 (or the average bid and asked price of such common equity) as of the last business day of the registrant’s most recently completed second fiscal quarter, being December 31, 2020, was $1,310,303.38.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

810,742,109 as of November 10, 2021

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

On October 12, 2021, Verde Resources, Inc. furnished a Current Report on Form 8-K to indicate its reliance on the Order in connection with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

The Company’s headquarters and operations are located in Hong Kong SAR and Malaysia. Due to the ongoing outbreak of the COVID-19 particularly in Malaysia, the Hong Kong SAR and Malaysia government initiated travel restrictions and mandatory quarantines to control the spread of COVID-19 within Hong Kong SAR, China and Malaysia. First of all, these measurements taken by the government agents have delayed the Company’s accounting department in obtaining and complying information which will be included in the Form 10-K. Secondly, it delayed the auditors to perform necessary audit procedures and complete audit report in a timely manner. As a result, the Company will be unable to file the Form 10-K by October 13, 2021.

The Company was trying hard to file the Form 10-K within 45 days after October 13, 2021. Because of government-imposed quarantines persisting, the Company could not carry out the preparations for its audit. Therefore, on October 12, 2021, Verde Resources, Inc. filed 8-K to report that it was unable to file Form 10-K within the required time because government-imposed quarantines prevented the Company from completing preparations for its audit.

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

On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. The completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. The Company also announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited with Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party, and other individuals unrelated third parties, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is repayable by May 12, 2023, and bearing zero coupon interest. The promissory note is priced at $16,290,550 considering the current market interest rate. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of Bio Resources Limited.

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with the Company’s creditors Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd, Federal Capital Investment Limited and Yorkshire Capital Limited (collectively the “Creditors”) to convert a total of USD 1,945,096 of the Company’s accounts payable to the Creditors into equity by increasing the share capital by means of a subscription for 64,836,533 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share. As set out in the Debt Settlement Agreements, the new restricted shares for settlement of the account payable to Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd and Federal Capital Investment Limited issued to their nominee Internet.com Ltd on June 9, 2021.

On June 11, 2021, GBL entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory sit e from a Malaysia company Segama Ventures Sdn Bhd (“Segaman Ventures”), an unrelated third party , in order to expand the Company’s biofraction plant in Malaysia. Under the terms of the SPA Agreement, the acquisition is satisfied by cash payment of $1,600,000 in two instalments of $800,000 each, one payment upon signing the SPA Agreement, and the second payment within three (3) months from the date of the SPA Agreement. A deposit of $800,000 was paid to Segaman Ventures on June 10, 2021. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of factory site. The consideration shall be refundable if the transaction fails to complete.

On June 17, 2021, the Company through its prospective indirect subsidiary Bio Resources Limited (“BRL”), a company incorporated under the laws of the Labuan, entered into a Shares Sale Agreement with Hermalisa Binti Mohamad Tahir (“Hermalisa”), a company incorporated under the laws of the Malaysia, to acquire the entire issued and paid-up share capital of Global Renewables. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR 25,000 upon the execution of the Shares Sale Agreement. The acquisition of Global Renewables was subject to the successful completion of the acquisition of the entire issued and paid-up share capital of BRL. Therefore, the acquisition of Global Renewables will dependent upon the successful acquisition of BRL..

On June 18, 2021, GBL entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB. Prior to this acquisition, GBL owned 85% equity in CSB. Upon completion of the acquisition, GBL would own the entire issued and paid-up share capital of CSB. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR 150,000 ($36,130) upon the execution of the Shares Sale Agreement. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of 15% of the issued and paid-up share capital of CSB. A deposit of MYR 150,000 ($36,130) was paid to LGL on June 21, 2021. The consideration shall be refundable if the transaction fails to complete.

On August 10, 2021, the Company formed a wholly owned subsidiary, Verde Renewables, Inc., for the purpose of conducting business in Missouri (using palm waste to create biochar and related products). Another entity, Verde Estates, LLC, was also formed on August 10, 2021 to own property in Missouri. Verde Estates, LLC is a wholly owned subsidiary of Verde Renewables, Inc.

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

On June 18, 2021, GBL entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB. Prior to this acquisition, GBL owned 85% equity in CSB. Upon completion of the acquisition, GBL would own the entire issued and paid-up share capital of CSB. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR 150,000 upon the execution of the Shares Sale Agreement. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of 15% of the issued and paid-up share capital of CSB. A deposit of MYR 150,000 ($36,130) was paid to LGL on June 21, 2021. The consideration shall be refundable if the transaction fails to complete.

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

On June 18, 2021, GBL entered into a Shares Sale Agreement to acquire the remaining 15% of the issued and paid-up share capital of CSB. GBL would own the entire issued and paid-up share capital of CSB upon completion of the acquisition.

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

Location and Access:

The Merapoh Gold Mine is about 280km from Kuala Lumpur, and 50km from Kuala Lipis, the former state capital of Pahang, accessible via secondary paved highways with a new major highway under construction was completed in 2018/19. The geological coordinates of the mine are 101 ° 58 ′ , 4 ° 35 ′.

Type of Claim:

Champmark Sdn Bhd, the subsidiary of Gold Billion Global Limited, is the Mining Contractor of the Mining Lease for Site IV-1 of the Merapoh Gold Mine under the Contract for Work with MMC Corporation Berhad, the Permit Holder of the Mining Lease.

Identifying Information of the Merapoh Gold Mine:

Mining Right:

Mining Lease No.: ML 01/2020

Operational Mining Scheme No.: PTG.PHG.(ML).16/015/08/23.2019

Concession Period: From June 14, 2021 to June 13, 2023.

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

Work Completed and Present Condition:

Lode gold exploration on Site IV-1 of Merapoh Gold Mine hashas commenced since 2011 and still in progress with both in-house drilling team and third party drilling services running in parallel to expedite data collection to generate a comprehensive JORC compliant gold reserve report. There was no gold ore extraction since 2019 and the company has been engaged on the sales of wash sand extracted from Site IV-1 of Merapoh Gold Mine to customers in Malaysia since January 2021.

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

There was no gold ore extraction of the Merapoh Gold Mine and no gold concentrate sold for the twelve months ended June 30, 2021. We have generated other income from the sales of wash sand to customers in Malaysia.

Our revenues have been derived from gold production from the Merapoh Gold Mine, but currently there is no production from that mine and we are not certain there will be production in the future. We have generated other revenues through seeking new customers of wash sand sales during January to June 2021. Management continues to search for mining opportunities to generate revenues in the future.

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

Number of Employees

The Company had 1 employee during the year from July 1, 2020 to June 30, 2021.

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

We have a history of losses and we may not achieve or sustain profitability, particularly if we were to lose large contracts, and there is substantial doubt about our ability to continue as a going concern. Unless we increase our mining production or secure new sources, we may not be able to meet expenses and our business may fail

Our production of gold has steadily decreased over the past two years. This is a result of lower production of gold from our mine. Our revenues have been derived from gold production from the Merapoh Gold Mine, but currently there is no production from that mine and we are not certain there will be production in the future. We are also considering acquiring other mining properties to increase our overall production and income. However, if we are not successful in increasing production, either through new methods at our exiting mine, or by securing rights at other gold properties, we may not have sufficient revenues to maintain our business, and our business may fail.

Impact of recent COVID-19 outbreak has increased uncertainty of our business operation

The recent COVID-19 has affected our operation in Malaysia as the government announced stringent restrictions to lock down the country to stop further outbreak of the COVID-19 transmission, Many governmental departments that the company have dealing with are closed and not accepting new application. That has caused delay for the company in obtaining new mining lease. The Malaysia Government Movement Control Order has also disrupted our planning and allocation of our workforce.

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

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern.  We have suffered recurring net losses, and records an accumulated deficits as of June 30, 2021. These conditions raise substantial doubts about our ability to continue as a going concern. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The audit report included in our Annual Report is prepared by an auditor who is not inspected by the Public Company Accounting Oversight Board and as such, our investors are deprived of the benefits of such inspection. The Company could be delisted if it is unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.

As a public company with securities quoted on the OTQB, we will be required to have our financial statements audited by an independent registered public accounting firm registered with the PCAOB. A requirement of being registered with the PCAOB is that if requested by the SEC or PCAOB, such accounting firm is required to make its audits and related audit work papers be subject to regular inspections to assess its compliance with the applicable professional standards. Since our auditor is located in Hong Kong and China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities due to various state secrecy laws and the revised Securities Law, the PCAOB currently does not have free access to inspect the work of our auditor. This lack of the PCAOB inspections in China prevents the PCAOB from fully evaluating audits and quality control procedures of our auditor. As a result, we and investors in our ordinary shares are deprived of the benefits of such PCAOB inspections, which could cause investors in our stock to lose confidence in our audit procedures and the quality of our financial statements.

On December 18, 2020, the Holding Foreign Companies Accountable Act, or HFCAA, was enacted. In essence, the act requires the SEC to prohibit securities of any foreign companies from being listed on U.S. securities exchanges or traded “over-the-counter” if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. Our independent registered public accounting firm is located in and organized under the laws of Hong Kong and China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, and therefore our auditors are not currently inspected by the PCAOB.

On March 24, 2021, the SEC adopted interim final amendments, which will become effective 30 days after publication in the Federal Register, relating to the implementation of certain disclosure and documentation requirements of the HFCAA. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Before any registrant will be required to comply with the interim final amendments, the SEC must implement a process for identifying such registrants. As of the date of this Amendment, the SEC is seeking public comment on this identification process. Consistent with the HFCAA, the amendments will require any identified registrant to submit documentation to the SEC establishing that the registrant is not owned or controlled by a government entity in that jurisdiction, and will also require, among other things, disclosure in the registrant’s annual report regarding the audit arrangements of, and government influence on, such registrant.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President’s Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended that the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

It is unclear when the SEC will complete its rulemaking, when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The enactment of the HFCAA and the implications of any additional rulemaking efforts to increase U.S. regulatory access to audit information in China could cause investor uncertainty for affected SEC registrants, including us, and the market price of our stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditors in the next three years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If we are unable to meet the PCAOB inspection requirement in time, our stock will not be permitted for trading “over-the counter” either. Such a delisting would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our stock. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

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

On June 18, 2021, GBL entered into a Shares Sale Agreement to acquire the remaining 15% of the issued and paid-up share capital of CSB. GBL would own the entire issued and paid-up share capital of CSB upon completion of the acquisition.

As at June 30, 2021, the property and equipment owned by CSB are summarized, at net book values as follows:

Land and Building	$1
Plant and Machinery	$-
Office equipment	$-
Project equipment	$-
Computer	$554
Motor Vehicle	$-
$555

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the year ended June 30, 2021.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is now quoted on the OTCQB, under the symbol “VRDR”. Our stock was approved for quotation on the OTCBB on September 26, 2012. However, the Company’s common stock did not begin active trading until October, 2013.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB since trading began October 7, 2013, based on our fiscal year end June 30, 2021. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low

June 30, 2020	$0.13	$0.0021
September 30, 2020	$0.014	$0.01
December 31, 2020	$0.04	$0.01
March 31, 2021	$1.00	$0.01
June 30, 2021	$0.14	$0.02
September 30, 2021	$0.08	$0.045

As of November 12, 2021, we had 106 shareholders of record of our common stock and 810,742,109 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2021, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the fiscal year ended June 30, 2021 except the following transaction.:

On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. The completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. The Company also announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited with Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party, and other individuals unrelated third parties, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is repayable by May 12, 2023, and bearing zero coupon interest. The promissory note is priced at $16,290,550 considering the current market interest rate. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of Bio Resources Limited.

On June 4, 2021, the Company issued a total of 65,900,000 restricted common shares for US$1,647,500 at US$0.025 per share to six non-US shareholders.

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with the Company’s creditors Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd, Federal Capital Investment Limited and Yorkshire Capital Limited (collectively the “Creditors”) to convert a total of USD 1,945,096 of the Company’s accounts payable to the Creditors into equity by increasing the share capital by means of a subscription for 64,836,533 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share. As set out in the Debt Settlement Agreements, the new restricted shares for settlement of the account payable to Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd and Federal Capital Investment Limited issued to  their nominee Internet.com Ltd on June 9, 2021.

On June 10, 2021, the Company issued a total of 4,690,500 restricted common shares at US$0.03 per share to each of the two directors, of which 2,095,233 restricted common shares to Balakrishnan B S Muthu and 2,595,267 restricted common shares to Chen Ching to serve as the Company’s director for a one-year term from July 2020 to June 30, 2021. An aggregate of $140,715 for this transaction was recognized as stock-based compensation under selling, general and administrative expenses during the year ended June 30, 2021.

On June 10, 2021, the Company issued a total of 13,009,500 restricted common shares at US$0.03 per share to five consultants under the Consultant Agreements, of which 3,695,233 restricted common shares to Vincent Yong Tuck Seng, 3,695,233 restricted common shares to Lai Kui Shing Andy, 2,095,233 restricted common shares to Chan Hoi Kwong Paul, 2,095,233 restricted common shares to Sylvia Chan and 1,428,568 restricted common shares to Ng Tung to serve as the consultants of the Company for a one-year term from June 10, 2021 to June 9, 2022. An aggregate of $34,716 was recognized as stock-based compensation according the service period under selling, general and administrative expenses during the year ended June 30, 2021.

On June 11, 2021, GBL entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory site from a Malaysia company Segama Ventures Sdn Bhd (“Segaman Ventures”), an unrelated third party, in order to expand the Company’s biofraction plant in Malaysia. Under the terms of the SPA Agreement, the acquisition is satisfied by cash payment of $1,600,000 in two instalments of $800,000 each, one payment upon signing the SPA Agreement, and the second payment within three (3) months from the date of the SPA Agreement. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of factory site.

On June 17, 2021, the Company through its prospective indirect subsidiary Bio Resources Limited (“BRL”), a company incorporated under the laws of the Labuan, entered into a Shares Sale Agreement with Hermalisa Binti Mohamad Tahir (“Hermalisa”), a company incorporated under the laws of the Malaysia, to acquire the entire issued and paid-up share capital of Global Renewables. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR 25,000 upon the execution of the Shares Sale Agreement. The acquisition of Global Renewables was subject to the successful completion of the acquisition of the entire issued and paid-up share capital of BRL. Therefore, the acquisition of Global Renewables will dependent upon the successful acquisition of BRL.

On June 18, 2021, the Company issued a total of 58,100,000 restricted common shares for US$1,452,500 at US$0.025 per share to twenty-four non-US shareholders.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2021.

Item 6. [Reserved].

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

Results of Operations

The following table provides selected financial data about our company for the year ended June 30, 2021 and June 30, 2020.

Statement of Operation	June 30,	June 30,
	2021	2020	Change
	USD	USD	USD	%

Revenue	$-	$-		$-
Cost of revenue	-	-		-
Gross Profit	-	-		-
Operating Expenses	(574,174)	(309,402)	(264,772)	85.6%
Loss from operation	(574,174)	(309,402)	(264,772)	85.6%
Interest expense	(245,392)	-	(245,392)	N/A
Other income	26,559	-	26,559	N/A
Net loss before income tax	(793,007)	(309,402)	(483,605)	156.3%
Provision of Income Tax	-	-	-	N/A
Net loss	(793,007)	(309,402)	(483,605)	156.3%
Net loss attributable to non-controlling interests	18,158	10,745	7,413	69%
Net loss attributable to shareholders of the group	$(774,849)	$(298,657)	(476,192)	(159.4)%

Revenue

The revenue derived from the sales of gold mineral to customers in Malaysia. We have generated $0 and $0 revenues for the year ended June 30, 2020 and 2021, respectively, and have recorded a gross profit of $0 and $0 for the year ended June 30, 2020 and 2021. The Company did not generate any revenue for the year ended June 30, 2021 and 2020.

Cost of revenue

The cost of revenue was remain $nil mainly due to no revenue during the year ended June 30, 2021.

Operating Expenses

Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. We have incurred $309,402 and $574,174 in operating expenses through June 30, 2020 and June 30, 2021. Operating expenses increased by 85.6%, or $264,772, primarily due to increase of professional fees charged for the potential acquisition and increase of directors’ emolument for the year ended June 30, 2021.

Interest expense

In May 2021, we issued the promissory notes for the acquisition of Bio Resources Limited. The Company recorded $245,392 and $nil interest expense on the promissory notes for the year ended June 30, 2021 and 2020, respectively.

Other income We have other income $0 and $26,559 for the year ended June 30, 2020 and 2021. We generated other income from the sales of wash sand to customers in Malaysia since January 2021.

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

Expansion Plans

The Company is in the process of negotiating with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site. The leasing premium has been paid but the mining lease certificate will only be issued upon clearance from the Malaysia Forest Department, which is expected in early 2022 subject to review on COVID-19 “Movement Control Order” by the Malaysian government.

For the current Site IV-1 of the Merapoh Gold Mine, our mining operation would focus on mining other resources such as limestones.

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

The Company is diversifying into the green industry with its acquisition of Bio Resources Ltd (“BRL”), the beneficial and/or registered proprietor of the intellectual property known as “Catalytic Biofraction Process”, which is a slow pyrolysis process using a proprietary catalyst to depolymerise palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degC to 500 degC to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like the palm biomass wastes is used as feedstock. The success of venturing into the green industry is dependent on the completion of the acquisition subject to auditing and due diligence exercise to ascertain the valuation of BRL.

Apart from the green industry, the Company is also working on a partnership with MRX Technologies, a market leader in commercial extraction systems for cannabis and hemp. The partnership includes an agreement for Verde Resources to white-label THC-free CBD products from MRX Technologies.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the year ended June 30, 2021 and 2020.

Cash Flow Date	June 30, 2021	June 30, 2020

Net Cash Used in operating activities	$(126,011)	$(213,763)
Net Cash Used in investing activities	$(905,575)	$(828)
Net Cash Generated from financing activities	$3,100,000	$11,810
Effect of exchange rate changes on cash and cash equivalents	$25,181	$216,146
Net increase in cash and cash equivalents	$2,093,595	$13,365
Cash and cash equivalents at beginning of year	$24,027	$10,662
Cash and cash equivalents at end of year	$2,117,622	$24,027

For the year ended June 30, 2021, the Company had incurred net loss from operation of $793,007 which posted a negative impact to the company’s cash flow. The reconciliation on non-cash items such as share base compensation, interest expenses, depreciation and amortization provides positive impact on cash.

The net cash used by operating activities decreased from $213,763 to $126,011 for the years ended June 30, 2020 and 2021, respectively. The operation loss of $793,007 was partially offset by the noncash expenses such as $170 in depreciation, $2,636 in amortization, $175,431 in stock-based compensation and $245,392 in interest expenses on promissory notes. In the operating assets and liabilities, the net increase in current assets resulted from increase of other receivables at $26,559, net off with a decrease of $11,700 on other deposit and prepayment whereas the net increase in current liabilities resulted from $265,930 increase from advances from sub-contractor & related parties offset by $7,701 decrease of accrued liabilities and other payables.

The net cash used by investing activities increased from $828 to $905,575 for the years ended June 30, 2020 and 2021, respectively. There was a negative cash flow of $905,575 from the payment of acquisition of equity interest, right of use assets, and fixed assets, and advanced to related parties was $6,691 for the year ended June 30, 2021,

There was a positive cash flow of $3,100,000 from the issuance of common stock for the year ended June 30, 2021, compared to $12,000 proceeds from the issuance of common stock offset by $190 repayments of bank loans end up with a positive cash flow of $11,810 for the year ended June 30, 2020. The overall cash flow effect was positive.

The cash and cash equivalents at the end of June 30, 2021, was increased by $2,093,595 with $2,117,622 as ending balance.

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

Item 8. Financial Statements and Supplementary Data

VERDE RESOURCES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2021

20

中正達會計師事務所

Centurion ZD CPA & Co.Certified Public Accountants (Practising)

Unit 1304, 13/F., Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong

香港紅磡德豐街22號海濱廣場二期13樓1304室

Tel : (852) 2126 2388 Fax: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To:	The board of directors and stockholders of
Verde Resources, Inc. (“the Company”)

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Verde Resources, Inc. and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring net losses, and records an accumulated deficits as of June 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 15. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Basis of Presentation and Going Concern – Disclosure

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has an accumulated deficit from recurring net losses as of June 30, 2021. The Company has contractual obligations such as commitments for acquisition of property, plant and equipment, and subsidiaries and promissory notes  (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented included its ability to reduce capital expenditures and other operating expenditures, its ability to access funding from the capital market and its ability to obtaining loans from existing directors and shareholders. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to reduce capital expenditures and other operating expenditures if required and (iii) evaluating the probability that the Company will be able to obtain the loan from existing directors and shareholders.

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2014.

Hong Kong, China

November 12, 2021

Verde Resources, Inc

Consolidated Balance Sheets

(in US$ except for number of shares)

	As at June 30,	As at June 30,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$2,117,622	$24,027
Other receivables	26,338	-
Advanced to related parties	6,691	-
Other deposit & prepayment	6,137	17,837
Total Current Assets	$2,156,788	$41,864
Non-current Assets
Property, plant and equipment	$555	$705
Right of use assets	60,131	-
Deposit paid for acquisition of subsidiaries	25,971,680	-
Deposit paid for acquisition of property, plant and equipment	4,870,000	-
Total non-current Assets	$30,902,366	$705

TOTAL ASSETS	$33,059,154	$42,569

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable	$2,655	$1,507,258
Advanced from related parties	585,783	655,920
Accrual and other payables	164,849	172,409
Total Current Liabilities	$753,287	$2,335,587
Non-current Liabilities
Promissory notes	$16,535,942	$-
Total Non-current Liabilities	$16,535,942	$-

TOTAL LIABILITIES	$17,289,229	$2,335,587

STOCKHOLDERS’ EQUITY(DEFICIT)
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 779,742,109 & 116,038,909 shares issued and outstanding as of June 30, 2021 & June 30, 2020 respectively	$779,742	$116,039
Additional paid-in capital	20,699,067	2,427,243
Accumulated deficit	(5,913,255)	(5,138,406)
Accumulated other comprehensive income	646,205	713,846
Non-controlled interest	(441,834)	(411,740)
Total Stockholders’ Equity(Deficit)	$15,769,925	$(2,293,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$33,059,154	$42,569

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Consolidated Statements of Operations

(In US$ except for number of shares)

	For the year	For the year
	Ended	Ended
	June 30, 2021	June 30, 2020

REVENUES
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

OPERATING EXPENSES:
Selling, general & administrative expenses	(574,174)	(309,402)

LOSS FROM OPERATIONS	$(574,174)	$(309,402)

INTEREST EXPENSE	(245,392)	-

OTHER INCOME	26,559	-

NET LOSS BEFORE INCOME TAX	$(793,007)	$(309,402)

Provision of Income Tax	-	-
NET LOSS	$(793,007)	$(309,402)

Net loss attributable to non-controlling interests	18,158	10,745
Net loss attributable to shareholders of Verde Resources, Inc.	$(774,849)	$(298,657)

NET LOSS	$(793,007)	$(309,402)
Other comprehensive income (loss)
Foreign currency translation adjustment	(79,577)	$225,215
Comprehensive loss	(872,584)	(84,187)
Less: Comprehensive (gain) loss attributable to non-controlling interests	$(11,936)	$33,782
Comprehensive loss attributable to Verde Resources, Inc.	$(67,640)	$191,433

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	191,278,280	115,082,625

*Less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the years ended June 30, 2021 and 2020

(In US$ except for number of shares)

	Common Shares		Additional Paid-In	Accumulated	Non-Controlling	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Interest	Income	Total

Balance - June 30, 2019	115,038,909	$115,039	$2,416,243	$(4,839,749)	$(434,777)	$522,413	$(2,220,831)

Shares issued	1,000,000	1,000	11,000	-	-	-	12,000

Net loss for the period	-	-	-	(298,657)	(10,745)	-	(309,402)

Foreign currency translation gain	-	-	-	-	33,782	191,433	225,215

Balance - June 30, 2020	116,038,909	$116,039	$2,427,243	$(5,138,406)	$(411,740)	$713,846	$(2,293,018)

Shares issued for debt repayment and acquisition	522,003,200	522,003	15,138,093	-	-	-	15,660,096

Shares issued to directors	4,690,500	4,690	136,025	-	-	-	140,715

Shares issued to service providers	13,009,500	13,010	21,706	-	-	-	34,716

Shares issued in private placement	124,000,000	124,000	2,976,000	-	-	-	3,100,000

Net loss for the period	-	-	-	(774,849)	(18,158)	-	(793,007)

Foreign currency translation loss	-	-	-	-	(11,936)	(67,641)	(79,577)

Balance - June 30, 2021	779,742,109	$779,742	$20,699,067	$(5,913,255)	$(441,834)	$646,205	$15,769,925

The accompanying notes are an integral part of these consolidated financial statements.

Verde Resources, Inc.

Consolidated Statements of Cash Flows

	For the year	For the year
	Ended	Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(793,007)	$(309,402)
Adjustments to reconcile loss to net cash used in operations
Depreciation	170	126
Amortization	2,636	6,055
Stock-based compensation	175,431	-
Interest expenses	245,392	-
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables	(26,560)	-
Other deposit & prepayment	11,700	(23,245)
Increase (decrease) in:
Accounts payable	-	(174)
Accrued liabilities and other payables	(7,703)	96,081
Advanced from sub-contractor & related parties	265,930	16,796
Net cash used in operating activities	(126,011)	(213,763)

Cash flows from investing activities:
Payments of deposit paid for equity acquisition and property, plant and equipment	(836,130)	-
Advanced to related parties	(6,691)
Acquisitions of right of use assets	(62,754)	-
Payments of acquisition of property, plant and equipment	-	(828)
Net cash used in investing activities	(905,575)	(828)

Cash flows from financing activities:
Repayments of bank loans	-	(190)
Proceeds from issuance of common stock	3,100,000	12,000
Net cash provided by financing activities	3,100,000	11,810

Net increase / (decrease) in cash and cash equivalents	2,068,414	(202,781)

Effect of exchange rate changes on cash	25,181	216,146

Net increase in cash and cash equivalents	2,093,595	13,365
Cash and cash equivalents at beginning of year	24,027	10,662
Cash and cash equivalents at end of year	$2,117,622	$24,027
Cash paid during the year for:
Taxes paid	$-	$-
Interest paid	$-	$1

Supplementary non-cash investing and financing activities:
Issuance of common stock
- offset accounts payable (note 7)	$1,602,631	$-
- offset advanced from related parties (note 7)	$342,465	$-
- deposit paid for acquisition of subsidiaries (note 6)	$9,645,000	$-
- deposit paid for acquisition of property, plant and equipment (note 6)	$4,070,000	$-

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

On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. The completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. The consideration shall be refundable if the transaction fails to complete. The Company also announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party, and other individuals unrelated third parties, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000.

321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is repayable by May 12, 2023, and bearing zero coupon interest. The promissory note is priced at $16,290,550 considering the current market interest rate. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of Bio Resources Limited. The consideration shall be refundable if the transaction fails to complete.

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with the Company’s creditors Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd, Federal Capital Investment Limited and Yorkshire Capital Limited (collectively the “Creditors”) to convert a total of USD1,945,096 of the Company’s accounts payable to the Creditors into equity by increasing the share capital by means of a subscription for 64,836,533 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share. As set out in the Debt Settlement Agreements, the new restricted shares for settlement of the account payable to Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd and Federal Capital Investment Limited issued to their nominee Internet.com Ltd on June 9, 2021.

On June 11, 2021, GBL entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory site from a Malaysia company Segama Ventures Sdn Bhd (“Segaman Ventures”), an unrelated third party, in order to expand the Company’s biofraction plant in Malaysia. Under the terms of the SPA Agreement, the acquisition is satisfied by cash payment of $1,600,000 in two instalments of $800,000 each, one payment upon signing the SPA Agreement, and the second payment within three (3) months from the date of the SPA Agreement. A deposit of $800,000 was paid to Segaman Ventures on June 10, 2021. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of factory site. The consideration shall be refundable if the transaction fails to complete.

On June 17, 2021, the Company through its prospective indirect subsidiary Bio Resources Limited (“BRL”), a company incorporated under the laws of the Labuan, entered into a Shares Sale Agreement with Hermalis Binti Mohmad Tahir (“Hermalis”), a company incorporated under the laws of the Malaysia, to acquire the entire issued and paid-up share capital of Global Renewables. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR 25,000 upon the execution of the Shares Sale Agreement. The acquisition of Global Renewables was subject to the successful completion of the acquisition of the entire issued and paid-up share capital of BRL. Therefore, the acquisition of Global Renewables will dependent upon the successful acquisition of BRL.

On June 18, 2021, GBL entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB. Prior to this acquisition, GBL owned 85% equity in CSB. Upon completion of the acquisition, GBL would own the entire issued and paid-up share capital of CSB. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR 150,000 ($36,130) upon the execution of the Shares Sale Agreement. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of 15% of the issued and paid-up share capital of CSB. A deposit of MYR 150,000 ($36,130) was paid to LGL on June 21, 2021. The consideration shall be refundable if the transaction fails to complete.

On August 10, 2021, the Company formed a wholly owned subsidiary, Verde Renewables, Inc., for the purpose of conducting business in Missouri (using palm waste to create biochar and related products). Another entity, Verde Estates, LLC, was also formed on August 10, 2021 to own property in Missouri. Verde Estates, LLC is a wholly owned subsidiary of Verde Renewables, Inc.

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

Basis of Consolidation

The consolidated financial statements include the financial statements of Verde Resources, Inc., its wholly owned subsidiary Gold Billion Global Limited (“GBL”) and 85% of the indirect subsidiary Champmark SDN BHD (“CSB”). All inter-company balances and transactions between the Company and its subsidiary and indirect subsidiary have been eliminated upon consolidation.

The Company has adopted ASC Topic 810-10-5-8, “Variable Interest Entities”, which requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

Variable Interest Entity and Indirect Subsidiary

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

On June 18, 2021, GBL entered into a Shares Sale Agreement to acquire the remaining 15% of the issued and paid-up share capital of CSB. GBL would own the entire issued and paid-up share capital of CSB upon completion of the acquisition.

Operating leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842), which is effective for annual reporting periods (including interim periods) beginning after December 15, 2018, and early adoption is permitted. The Company adopted the Topic 842 on July 1, 2019 using a modified retrospective and has elected not to recast comparative period in the consolidated financial statements. The Company leases its facility, which are classified as operating leases in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. There was no impairment for right-of-use lease assets as of June 30, 2021.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,117,622 and $24,027 in cash and cash equivalents at June 30, 2021 and June 30, 2020, respectively.

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

Property and equipment

Property and equipment are stated at cost. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets with a 5% estimated residual values, as follows:

Useful Lives
Land & Buildings	3-6 years
Machinery	5 years
Furniture, fixture and electronic equipment	3 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterment which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the consolidated statements of income and other comprehensive income in other income or expenses.

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2021 and June 30, 2020, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of June 30, 2021 and June 30, 2020, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At June 30, 2021 and June 30, 2020 there was no allowance for doubtful accounts.

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

	June 30, 2021	June 30, 2020
Year-end MYR : $1 exchange rate	0.2409	0.2334
Average MYR : $1 exchange rate	0.2429	0.2376

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10 “Compensation-Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and stock appreciation rights are based on estimated fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

The Company accounts for non-employee stock-based awards at fair value in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.

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

Related Party

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, shareholder, or a related corporation.

Non-controlling Interest

The Company’s non-controlling interest represents the minority shareholder’s ownership interest related to the Company’s subsidiary, CSB. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the Consolidated Statements of Operations. The Company’s equity interest in CSB is 85.0% and the non-controlling stockholder’s interest is 15%. This is reflected in the Consolidated Statements of Equity.

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

Revenue Recognition

In accordance with the ASC Topic 606, “Revenue from Contracts with Customers”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues primarily from the sales of gold mineral or other minerals to registered gold trading companies or other customers in Malaysia. The Company generally recognizes its revenues in accordance with the following core principles: at the time of gold or minerals sales, the contract with customers and the performance obligations are identified. The transaction and selling price is determined by the prevailing market value of gold bullion quoted by the leading registered gold trading company in Malaysia or at an agreed price. Sales invoice will be prepared to reflect the proper transaction price based on the performance obligation allocation. After delivery is completed and the performance obligation is satisfied, sales invoice will be presented to the customers and so revenue is then recognized accordingly.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of June 30, 2021 and June 30, 2020, the Company did not have any significant unrecognized uncertain tax positions.

Recent Accounting Pronouncements

Recent Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company applied the new standard beginning January 1, 2020. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, we must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on our financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2021 and June 30, 2020 cash and cash equivalents consisted of bank deposits in banks in Malaysia and petty cash on hands.

NOTE 4 - OTHER RECEIVABLE, AND ADVANCED TO RELATED PARTIES -

Other receivables

Other receivables at June 30, 2021 and June 30, 2020 consist of the following items:

	June 30	June 30
	2021	2021

Other receivable	$26,338	$-
Less: allowance for doubtful debts	-	-
	$26,338	$-

Advanced to related parties

Advanced from related parties at June 30, 2021 and June 30, 2020 consist of the following items:

	June 30, 2021	June 30, 2020
Advanced to Global Renewable Sdn Bhd (#1) (note 1)	$6,691	$-

______________

(#1) Balakrishnan B.S. Muthu is the common director of Global Renewable Sdn Bhd and the Company. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - OPERATING LEASE

As of June 30, 2021, the Company leases minings space under a non-cancelable operating lease, with terms of two years. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

On June 14 2021, a lump sum payment of RM260,500 ($62,754) was made upfront to rent the mining space with lease period for 2 years up to June 13, 2023, and no ongoing payments will be made under the terms of these mining leases.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

June 30, 2021
Balance as at the beginning of period	$-
Addition	62,754
Amortization charge for the year	(2,636)
Foreign exchange adjustment	13
Balance as of June 30, 2021	$60,131

Amortization charge of rights of use lease assets was $2,636 and $nil for the years ended June 30, 2021 and 2020.

Lease term and discount rate

June 30, 2021
Weighted-average remaining lease term - years	1.96

NOTE 6 - DEPOSIT AND PREPAYMENT

At June 30, 2021 and June 30, 2020 deposit and prepayment consists of the following:

	June 30,	June 30,
	2021	2020

Deposits paid for acquisition of subsidiaries
- Bio Resources Limited (#1)	$25,935,550	$-
- Champmark Sdn Bhd (#2)	36,130	$-
	$25,971,680	$-

Deposits paid for acquisition of property, plant and equipment
- Intellectual property license (#3)	4,070,000	-
- Factory site (#4)	800,000	-
	$4,870,000	$-

___________

(#1) The Company announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an related third party, and other individuals unrelated third parties, in consideration of issuance of  321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is repayable by May 12, 2023, and bearing zero coupon interest. The promissory note is priced at $16,290,550 considering the current market interest rate. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of Bio Resources Limited. The consideration shall be refundable if the transaction fails to complete.

(#2) On June 18, 2021, GBL entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB. Prior to this acquisition, GBL owned 85% equity in CSB. Upon completion of the acquisition, GBL would own the entire issued and paid-up share capital of CSB. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR150,000 ($36,130) upon the execution of the Shares Sale Agreement. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of 15% of the issued and paid-up share capital of CSB. A deposit of MYR 150,000 ($36,130) was paid to LGL on June 21, 2021. The consideration shall be refundable if the transaction fails to complete.

(#3) On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. The consideration shall be refundable if the transaction fails to complete.

(#4) On June 11, 2021, GBL entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory site from a Malaysia company Segama Ventures Sdn Bhd (“Segaman Ventures”), an unrelated third party, in order to expand the Company’s biofraction plant in Malaysia. Under the terms of the SPA Agreement, the acquisition is satisfied by cash payment of $1,600,000 in two instalments of $800,000 each, one payment upon signing the SPA Agreement, and the second payment within three (3) months from the date of the SPA Agreement. A deposit of $800,000 was paid to Segaman Ventures on June 10, 2021. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of factory site. The consideration shall be refundable if the transaction fails to complete.

NOTE 7 - ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARTIES

Accounts Payable

Accounts payable at June 30, 2021 and June 30, 2020 consist of the following items:

	June 30, 2021	June 30, 2020
Due to Beijing Changxin Wanlin Technology Co., Ltd. (*)	$-	$1,504,469
Other accounts payable	2,655	2,789
	$2,655	$1,507,258

______________

(*) Due to Beijing Changxin Wanlin Technology Co., Ltd. are accounts payable derived from ordinary business transactions. One of the directors of Beijing Changxin Wanlin Technology Co., Ltd., Mr. Wu Ming Ding, has resigned as director of VRDR (on February 20, 2016), GBL (as of February 11, 2016) and CSB (on February 17, 2016). This accounts payable bears no interest or collateral, repayable and renewable under normal business accounts payable terms.

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with Beijing Changxin Wanlin Technology Co., Ltd. to convert a total of USD1,602,631 of the Company’s accounts payable to the creditor as of December 31, 2020 into equity by means of a subscription for 53,421,033 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share.

Advanced from related parties

Advanced from related parties at June 30, 2021 and June 30, 2020 consist of the following items:

	June 30, 2021	June 30, 2020
Advanced from BOG (#1)	$579,783	$319,455
Advanced from Federal Mining Resources Limited(#2)	$-	$173,465
Advanced from Federal Capital Investment Limited (#3)	$6,000	$136,000
Advanced from Yorkshire Capital Limited (#4)	$-	$27,000
	$585,783	$655,920

______________

(#1) Borneo Oil and Gas Corporation SDN (“BOG”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding  20.0% and 23.0% of the Company’s issued and outstanding common stock as of June 30, 2021 and November 10, 2021, respectively). BOG is one of the shareholders of the Company and did not own any shares of the Company since April 28, 2017. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#2) One of the directors of Federal Mining Resources Limited, Mr. Chen Ching, has been appointed as director of the Company effective on February 20, 2016. Another director of Federal Mining Resources Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective on February 20, 2016. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with Federal Mining Resources Limited, to convert a total of USD 173,465 of the Company’s accounts payable to the creditor as of December 31, 2020 into equity by means of a subscription for 5,782,167 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share.

(#3) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective on February 20, 2016. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with Federal Capital Investment Limited, to convert a total of USD 142,000 of the Company’s accounts payable to the creditor as of December 31, 2020 into equity by means of a subscription for 4,733,333 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share.

(#4) One of the directors of Yorkshire Capital Limited, Mr. Lai Kui Shing, Andy, has resigned as director of CSB effective on February 17, 2016. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with its creditor Yorkshire Capital Limited, to convert a total of USD 27,000 of the Company’s accounts payable to the creditor as of December 31, 2020 into equity by means of a subscription for 900,000 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at June 30, 2021 and June 30, 2020, are summarized as follows:

	June 30, 2021	June 30, 2020
Land and Building	$947,292	$917,831
Plant and Machinery	16,399	15,889
Office equipment	18,968	18,378
Project equipment	653,374	633,054
Computer	11,170	10,825
Motor Vehicle	35,710	34,599
Accumulated depreciation	(1,682,358)	(1,629,871)
	$555	$705

The depreciation expenses charged for the year ended June 30, 2021 and 2020 were $170 and $126 respectively.

NOTE 9 - PROMISSORY NOTES

On May 10, 2021, the Company announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an un-related third party,  and other individuals unrelated third parties, in consideration of issuance of  321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is repayable by May 12, 2023, and bearing zero coupon interest.

The fair value of the outstanding promissory notes was calculated with the following assumptions:

Risk free rate	0.268%
Credit spread	6.513%
Liquidity risk premium	5.000%

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	June 30	June 30
	2021	2020
Balance at the beginning of period	$-	$-
Promissory notes issued to unrelated third parties at fair value	16,290,550	-
Interest expense	245,392	-
Balance at the end of period	$16,535,942	$-

The Company recorded $245,392 and nil interest expense for the year ended June 30, 2021 and 2020, respectively.

NOTE 10 - INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the periods ended June 31, 2021 and 2020. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	For the year ended	For the year ended
	June 30, 2021	June 30, 2020
	%	%
Loss before income taxes	21	21
Non-deductible items/non-taxable income	(10)	(16)
Tax effect of tax exempt entity	(3)	-
Share based payments	(5)	-
Changes in valuation allowances	(3)	(5)
Effect of different tax rate of subsidiaries operating in other jurisdictions	-	-
Effective tax rate	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	June 30, 2021	June 30, 2020
Deferred tax assets:
Tax attribute carry forwards	$86,013	$16,795
Valuation allowances	(86,013)	(16,795)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for years ended June 30, 2021 and June 30, 2020 or balance sheet as of June 30, 2021 and June 30, 2020. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, the Group had the following contracted capital commitments:

	June 30, 2021	June 30, 2020

For purchase of property, plant and equipment	$1,730,000	$-
For acquisition of subsidiary	6,023
Total	$1,736,023	$-

NOTE 12 - LOSS PER SHARE

The Company has adopted ASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended June 30,
	2021	2020

Net loss	$(793,007)	$(309,402)
Less: Net loss attributable to non-controlling interests	18,158	10,745
Net loss attributable to shareholders of Verde Resources, Inc.	(774,848)	(298,657)

Weighted average shares used in basic and diluted computation	191,278,280	115,082,625

Net loss per share (Basic and Diluted)	$(0.00)*	$(0.00)*

 *Less than $0.01 per share

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

Share Issuance

On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. The completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia.

On May 12, 2021, the Company, through its wholly-owned subsidiary GBL, entered into a Share Sale Agreement in relation to acquisition of the entire issued and paid-up share capital of Bio Resources Limited with Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party and other individuals unrelated third parties, in consideration of issuance of  321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes two-year term period a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is repayable by May 12, 2023, and bearing zero coupon interest. The promissory note is priced at $16,290,550 considering the current market interest rate. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of Bio Resources Limited.

On June 4, 2021, the Company issued a total of 65,900,000 restricted common shares for US$1,647,500 at US$0.025 per share to six non-US shareholders, who Borneo Oil Berhad and Victor Subbrayan Paul are existing shareholders

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with the Company's creditors Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd, Federal Capital Investment Limited and Yorkshire Capital Limited (collectively the “Creditors”) to convert a total of USD 1,945,096 of the Company’s accounts payable to the Creditors into equity by increasing the share capital by means of a subscription for 64,836,533 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share. As set out in the Debt Settlement Agreements, the new restricted shares for settlement of the account payable to Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd and Federal Capital Investment Limited issued to their nominee Internet.com Ltd on June 9, 2021.

On June 10, 2021, the Company issued a total of 4,690,500 restricted common shares at US$0.03 per share to each of the two directors, of which 2,095,233 restricted common shares to Balakrishnan B S Muthu and 2,595,267 restricted common shares to Chen Ching to serve as a director of the Company for a one-year term (from July 1, 2020 to June 30, 2021). An aggregate of $140,715 for this transaction was recognized as stock-based compensation under selling, general and administrative expenses for the year ended June 30, 2021.

On June 10, 2021, the Company issued a total of 13,009,500 restricted common shares at US$0.03 per share to five consultants under the Consultant Agreements, of which 3,695,233 restricted common shares to Vincent Yong Tuck Seng, 3,695,233 restricted common shares to Lai Kui Shing Andy, 2,095,233 restricted common shares to Chan Hoi Kwong Paul, 2,095,233 restricted common shares to Sylvia Chan and 1,428,568 restricted common shares to Ng Tung to serve as a consultant of the Company for a one-year term (from June 10, 2021 to June 9, 2022. An aggregate of $390,285 for this transaction, $34,716 was recognized as stock-based compensation according the service period under selling, general and administrative expenses for the year ended June 30, 2021.

On June 18, 2021, the Company issued a total of 58,100,000 restricted common shares for US$1,452,500 at US$0.025 per share to twenty-four non-US shareholders.

There were 779,742,109 and 116,038,909 common shares issued and outstanding at June 30, 2021 and June 30, 2020 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 14 - RELATED PARTY TRANSACTIONS

Related party transaction	For the Year ended
	June 30,
	2021	2020

Other income - Sales of wash sand to:
Jusra Mining Merapoh Sdn Bhd (#1)	$26,559	$-
Professional services provided by:
Federal Capital Investment Limited (#2)	24,000	-

Related party balances
	June 30,
	2021	2020

Deposits paid for acquisition of property, plant and equipment
- Intellectual property license of Borneo Energy Sdn Bhd (#3) (note 6)	$4,070,000	$-

Other receivable
Jusra Mining Merapoh Sdn Bhd (#1)	$26,338	$-

(#1) Lamax Gold Limited (“LGL”) holding 15% equity interests of GBL was the major shareholder of Jusra Minging Merapoh Sdn Bhd , .

(#2) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective February 20, 2016.

 (#3) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Energy Sdn Bhd and holding 20.0% and 23.0% of the Company’s issued and outstanding common stock as of June 30, 2021 and November 10, 2021, respectively.

NOTE 15 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2021, the Company has suffered recurring net losses and records an accumulated deficit of $5,913,255. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements.

The ability of the Company to survive is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings, and related party loans.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread around the world. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the Malaysia’s and global economy. While it is difficult to estimate the financial impact of COVID-19 on the Company’s operations, management believes that COVID-19 could have a material impact on its financial results at this time.

These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 16 - SUBSEQUENT EVENTS

On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd (“BESB”) in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. On August 6, 2021, the Company and BESB entered into a supplementary agreement to vary the completion date. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. The consideration shall be refundable if the transaction fails to complete.

The Company also announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period for the amount of $20,355,000. On November 11, 2021, the Company and Taipan International Limited, The Wision Project Limited (formerly known as “Borneo Resources Limited”) and other individuals unrelated third parties entered into an supplementary agreement to vary the completion date. This acquisition is currently in progress and and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of the assets. The consideration shall be refundable if the transaction fails to complete.

On June 11, 2021, GBL entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory site from a Malaysia company Segama Ventures Sdn Bhd (“Segaman Ventures”) in order to expand the Company’s biofraction plant in Malaysia. Under the terms of the SPA Agreement, the acquisition is satisfied by cash payment of $1,600,000 in two instalments of $800,000 each, one payment upon signing the SPA Agreement, and the second payment within three (3) months from the date of the SPA Agreement. A deposit of $800,000 was paid to Segaman Ventures on June 10, 2021. On September 8, 2021, GBL and Segaman Ventures entered into an supplementary agreement to vary the completion date. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets. The consideration shall be refundable if the transaction fails to complete.

On June 17, 2021, the Company through its indirect subsidiary Bio Resources Limited (“BRL”), a company incorporated under the laws of the Labuan, entered into a Shares Sale Agreement with Hermalis Binti Mohamad Tahir (“Hermaliss”), a company incorporated under the laws of the Malaysia, to acquire the entire issued and paid-up share capital of Global Renewables. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR25,000 upon the execution of the Shares Sale Agreement. On June 30, 2021, BRL and Global Renewables entered into an supplementary agreement to vary the completion date. The acquisition of Global Renewables was subject to the successful completion of the acquisition of the entire issued and paid-up share capital of BRL. Therefore, the acquisition of Global Renewables will dependent upon the successful acquisition of BRL.

On June 18, 2021, GBL entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB. Prior to this acquisition, GBL owned 85% equity in CSB. Upon completion of the acquisition, GBL would own the entire issued and paid-up share capital of CSB. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR 150,000 upon the execution of the Shares Sale Agreement. On June 30, 2021, GBL and LGL entered into an supplementary agreement to vary the completion date. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of 15% of the issued and paid-up share capital of CSB. A deposit of MYR 150,000 ($36,130) was paid to LGL on June 21, 2021. The consideration shall be refundable if the transaction fails to complete.

On July 7, 2021, the Company issued a Press Release announcing a partnership with MRX Technologies, a market leader in commercial extraction systems for cannabis and hemp. The partnership includes an agreement for Verde Resources to white-label THC-free CBD products from MRX Technologies. The Company will distribute non-psychoactive, THC-free CBD products in Europe, Hong Kong and the United States.

On August 10, 2021, the Company formed a wholly owned subsidiary, Verde Renewables, Inc., for the purpose of conducting business in Missouri (using palm waste to create biochar and related products). Another entity, Verde Estates, LLC, was also formed on August 10, 2021 to own property in Missouri. Verde Estates, LLC is a wholly owned subsidiary of Verde Renewables, Inc.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no additional significant or material items to be required to disclose except the above mentioned matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Independent Accountants:

There were no changes to our certifying accountants for the year ended June 30, 2021.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). During the 2021, the Company has been undertaking tremendous changes and expansion which rendered the management to re-consider the available of more management talents and professional staff to meet the enlargement in operation under the coming acquisition and expansion move. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During the 2021, the Company has been undertaking tremendous enlargement and expansion which rendered the management to re-consider the available of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of June 30, 2021.

Management believes that the material weaknesses set forth above may have an immediate negative effect on our financial results because of our enlargement of operation. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements if the Company were growing substantially after the expansion move was materialized.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021 based on the COSO framework criteria because of the enlargement in operation. The management acknowledged that there is room for further improvement in maintaining effective internal control and shall take steps to implement management’s remediation initiatives during and after that expansion, This includes recruiting more management talents and professional staff, committing the entire organization to allocate necessary organizational resources, and cross-functional collaboration focused on strengthening the company’s quality systems and operating culture.

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

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

–

We have been working on recruitment of more management talents and professional staff to fill in the gap of shortage of personnel under enlargement of operation during and after this expansion move. With the enlargement of operation, the management needs to re-consider and re-evalaute the entire internal control reporting system and related risk and changes.

–

We have regularly offered our financial personnel trainings on internal control and risk management. Also, we have regularly provided trainings to our financial personnel on U.S. GAAP accounting guidelines. We plan to continue to provide trainings to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

Changes in Internal Control Over Financial Reporting

The Company initiated its remediation of material weaknesses identified above, which steps were being implemented during the period covered by this Annual Report.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspetions.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Balakrishnan B S Muthu	President	59	February 20, 2016
Balakrishnan B S Muthu	Treasurer, Chief Financial Officer, General Manager and Director	59	October 17, 2013
Chen Ching	Director	61	February 20, 2016
Carl M. Craven	Director	60	March 31, 2021
Liang Wai Keen	Secretary	50	October 17, 2013

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

Mr. Carl M. Craven

1992 - 1998: President and Part Owner, Fuego Flame Fireplace Manufacturing, Quincy, IL

1998 - 2005: President, Hide-A-Rake, Scottsdale, Arizona

2006 - Present: Partner, Turks & Caicos Island Project (Joe Grants Cay)

2007 - Present: Partner, Dominican Republic Project (Coconut Grove)

Mr. Craven is currently a partner in Turks & Caicos Island Project (Joe Grants Cay) and Dominican Republic Project (Coconut Grove). He has worked as President of Hide-A-Rake, Scottsdale, Arizona and was responsible for the research and development of new golf course product that received two United States Patents. Mr. Craven was also the President and part owner of Fuego Flame Fireplace Manufacturing, Quincy, IL.

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

Board and Committee Meetings

Our board of directors currently consists of three members, Balakrishnan B S Muthu, Chen Ching and Carl M. Craven. The Board held no formal meetings during the year ended June 30, 2021. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2021, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer; and

(b)	each of our three executive officers who were serving as executive officers at the end of the year ended June 30, 2021.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Balakrishnan B S Muthu (1)
President, Treasurer, Chief Financial	2021	66,338	0	62,857	0	0	0	0	129,195
Officer, General Manager, and Director	2020	50,644	0	0	0	0	0	0	50,644

Chen Ching (2)
Director	2021	0	0	77,858	0	0	0	0	77,858
Director	2020	0	0	0	0	0	0	0	0

Carl M. Craven (3)
Director	2021	6,000	0	0	0	0	0	0	6,000
Director	2020	0	0	0	0	0	0	0	0

______________

(1)

Mr. Muthu was appointed Treasurer, Chief Financial Officer, General Manager and a director of the Company on October 17, 2013. He was also appointed President of the Company on February 20, 2016. Mr. Muthu was paid a total salary of $129,195 for the year ended June 30, 2021.

(2)	Mr. Chen was paid a total salary of $77,858 for the year ended June 30, 2021.
(3)	Mr. Craven was paid a total salary of $6,000 for the year ended June 30, 2021.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended June 30, 2021.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended June 30, 2021.

Option Exercises and Stock Vested

During our Fiscal year ended June 30, 2021, there were no options exercised by any officer or director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 10, 2021, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Balakrishnan B.S. Muthu (2) Block B-5, 20/F., Great Smart Tower, 230 Wanchai Road,	7,095,233 common shares Direct ownership	0.9%
Wanchai, Hong Kong
	500,000 common shares Indirect ownership through Banavees Resources	0.06%

Chen Ching Block B-5, 20/F., Great Smart Tower, 230 Wanchai Road,	7,595,267 common shares Direct ownership	0.9%
Wanchai, Hong Kong
	4,746,341 common shares Indirect ownership through Goldlynn Invest Limited	0.6%

Directors and Executive Officers as a Group (1)	19,936,841 common shares	2.4%

Taipan International Limited LEVEL 1, LOT 7, BLOCK F , SAGUKING COMMERCIAL BUILDING , JALAN PATAU-PATAU LABUAN F.T. 87000 MALAYSIA	192,900,000 common shares Direct ownership	23.8%

Borneo Oil Berhad 1ST & 2ND FLOOR , VICTORIA POINT JALAN OKK AWANG BESAR W.P. LABUAN 87007, MALAYSIA	186,666,667 common shares Direct ownership	23.0%

Internet.com Ltd SUITE 4703, CENTRAL PLAZA, 18 HARBOUR ROAD, WANCHAI, HONG KONG	70,343,443 common shares Direct ownership	8.7%

The Wision Project Limited (formerly known as “Borneo Resources Limited”) LEVEL 1, LOT 7 , BLOCK F , SAGUKING COMMERCIAL BUILDING , JALAN PATAU-PATAU LABUAN F.T. 87000, MALAYSIA	64,300,000 common shares Direct ownership	7.9%

_____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 12, 2021. As of November 12, there were 810,742,109 shares of our company’s common stock issued and outstanding.

(2)	Balakrishnan Muthu, our President, CFO and a director, and Chen Ching, our director have not filed their respective Forms 3. These shareholders expect to file the forms in the near future.

Changes in Control

The Company, through its wholly-owned subsidiary GBL, entered into a Share Sale Agreement in relation to acquisition of the entire issued and paid-up share capital of Bio Resources Limited (“BRL”) with Taipan International Limited, a company incorporated under the laws of the Labuan, and The Wision Project Limited  (formerly known as “Borneo Resources Limited”), a company incorporated under the laws of the Labuan, and other individuals. Under  the  terms  of  the  Share  Sale  Agreement,  the  acquisition  of  the  entire  issued  and  paid-up  share  capital  of  BRL,  through  the  Company’s  wholly-owned subsidiary GBL, shall be satisfied by the issuance of 321,500,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.03, and the issuance of promissory notes with a two-year term period for the amount of $20,355,000. This acquisition is currently in progress and the completion of the Share Sale Agreement, which is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of BRL, may result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Muthu, one of our three directors, is not an independent director as he also serves as our executive officer. Messrs Chen, one of our three directors, is an independent directors as he does not hold any position as an executive officer. Mr. Craven, one of our three directors, is not an independent director as he also serves as the executive officer of the Company’s wholly owned subsidiary Verde Renewables, Inc as of August 10, 2021.

Related party transaction	For the Year ended
	June 30,
	2021	2020

Other income - Sales of wash sand to:
Jusra Mining Merapoh Sdn Bhd (#1)	$26,559	$-
Professional services provided by:
Federal Capital Investment Limited (#2)	24,000	-

Related party balances
	June 30,
	2021	2020
Deposits paid for acquisition of property, plant and equipment
Borneo Energy Sdn Bhd (#3)	$4,070,000	$-

Other receivable
Jusra Mining Merapoh Sdn Bhd (#1)	$26,338	$-

Advanced to related parties
Advanced to Global Renewable Sdn Bhd (#4)	$6,691

Advanced from related parties
Advanced from BOG (#5)	$579,783	$319,455
Advanced from Federal Mining Resources Limited (#6)	$-	$173,465
Advanced from Federal Capital Investment Limited (#7)	$6,000	$136,000
Advanced from Yorkshire Capital Limited (#8)	$-	$27,000

(#1) Lamax Gold Limited (“LGL”) holding 15% equity interests of GBL was the major shareholder of Jusra Minging Merapoh Sdn Bhd , .

(#2) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective February 20, 2016.

(#3) On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. The completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Energy Sdn Bhd and holding 20.0% and 23.0% of the Company’s issued and outstanding common stock as of June 30, 2021 and November 10, 2021, respectively.

(#4) Balakrishnan B.S. Muthu is the common director of Global Renewable Sdn Bhd and the Company.

(#5) Borneo Oil and Gas Corporation SDN (“BOG”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 20.0% and 23.0% of the Company’s issued and outstanding common stock as of June 30, 2021 and November 10, 2021, respectively). BOG is one of the shareholders of the Company and did not own any shares of the Company since April 28, 2017. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

 (#6) One of the directors of Federal Mining Resources Limited, Mr. Chen Ching, has been appointed as director of the Company effective on February 20, 2016. Another director of Federal Mining Resources Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective on February 20, 2016. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with Federal Mining Resources Limited, to convert a total of USD 173,465 of the Company’s accounts payable to the creditor as of December 31, 2020 into equity by means of a subscription for 5,782,167 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share.

(#7) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective on February 20, 2016. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

 On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with Federal Capital Investment Limited, to convert a total of USD 142,000 of the Company’s accounts payable to the creditor as of December 31, 2020 into equity by means of a subscription for 4,733,333 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share.

 (#8) One of the directors of Yorkshire Capital Limited, Mr. Lai Kui Shing, Andy, has resigned as director of CSB effective on February 17, 2016. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with its creditor Yorkshire Capital Limited, to convert a total of USD 27,000 of the Company’s accounts payable to the creditor as of December 31, 2020 into equity by means of a subscription for 900,000 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2021 and 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K, and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2021	Year Ended June 30, 2020
Audit Fees (1)	$48,200	$48,800
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$2,000	$2,000
All Other Fees (4)	$-	$-
Total	$50,200	$50,800

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (2)

10.1	10.1	Supplementary variation to the agreement between Borneo Energy Sdn. Bhd. and Gold Billion Global Ltd., dated August 6, 2021

10.2	10.2	Supplementary variation to the agreement between Hermalisa Binti Mohamad Tahir and Bio Resources Ltd., dated June 30, 2021

10.3	10.3	Supplementary variation to the agreement between Lamax Gold Ltd and Gold Billion Global Ltd., dated June 30, 2021

10.4	10.4	Supplementary variation to the agreement between Segama Ventures Sdn. Bhd. and Gold Billion Global Ltd., dated September 8, 2021

10.5	10.5	Supplementary agreement to vary the completion date of the share sale agreement of Bio Resources Ltd., dated November 11, 2021

14.1	14.1	Code of Ethics (3)

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	*	Rule 1350 Certification of Chief Executive Officer

32.2	*	Rule 1350 Certification of Chief Financial Officer

101.INS (4)	*	XBRL Instance

101.SCH (4)	*	XBRL Taxonomy Extension Schema

101.CAL (4)	*	XBRL Taxonomy Extension Calculations

101.DEF (4)	*	XBRL Taxonomy Extension Definitions

101.LAB (4)	*	XBRL Taxonomy Extension Labels

101.PRE (4)	*	XBRL Taxonomy Extension Presentation

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

VERDE RESOURCES, INC.
(Registrant)

Dated: November 12, 2021	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Dated: November 12, 2021	By:	/s/ Chen Ching
Chen Ching
Director

Dated: November 12, 2021	By:	/s/ Carl M. Craven
Carl M. Craven
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 12, 2021	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President and Director
(Principal Executive Officer)

Dated: November 12, 2021	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)

