Form 10-Q
period 2021-09-30
VERDE RESOURCES, INC.
filed 2021-12-28
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of December 28, 2021 there were 810,742,109 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the year ended June 30, 2022.

VERDE RESOURCES, INC.

INDEX TO INTERIMCONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED SEPTEMBER 30, 2021

3

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

	As at September 30,	As at June 30,
	2021	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,799,095	$2,117,622
Other receivables	29,087	26,338
Advanced to related parties	86,209	6,691
Other deposit & prepayment	3,044	6,137
Total Current Assets	$1,917,435	$2,156,788
Long Term Assets
Property, plant and equipment	$62,110	$555
Right of use assets	51,873	60,131
Deposit paid for acquisition of subsidiaries	25,971,393	25,971,680
Deposit paid for acquisition of property, plant and equipment	5,800,000	4,870,000
Total Long Term Assets	$31,885,376	$30,902,366

TOTAL ASSETS	$33,802,811	$33,059,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,912	$2,655
Advanced from related parties	581,902	585,783
Finance lease liabilities	10,440	-
Accrual and other payables	167,271	164,849
Total Current Liabilities	$761,525	$753,287
Long term Liabilities
Finance lease liabilities	52,203	-
Promissory notes	$17,006,708	$16,535,942
Total Long Term Liabilities	$17,058,911	$16,535,942

TOTAL LIABILITIES	$17,820,436	$17,289,229

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 810,742,109 and 779,742,109 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	$810,742	$779,742
Additional paid-in capital	21,694,195	20,699,067
Accumulated deficit	(6,731,548)	(5,913,255)
Accumulated other comprehensive income	653,850	646,205
Non-controlled interest	(444,864)	(441,834)
Total Stockholders’ Equity	$15,982,375	$15,769,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,802,811	$33,059,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2021	2020

REVENUES
Revenue	$-	$-
Cost of revenue	-	-
Gross income	-	-
OPERATING EXPENSES:
Selling, general & administrative expenses	(363,996)	(64,280)
LOSS FROM OPERATIONS	$(363,996)	$(64,280)

INTEREST EXPENSES	(470,766)	-

OTHER INCOME, NET	12,090	-

NET LOSS BEFORE INCOME TAX	$(822,672)	$(64,280)

Provision of Income Tax	-	-
NET LOSS	$(822,672)	$(64,280)

Net loss attributable to non-controlled interest	4,379	3,298
Net income(loss) contributed to shareholders of Verde Resources, Inc.	(818,293)	(60,982)

NET INCOME (LOSS)	$(818,293)	$(64,280)
Other comprehensive loss
Foreign currency translation adjustment	$8,994	$(79,400)

Comprehensive income (loss)	$(809,299)	$(143,680)

Less: Other comprehensive loss (gain) attributable to non-controlling interests	1,349	(11,910)
Other comprehensive income(loss) attributable to Verde Resources, Inc.	$7,645	$(67,490)

Basic and Diluted Earnings/(Loss) per Common Share	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares Outstanding	810,742,109	116,038,909

*Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net (loss) profit	$(822,672)	$(64,280)
Adjustments to reconcile loss to net cash used in operations
Amortization	7,776	3,043
Depreciation	1,086	42
Stock-based compensation	96,128	-
Interest expenses	470,766	-
Changes in operating assets and liabilities
(Increase) decrease in:
Deposits and prepayment	3,042	-
Other receivables	(2,955)	-
Increase (decrease) in:
Accounts payable	(721)	(944)
Accrued liabilities and other payables	2,445	29,939
Advanced from sub-contractor & related parties	291	20,153
Net cash used in by operating activities	(244,814)	(12,047)

Cash flows from investing activities:
Advanced to related parties	(79,518)	-

Net cash investing activities	(79,518)	-

Net cash and cash equivalent	(324,332)	(12,047)

Effect of exchange rate changes on cash	5,805	5,525

Net cash and cash equivalents	(318,527)	(6,522)
Cash and cash equivalents at beginning of year	2,117,622	24,027
Cash and cash equivalents at end of year	$1,799,095	$17,505

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-
Supplementary non-cash information
Issuance of common stock deposit paid for acquisition of property, plant and equipment (note 6)	930,000	-
Purchase of property, plant under finance lease	(62,643)	-
Increase in finance lease liabilities	62,643	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER	NON-
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	CONTROLLING	TOTAL
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME/(LOSS)	INTEREST	EQUITY
Balance at June 30, 2020	116,038,909	$116,039	$2,427,243	$(5,138,406)	$713,845	$(411,739)	$(2,293,018)
Net income (loss) for the period	-	-	-	(60,982)	-	(3,298)	(64,280)
Foreign currency translation gain (loss)	-	-	-	-	(67,490)	(11,910)	(79,400)
Balance at September 30, 2020	116,038,909	$116,039	$2,427,243	$(5,199,388)	$646,355	$(426,947)	$(2,436,698)

Balance at June 30, 2021	779,742,109	$779,742	$20,699,067	$(5,913,255)	$646,205	$(441,834)	$15,769,925
Shares issued for acquisition	31,000,000	31,000	899,000	-	-	-	930,000
Stock-based compensation	-	-	96,128	-	-	-	96,128
Net income (loss) for the period	-	-	-	(818,293)	-	(4,379)	(822,672)
Foreign currency translation gain (loss)	-	-	-	-	7,645	1,349	8,994
Balance at September 30, 2021	810,742,109	$810,742	$21,694,195	$(6,731,548)	$653,850	$(444,864)	$15,982,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

Effective February 20, 2021, Mr. Chen Ching was appointed Director of the Company and the entire Board of Directors now consists of Mr. Balakrishnan B S Muthu and Mr. Chen Ching. The SC 14F1 and Form 8-K announcing the change in officers and directors were filed with SEC on February 10, 2021 and February 22, 2021 respectively.

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

On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy SdnBhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. The completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. The consideration shall be refundable if the transaction fails to complete. The Company also announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party, and other individuals unrelated third parties, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000.

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

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with the Company’s creditors Beijing ChangxinWanlin Technology Co., Ltd, Federal Mining Resources Ltd, Federal Capital Investment Limited and Yorkshire Capital Limited (collectively the “Creditors”) to convert a total of USD1,945,096 of the Company’s accounts payable to the Creditors into equity by increasing the share capital by means of a subscription for 64,836,533 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share. As set out in the Debt Settlement Agreements, the new restricted shares for settlement of the account payable to Beijing ChangxinWanlin Technology Co., Ltd, Federal Mining Resources Ltd and Federal Capital Investment Limited issued to their nominee Internet.com Ltd on June 9, 2021.

On June 11, 2021, GBL entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory site from a Malaysia company Segama Ventures SdnBhd (“Segaman Ventures”), an unrelated third party, in order to expand the Company’s biofraction plant in Malaysia. Under the terms of the SPA Agreement, the acquisition is satisfied by cash payment of $1,600,000 in two instalments of $800,000 each, one payment upon signing the SPA Agreement, and the second payment within three (3) months from the date of the SPA Agreement. A deposit of $800,000 was paid to Segaman Ventures on June 10, 2021. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of factory site. The consideration shall be refundable if the transaction fails to complete.

On June 17, 2021, the Company through its prospective indirect subsidiary Bio Resources Limited (“BRL”), a company incorporated under the laws of the Labuan, entered into a Shares Sale Agreement with HermalisBintiMohmad Tahir (“Hermalis”), a company incorporated under the laws of the Malaysia, to acquire the entire issued and paid-up share capital of Global Renewables. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR 25,000 upon the execution of the Shares Sale Agreement. The acquisition of Global Renewables was subject to the successful completion of the acquisition of the entire issued and paid-up share capital of BRL. Therefore, the acquisition of Global Renewables will dependent upon the successful acquisition of BRL.

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

On November 15, 2021, the Company formed a wholly owned subsidiary, Verde Life Inc., an Oregon corporation for the purpose of conducting business in the distribution of THC-free cannabinoid products.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended September 30, 2021 are not necessarily indicative of the operating results for the full years.

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

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business slowdowns or shutdowns, depress demand for the Company’s business, and adversely impact its results of operations. The Company expects uncertainties around its key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Its estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in its consolidated financial statements.

Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its unaudited condensed consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,799,095 and $2,117,622 in cash and cash equivalents at September 30, 2021 and June 30, 2021, respectively.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets with a 5% estimated residual values, as follows:

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At September 30, 2021 and June 30, 2021, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of September 30, 2021 and June 30, 2021, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. At September 30, 2021 and June 30, 2021 there was no allowance for doubtful accounts.

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

The Company did not have any convertible bonds as of September 30, 2021 and June 30, 2021.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

The Company recognized no impairment of ROU assets as of September 30, 2021 and June 30, 2021.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current in the consolidated balance sheets at September 30, 2021 and June 30, 2021.

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, we as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to us, while the leased asset is depreciated in accordance with our depreciation policy if the title is to eventually transfer to us. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC 842.

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

	September 30, 2021	June 30, 2021

Period-end MYR : $1 exchange rate	0.2390	0.2409
Average MYR : $1 exchange rate	0.2388	0.2429

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of September 30, 2021 and June 30, 2021, the Company did not have any significant unrecognized uncertain tax positions.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. ASU 2019-12 was effective July 1, 2021. The adoption of ASU 2019-12 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In June 2021, the FASB issued ASU No. 2021-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective July 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 is to be adopted on a modified retrospective basis. As a smaller reporting company, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statement presentations and disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 of the two-step goodwill impairment test, under which a goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 requires only a one-step quantitative impairment test, whereby a goodwill impairment loss is measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2017-04 will have on its consolidated financial statement presentation or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 – CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At September 30, 2021 and June 30, 2021 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 - OTHER RECEIVABLE, AND ADVANCED TO RELATED PARTIES -

Other receivables

Other receivables at September 30, 2021 and June 30, 2021 consist of the following items:

	September 30	June 30
	2021	2021

Other receivable (#1)	$29,087	$26,338
Less: allowance for doubtful debts	-	-
	$29,087	$26,338

______________

(#1) Other receivables were amounts due from Jusra Mining Merapoh Sdn Bhd, whose major shareholder Lamax Gold Limited holds 15% of Champmark Sdn Bhd, for the sale of wash sand recognized as other income by the Company.

Advanced to related parties

Advanced from related parties at September 30, 2021 and June 30, 2021 consist of the following items:

	September 30, 2021	June 30, 2021
Advanced to Global Renewable Sdn Bhd (#1) (note 1)	$86,209	$6,691
	$86,209	$6,691

______________

(#1) Balakrishnan B.S. Muthu is the common director of Global Renewable Sdn Bhd and the Company. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - OPERATING LEASE

As of September 30, 2021, the Company leases minings space under a non-cancelable operating lease, with terms of two years. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

On June 14 2021, a lump sum payment of RM260,500 ($62,260) was made upfront to rent the mining space with lease period for 2 years up to June 13, 2023, and no ongoing payments will be made under the terms of these mining leases.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

September 30, 2021
Balance as at the beginning of period	$60,131
Addition	-
Amortization charge for the year	(7,776)
Foreign exchange adjustment	(482)
Balance as of September 30, 2021	$51,873

Amortization charge of rights of use lease assets was $7,776 and $nil for the period ended September 30, 2021 and 2020.

Lease term and discount rate

September 30, 2021
Weighted-average remaining lease term - years	1.71

NOTE 6 – DEPOSIT AND PREPAYMENT

At September 30, 2021 and June 30, 2021 deposit and prepayment consists of the following:

	September 30,	June 30,
	2021	2021

Deposits paid for acquisition of subsidiaries
- Bio Resources Limited (#1)	$25,935,550	$25,935,550
- Champmark Sdn Bhd (#2)	35,843	$36,130
	$25,971,393	$25,971,680

Deposits paid for acquisition of property, plant and equipment
- Intellectual property license (#3)	5,000,000	4,070,000
- Factory site (#4)	800,000	800,000
	$5,800,000	$4,870,000

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

(#2) On June 18, 2021, GBL entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB. Prior to this acquisition, GBL owned 85% equity in CSB. Upon completion of the acquisition, GBL would own the entire issued and paid-up share capital of CSB. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR150,000 ($35,843) upon the execution of the Shares Sale Agreement. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of 15% of the issued and paid-up share capital of CSB. A deposit of MYR 150,000 ($35,843) was paid to LGL on June 21, 2021. The consideration shall be refundable if the transaction fails to complete.

(#3) On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000shares were issued on May 10, 2021 and July 1, 2021, respectively. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. The consideration shall be refundable if the transaction fails to complete.

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

NOTE 7 – ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at September 30, 2021 and June 30, 2021 consist of the following items:

	September 30, 2021	June 30, 2021
	(Unaudited)
Other accounts payable	1,913	2,655
	$1,913	$2,655

Advanced from related parties

Advanced from related parties at September 30, 2021 and June 30, 2021, consist of the following items:

	September 30, 2021	June 30, 2021
	(Unaudited)
Advanced from BOG (#1)	$575,611	$579,783
Advanced from Federal Capital Investment Limited (#3)	$6,000	$6,000
Amounts due from directors (#5)	$291	-
	$581,611	$585,783

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

(#2) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective on February 20, 2021. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

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

(#3) Carl Craven, a director of the Company, paid $127 in expenses on behalf of the Company. Yau Cho Soo, a director of Verde Renewables, Inc., paid $164 in expenses on behalf of the Company.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment at September 30, 2021 and June 30, 2021 are summarized as follows:

	September 30, 2021	June 30, 2021
	(Unaudited)
Land and Building	$939,768	$947,292
Plant and Machinery	16,269	16,399
Office equipment	18,817	18,968
Project equipment	648,185	653,374
Computer	11,084	11,170
Motor Vehicle	98,070	35,710
Accumulated depreciation	(1,670,083)	(1,682,358)
	$62,110	$555

The depreciation expenses charged for the period ended September 30, 2021 and 2020 was $1,086 and $42.

Included in property, plant and equipment, was assets under finance leases of $62,643 and nil as of September 30, 2021 and June 30, 2021, respectively. The amount of related depreciation expenses related to assets under finance leases were $1,044and nil for the three months ended of September 30, 2021 and 2020, respectively.

NOTE 9 – FINANCE LEASE LIABILITIES

The loans from a hire purchase creditor include long term and short term and are summarized as follow:

	September 30, 2021	June 30, 2021
Current finance lease liabilities	$10,440	$-
Non-current finance lease liabilities	52,203	-
Total	$62,643	$-

A hire purchase installment loan with total amount $62,643 and nil as at September 30, 2021 and June 30, 2021 are $62,643 and nil net of interest charges equivalent to interest nil and nil are summarized as follows:

	Interest Rate	Monthly Due	September 30, 2021	June 30, 2021
Finance lease liabilities in the United States of America	N/A	870	62,643	-
Finance lease liabilities to a hire purchase creditor			$62,643	$-

The scheduled maturities of the finance lease liabilities installment loans are as follows:

September 30,
2022	10,440
2023	10,441
2024	10,440
2025	10,441
Thereafter	20,881
Total minimum finance lease liabilities installment payment	$62,643
Less: Imputed interest	-
Present value of net minimum lease payments (#)	$62,643

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under finance lease liabilities as at September 30, 2021.

NOTE 10 - PROMISSORY NOTES

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

The fair value of the outstanding promissory notes was calculated with the following assumptions:

Risk free rate	0.268%
Credit spread	6.513%
Liquidity risk premium	5.000%

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	September 30	June 30
	2021	2021
Balance at the beginning of period	$16,535,942	$-
Promissory notes issued to unrelated third parties at fair value	-	16,290,550
Interest expense	470,766	245,392
Balance at the end of period	$17,006,708	$16,535,942

The Company recorded $470,766 and $nil interest expense for the period ended September 30, 2021 and 2020, respectively.

NOTE 11 – INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the periods ended September 30, 2021 and 2020. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	Period ended
	September 30, 2021	June 30, 2021

Loss before income taxes	21	21
Non-deductible items/non-taxable income	(14)	(5)
Tax effect of tax exempt entity	4	2
Share based payments	(2)	-
Changes in valuation allowances	(1)	(16)
Effect of different tax rate of subsidiaries operating in other jurisdictions	(-)	(2)
Effective tax rate	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	September 30, 2021	June 30, 2021
Deferred tax assets:
Tax attribute carryforwards	$1,206,271	$1,198,944
Valuation allowances	(1,206,271)	(1,198,944)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period September 30, 2021 and June 30, 2021 or balance sheet as of September 30, 2021 and June 30, 2021. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Group had the following contracted capital commitments:

	September 30, 2021	June 30, 2021

For purchase of property, plant and equipment	$800,000	$1,730,000
For acquisition of subsidiary	5,974	6,023
Total	$805,974	$1,736,023

NOTE 13 – LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Net income(loss) applicable to common shares	$(818,293)	$(60,982)

Weighted average common shares outstanding (Basic)	810,742,109	116,038,909
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	810,742,109	116,038,909

Net income(loss) per share (Basic and Diluted)	$(0.00)	$(0.00)

*Less than $0.01 per share

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 14 - CAPITAL STOCK

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

On June 10, 2021, the Company issued a total of 4,690,500 restricted common shares at US$0.03 per share to each of the two directors, of which 2,095,233 restricted common shares to Balakrishnan B S Muthu and 2,595,267 restricted common shares to Chen Ching to serve as a director of the Company for a one-year term (from July 1, 2020 to June 30, 2021). An aggregate of $140,715 for this transaction was recognized as stock-based compensation under selling, general and administrative expenses for the year ended June 30, 2021. Nothing was recognized for this transaction for the three months ended September 30, 2021 and 2020.

On June 10, 2021, the Company issued a total of 13,009,500 restricted common shares at US$0.03 per share to five consultants under the Consultant Agreements, of which 3,695,233 restricted common shares to Vincent Yong Tuck Seng, 3,695,233 restricted common shares to Lai Kui Shing Andy, 2,095,233 restricted common shares to Chan Hoi Kwong Paul, 2,095,233 restricted common shares to Sylvia Chan and 1,428,568 restricted common shares to Ng Tung to serve as a consultant of the Company for a one-year term (from June 10, 2021 to June 9, 2022. An aggregate of $390,285 for this transaction, $34,716 was recognized as stock-based compensation according the service period under selling, general and administrative expenses for the year ended June 30, 2021. Of the aggregate $390,285 for this transaction, $96,128 and nil were recognized for the three months ended September 30, 2021 and 2020, respectively.

On June 18, 2021, the Company issued a total of 58,100,000 restricted common shares for US$1,452,500 at US$0.025 per share to twenty-four non-US shareholders.

There were 810,742,109 and 779,742,109 common shares issued and outstanding at September 30, 2021 and June 30, 2021 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 15 – RELATED PARTY TRANSACTIONS

Related party transaction	Three months ended
	September 30,
	2021	2020

Other income - Sales of wash sand to:
Jusra Mining Merapoh Sdn Bhd (#1)	$12,090	$-
Professional services provided by:
Federal Capital Investment Limited (#2)	6,000	-

Related party balances
	September 30,
	2021	2020

Deposits paid for acquisition of property, plant and equipment
- Intellectual property license of Borneo Energy Sdn Bhd (#3) (note 6)	$5,000,000	$-

Other receivable
Jusra Mining Merapoh Sdn Bhd (#1)	$29,087	$-

(#1) Lamax Gold Limited (“LGL”) holding 15% equity interests of GBL was the major shareholder of Jusra Minging Merapoh Sdn Bhd , .

(#2) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective February 20, 2021.

(#3) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Energy Sdn Bhd and holding 23.0% and 23.0% of the Company’s issued and outstanding common stock as of September 30, 2021 and December28, 2021, respectively.

NOTE 16 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condescend consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2021, the Company had suffered recurring net losses and records an accumulated deficit of $6,731,548. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements.

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

NOTE 17 – SUBSEQUENT EVENTS

On November 15, 2021, the Company formed a wholly owned subsidiary, Verde Life Inc., an Oregon corporation for the purpose of conducting business in the distribution of THC-free cannabinoid products.

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

On August 10, 2021, the Company formed a wholly owned subsidiary, Verde Renewables, Inc., for the purpose of conducting business in Missouri (using palm waste to create biochar and related products). Another entity, Verde Estates, LLC, was also formed on August 10, 2021 to own property in Missouri. Verde Estates, LLC is a wholly owned branch of Verde Renewables, Inc.

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

Effective February 20, 2021, Mr. Wu Ming Ding resigned all of his positions as President and Director of the Company, with Mr. Balakrishnan B S Muthu being appointed President to fill the vacancy created. Effective February 20, 2021, Mr. Chen Ching was appointed Director of the Company and the entire Board of Directors now consists of Mr. Balakrishnan B S Muthu and Mr. Chen Ching.

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

On August 10, 2021, the Company formed a wholly owned subsidiary, Verde Renewables, Inc., for the purpose of conducting business in Missouri (using palm waste to create biochar and related products). Another entity, Verde Estates, LLC, was also formed on August 10, 2021 to own property in Missouri. Verde Estates, LLC is a wholly owned branch of Verde Renewables, Inc.

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

The Company is in the process of negotiating with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site. For the period between July 2020 to June 2021, there was no production at the Merapoh Gold Mine. The objective of the Company is to improve the productivity at the new mine to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

There was no gold ore extraction of the Merapoh Gold Mine and no gold concentrate sold for the three months ended September 30, 2021. We have generated other income from the sales of wash sand to customers in Malaysia.

Our revenues have been derived from gold production from the Merapoh Gold Mine, but currently there is no production from that mine and we are not certain there will be production in the future. We have generated other revenues through seeking new customers of wash sand sales during January to September 2021. Management continues to search for mining opportunities to generate revenues in the future.

Results of Operations

For the three months ended September 30, 2021 and 2020:

We have generated $0 and $0 revenues for the three months ended September 30, 2021 and 2020, and have recorded a gross loss of $0 and $0 for the three months ended September 30, 2021 and 2020. We have incurred $363,996 and $64,280 in operating expenses through September 30, 2021 and 2020. We have interest expense of $470,766 and $0 for the three months ended September 30, 2021 and 2020. We have other income, net $12,090 and $0 for the three months ended September 30, 2021 and 2020.

The following table provides selected financial data about our Company for the three months ended September 30, 2021 and September 30, 2020.

	9/30/2021	9/30/2020	Change
Statement of Operation	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$-	$-	0%
Cost of revenue	$-	$-	-%
Gross Profit(Loss)	$-	$-	-%
Operating Expenses	$363,996	$64,280	441%
Interest expense	$470,766	$-	N/A
Other Income, net	$12,090	$-	N/A

The revenue is normally derived from the sales of gold mineral to customers in Malaysia. There was no revenue for the three months ended September 30, 2021 and 2020 because of the depletion of mineral reserves in the mine. Operating expenses comprised mainly of salaries, office costs, legal and professional fees. The increase in operating expenses for the period was mainly due to the increase of legal and professional fees during the period. Net other income comprises mainly of the sale of wash sand. The increase in net other income for the period was mainly due the sale of wash sand which occurred during the three months ended September 30, 2021.

The average rate of MYR : USD for three months ended September 30, 2021 and September 30, 2020 was 0.2388 and 0.2389 respectively.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the three months ended September 30, 2021 and 2020.

Cash Flow Date	9/30/2021	9/30/2020
Net Profit(Loss) from operation	$(822,672)	$(64,280)
Net Cash Generated/(Used) from operating activities	$(244,814)	$(12,047)
Net Cash Generated/(Used) from investing activities	$(79,518)	$-
Net Cash Generated/(Used) from financing activities	$-	$-
Effect of exchange rate fluctuation on cash and cash equivalents	$5,805	$5,525
Net increase in cash and cash equivalents	$(318,527)	$(6,522)
Cash and cash equivalents, beginning of period	$2,117,622	$24,027
Cash and cash equivalents, ending of period	$1,799,095	$17,505

For the three months ended September 30, 2021, the Company had incurred net loss from operation of $806,515 which posted a negative impact to the company’s cash flow. The reconciliation on non-cash items such as interest expenses, depreciation and amortization provides positive impact on cash.

In the operation analysis, the net cash used in operating activities increased from $12,047 to $244,814. The operation loss of $822,672 was partially offset by the noncash expenses such as $1,086 in depreciation, $7,776 in amortization and $470,766 in interest expenses on promissory notes. In the operating assets and liabilities, the net increase in current assets resulted from an increase of other receivables at $2,955 and a decrease of deposits and prepayments of $3,042 whereas the net increase in current liabilities resulted from $2,015 increase of accrued liabilities and accounts payable. The final result of the cash flow used in operating activities was $244,814 negative cash flow effect.

The net cash used by investing activities of $79,518 resulted from advances to related parties for the three months ended September 30, 2021.

In the financing analysis, there was also no change for the three months ended September 30, 2021.

Despite the net decrease in exchange rate effect of $5,805 provided a positive cash flow effect, the overall cash and cash equivalents at the end of September 30, 2021, was decreased by $318,527 with $1,799,095 as the closing balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). During the 2021, the Company has been undertaking tremendous changes and expansion which rendered the management to re-consider the available of more management talents and professional staff to meet the enlargement in operation under the coming acquisition and expansion move. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2021 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During the 2021, the Company has been undertaking tremendous enlargement and expansion which rendered the management to re-consider the available of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of September 30, 2021.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended September 30, 2021.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*

___________

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2021, and June 30, 2021, (ii) Condensed Statements of Operations for the three months ended September 30, 2021 and 2020, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: December 28, 2021	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

