Form 10-Q
period 2021-12-31
VERDE RESOURCES, INC.
filed 2022-02-22
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of February 22, 2022 there were 810,742,109 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2021 are not necessarily indicative of the results that can be expected for the year ended June 30, 2022.

VERDE RESOURCES, INC.

INDEX TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED DECEMBER 31, 2021

3

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In US$ except for number of shares)

	As at December 31,	As at June 30,
	2021	2021
ASSETS
Current Assets
Cash and cash equivalents	$1,176,729	$2,117,622
Other receivables	-	26,338
Advanced to related party	125,408	6,691
Other deposit & prepayment	117,200	6,137
Total Current Assets	$1,419,337	$2,156,788
Long Term Assets
Property, plant and equipment	$89,967	$555
Right of use assets	44,292	60,131
Deposit paid for acquisition of subsidiaries	25,971,555	25,971,680
Deposit paid for acquisition of property, plant and equipment	6,040,000	4,870,000
Total Long Term Assets	$32,145,814	$30,902,366

TOTAL ASSETS	$33,565,151	$33,059,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,921	$2,655
Advanced from related parties	590,353	585,783
Hire purchase creditor	10,440	-
Accrual and other payables	193,170	164,849
Total Current Liabilities	$795,884	$753,287
Long term Liabilities
Hire purchase creditors	$49,593	$-
Promissory notes	17,490,876	16,535,942
Total Long Term Liabilities	$17,540,469	$16,535,942

TOTAL LIABILITIES	$18,336,353	$17,289,229

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 810,742,109 and 779,742,109 shares issued and outstanding as of December 31, 2021 & June 30, 2021 respectively	$810,742	$779,742
Additional paid-in capital	21,789,289	20,699,067
Accumulated deficit	(7,562,240)	(5,913,255)
Accumulated other comprehensive income (loss)	649,241	646,205
Non-controlled interest	(458,234)	(441,834)
Total Stockholders’ Deficit	$15,228,798	$15,769,925

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,565,151	$33,059,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In US$ except for number of shares)

	Three Months Ended December 31,			Six Months Ended December 31,
	2021	2020		2021	2020

REVENUES
Revenue	$-	$-		$-	$-
Cost of revenue	-	-		-	-
Gross profit	-	-		-	-
OPERATING EXPENSES:
Selling, general & administrative expenses	(359,105)	(34,512)		(723,101)	(98,792)
LOSS FROM OPERATIONS	$(359,105)	$(34,512)		$(723,101)	$(98,792)

INTEREST EXPENSES	$(484,168)	$-		$(954,934)	$-

OTHER INCOME(EXPENSES)	25	-		12,115	-

NET LOSS BEFORE INCOME TAX	$(843,248)	$(34,512)		$(1,665,920)	$(98,792)

Provision of Income Tax	-	-		-	-
NET LOSS	$(843,248)	$(34,512)		$(1,665,920)	$(98,792)

Non-controlled interest	12,556	3,688		16,935	6,986
Net loss contributed to the group	(830,692)	(30,824)		(1,648,985)	(91,806)

Other comprehensive income(loss)
Foreign currency translation income(loss)	$(5,423)	$(87,360)		$3,571	$(166,760)

Comprehensive income(loss)	$(836,115)	$(118,184)		$(1,645,414)	$(258,566)

Less: Other comprehensive (gain) loss attributable to non-controlling interest	814	13,104		(535)	25,014
Other comprehensive income (loss) attributable to Verde Resources, Inc.	$(4,609)	$(74,256)		$3,036	$(141,746)

Basic and Diluted Profit (Loss) per Common Share	$(0.00)*	$(0.00	) *	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares Outstanding	810,742,109	116,038,909		810,742,109	116,038,909

*Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In US$ except for number of shares)

	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net profit (loss)	$(1,665,920)	$(98,792)
Adjustments to reconcile loss to net cash used in operation
Amortization	15,585	6,165
Depreciation	5,220	86
Interest expenses	954,934	-
Stock-based compensation	191,222	-
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables	26,169	-
Other deposits and prepayment	(111,102)	-
Increase (decrease) in:
Accounts payable	(723)	(956)
Accrued liabilities and other payables	28,433	(7,783)
Advanced from sub-contractor & related parties	12,623	47,251
Net cash used in operating activities	(543,559)	(54,029)

Cash flows from investing activities:
Advanced to related party	(118,848)	-
Payments of deposit paid for property, plant and equipment	(240,000)	-
Purchase of property, plant and equipment	(31,988)	-
Net cash used in investing activities	(390,836)	-

Cash flows from financing activities:
Repayments to hire purchase creditor	(2,610)	-
Net cash used in financing activities	(2,610)	-

Net increase (decrease) in cash and cash equivalent	(937,005)	(54,029)

Effect of exchange rate changes on cash	(3,888)	63,244

Net increase (decrease) in cash and cash equivalents	(940,893)	9,215
Cash and cash equivalents at beginning of year	2,117,622	24,027
Cash and cash equivalents at end of year/ period	$1,176,729	$33,242

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

Supplementary non-cash information
Deposit paid for acquisition of property, plant and equipment (note 7)	930,000	-
Purchase of property, plant and equipment under finance lease	(62,643)
Increase in finance lease liabilities	60,033	-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

 Statement of Changes in Stockholders’ Equity (Deficit)

Six months ended December 31, 2021 and 2020 (Unaudited)

(In US$ except for number of shares)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Non-Controlling
	Shares	Amount	Capital	Deficit	(Loss)	Interest	Total

Balance - Ju ne 30, 2020	116,038,909	$116,039	$2,427,243	$(5,138,406)	$713,845	$(411,739)	$(2,293,018)

Net loss for the period	-	-	-	(91,806)	-	(6,986)	(98,792)

Foreign currency translation gain	-	-	-	-	(141,746)	(25,014)	(166,760)

Balance - December 31, 2020	116,038,909	$116,039	$2,427,243	$(5,230,212)	$572,099	$(443,739)	$(2,558,570)

Balance - June 30, 2021	779,742,109	$779,742	$20,699,067	$(5,913,255)	$646,205	$(441,834)	$15,769,925

Shares issued for acquisition	31,000,000	31,000	899,000	-	-	-	930,000

Stock-based compensation	-	-	191,222	-	-	-	191,222

Net loss for the period	-	-	-	(1,648,985)	-	(16,935)	(1,665,920)

Foreign currency translation loss	-	-	-	-	3,036	535	3,571

Balance – December 31, 2021	810,742,109	$810,742	$21,789,289	$(7,562,240)	$649,241	$(458,234)	$15,228,798

Verde Resources, Inc.

 Statement of Changes in Stockholders’ Equity (Deficit)

Three months ended December 31, 2021 and 2020

(Unaudited)

(In US$ except for number of shares)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

Balance - September 30, 2020	116,038,909	$116,039	$2,427,243	$(5,199,388)	$646,355	$(426,947)	$(2,436,698)

Net loss for the period	-	-	-	(30,824)	-	(3,688)	(34,512)

Foreign currency translation loss	-	-	-	-	(74,256)	(13,104)	(87,360)

Balance - December 31, 2020	116,038,909	$116,039	$2,427,243	$(5,230,212)	$572,099	$(443,739)	$(2,558,570)

Balance - September 30, 2021	810,742,109	$810,742	$21,694,195	$(6,731,548)	$653,850	$(444,864)	$15,982,375

Shares issued for share-based compensation	-	-	95,094	-	-	-	95,094

Net loss for the period	-	-	-	(830,692)	-	(12,556)	(843,248)

Foreign currency translation loss	-	-	-	-	(4,609)	(814)	(5,423)

Balance – December 31, 2021	810,742,109	$810,742	$21,789,289	$(7,562,240)	$649,241	$(458,234)	$15,228,798

 Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended December 31, 2020 and 2021

(Unaudited)

(In US$ except for number of shares)

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

On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual propertylicense in Sabah, Malaysia from Borneo Energy SdnBhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. The completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. The consideration shall be refundable if the transaction fails to complete. The Company also announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party, and other individuals unrelated third parties, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000.

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

Verde Renewables, Inc. (“VRI”) was incorporated on August 10, 2021, in the State of Missouri, U.S.A. The major operation of VRI will include management of a processing and packaging facility to process organic bio-waste into sources of renewable commodities using its biofraction technology, and distribution of biochar, wood vinegar and bio-gas. VRI is wholly owned by the Company.

Verde Estates LLC (“VEL”) was incorporated on August 10, 2021, in the State of Missouri, U.S.A. VEL is formed for the purpose of holding property in Missouri. VEL is wholly owned by VRI.

Verde Life Inc. (“VLI”) was incorporated on November 15, 2021, in the State of Oregon, U.S.A. The major operation of VLI will include conducting business in the distribution of THC-free cannabinoid (CBD) products. VLI is wholly owned by the Company.

On January 17, 2022, the Company formed a wholly owned subsidiary, Verde Resources (Malaysia) Sdn Bhd, a company incorporated under the laws of the Malaysia, for the purpose of conducting consultation services and distribution of renewable agricultural commodities.

On January 20, 2022, the Company has reached a mutual agreement to enter into a Supplement to Promissory Note with each of the 17 lenders (“Lenders”) of the promissory notes that were issued on May 12, 2021, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted common stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the Lenders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted common stock shall be confirmed in a subsequent written agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended December 31, 2021 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,176,729 and $2,117,622 in cash and cash equivalents at December 31, 2021 and June 30, 2021, respectively.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets with a 5% estimated residual values, as follows:

Useful Lives
Long Term Assets	3-6 years
Machinery	5 years
Furniture, fixture and electronic equipment	3 years

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2021 and June 30, 2021, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of December 31, 2021 and June 30, 2021, the longest credit term for certain customers are 60 days.

Provision for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables and reviews accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, the Company makes judgments about the creditworthiness of customers based on past collection experience and ongoing credit risk evaluations. As of December 31, 2021 and June 30, 2021 there was no allowance for doubtful accounts.

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

The Company recognized no impairment of ROU assets as of December 31, 2021 and June 30, 2021.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current in the consolidated balance sheets at December 31, 2021 and June 30, 2021.

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

Foreign Currency Translation

The Company’s reporting currency is the United States dollar (“$”) and the accompanying consolidated financial statements have been expressed in United States dollars. The Company’s functional currency is the Malaysian Ringgit (“MYR”) which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

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

Translation of amounts from RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2021	RM 4.1511 to 1
September 30, 2021	RM 4.1876 to 1
December 31, 2021	RM 4.1667 to 1

Statement of operations and cash flow items
For the six months ended December 31, 2020	RM 4.1339 to 1
For the six months ended December 31, 2021	RM 4.1789 to 1

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

 Revenue Recognition

The Company recognizes revenues when its customers obtain control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identifies contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenues when (or as) it satisfies the performance obligation.

Revenues are recognized when control of the promised goods or services is transferred to the customers, which may occur at a point in time or over time depending on the terms and conditions of the agreement, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Gold mining

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

Product sales

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customer.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of December 31, 2021 and June 30, 2021, the Company did not have any significant unrecognized uncertain tax positions.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation —Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At December 31, 2021 and June 30, 2021 cash and cash equivalents consisted of bank deposits in Malaysia bank and petty cash on hands.

NOTE 4 –OTHER RECEIVABLE, AND ADVANCED TO RELATED PARTIES –

Other receivables

Other receivables at December 31, 2021 and June 30, 2021 consist of the following items:

	December 31	June 30
	2021	2021

Other receivable (#1)	$-	$26,338
Less: allowance for doubtful debts	-	-
	$-	$26,338

(#1) Other receivables were amounts due from Jusra Mining Merapoh Sdn Bhd, whose major shareholder Lamax Gold Limited holds 15% of Champmark Sdn Bhd, for the sale of wash sand recognized as other income by the Company.

Advanced to related party

Advanced from related party at December 31, 2021 and June 30, 2021 consist of the following items:

	December 31, 2021	June 30, 2021
Advanced to Global Renewable Sdn Bhd (#1) (note 1)	$125,408	$6,691
	$125,408	$6,691

______________

(#1) Balakrishnan B.S. Muthu is the common director of Global Renewable Sdn Bhd and the Company. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 5 - OPERATING LEASE

As of December 31, 2021, the Company leases minings space under a non-cancelable operating lease, with terms of two years. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

On June 14 2021, a lump sum payment of RM260,500 ($62,260) was made upfront to rent the mining space with lease period for 2 years up to June 13, 2023, and no ongoing payments will be made under the terms of these mining leases.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

Ended December 31, 2021
Balance as at the beginning of period	$60,131
Addition	-
Amortization charge for the year	(15,585)
Foreign exchange adjustment	(254)
Balance as of December 31, 2021	$44,292

Amortization charge of rights of use lease assets was $15,585 and $nil for the six ended December 31, 2021 and 2020, respectively. Amortization charge of rights of use lease assets was $7,809 and $nil for the three month ended December 31, 2021 and 2020, respectively.

Lease term and discount rate

December 31, 2021
Weighted-average remaining lease term - years	1.46

NOTE 6 – OTHER DEPOSIT & PREPAYMENT

Other deposit & prepayment as of December 31, 2021 and June 30, 2021 consisted of the following:

	December 31,	June 30,
	2021	2021

Prepayments to suppliers	$117,200	$-
Prepaid operating expenses	-	6,137
	$117,200	$6,137

NOTE 7 – DEPOSIT PAID FOR ACQUISITION OF SUBSIDIARIES AND PROPERTY, PLANT AND EQUIPMENT

At December 31, 2021 and June 30, 2021 deposit and prepayment consists of the following:

	December 31,	June 30,
	2021	2021

Deposits paid for acquisition of subsidiaries
- Bio Resources Limited (#1)	$25,935,550	$25,935,550
- Champmark Sdn Bhd (#2)	36,005	$36,130
	$25,971,555	$25,971,680

Deposits paid for acquisition of property, plant and equipment
- Intellectual property license (#3)	5,000,000	4,070,000
- Factory site (#4)	800,000	800,000
- Security deposit of property (#5)	240,000	-
	$6,040,000	$4,870,000

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

(#5) On February 10, 2022, the Company, through VEL, a limited liability company incorporated in the State of Missouri, which is a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Verde Renewables, Inc., entered into a Commercial Lease Agreement and Option to Purchase (the “Lease Agreement”) to rent a 24-acre property in La Belle from Jon Neal Simmons and Betty Jo Simmon (the “Landlord”) in order to kickstart carbon farming with biochar in Missouri.

Under the Lease Agreement, the term of the lease will be for a period of two (2) years and the Company will have the right to renew the lease with a total of three renewal periods with each term being two years. The base rent is ten thousand dollars ($10,000) for the term, payable on the commencement of the Lease Agreement. The Lease Agreement also grants the Company the exclusive right and option to purchase the premises together with all the right title and interest from the Landlord for a consideration of four hundred ninety thousand dollar ($490,000) at any time during the two years period of the lease term. The Company has paid to the Landlord a security deposit of the sum of two hundred forty thousand dollars ($240,000) prior to the execution of the Lease Agreement. If the Company does not exercise the option to renew the lease or the option to purchase the premises from the Landlord, the security deposit shall be returned to the Company. In November 1, 2021, the Company paid $240,000 to Landlord for the security deposit.

NOTE 8 – ACCOUNTS PAYABLE AND ADVANCED FROM RELATED PARITES

Accounts Payable

Accounts payable at December 31, 2021 and June 30, 2021 consist of the following items:

	December 31, 2021	June 30, 2021

Other accounts payable	$1,921	$2,655

Advanced from related parties

Advanced from related parties at December 31, 2021 and June 30, 2021, consist of the following items:

	December 31, 2021	June 30, 2021

Advanced from BOG (#1)	$584,253	$579,783
Advanced from Federal Capital Investment Limited (#2)	$6,000	$6,000
Amounts due from directors (#3)	$100	$-
	$590,353	$585,783

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

(#3) Carl Craven, a director of the Company, advanced $100 to the Company. The advance is related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2021 and June 30, 2021 are summarized as follows:

	December 31, 2021	June 30, 2021
	(Unaudited)
Land and Building	$944,027	$947,292
Plant and Machinery	16,343	16,399
Office equipment	21,403	18,968
Project equipment	651,123	653,374
Computer	12,622	11,170
Motor Vehicle	126,230	35,710
Accumulated depreciation	(1,681,781)	(1,682,358)
	$89,967	$555

The depreciation expenses charged for the six months ended December 31, 2021 and 2020 was $5,220 and $86. The depreciation expenses charged for the three months ended December 31, 2021 and 2020 was $4,134 and $44.

Included in property, plant and equipment, a motor vehicle was under finance leases with a carrying amount of $58,467 and nil as of December 31, 2021 and June 30, 2021, respectively. The amount of related depreciation expenses related to assets under finance lease were $4,176 and nil for the six months ended of December 31, 2021 and 2020, respectively. The amount of related depreciation expenses related to assets under finance leases were $3,132 and nil for the three months ended of December 31, 2021 and 2020, respectively.

NOTE 10 – FINANCE LEASE LIABILITIES

The loans from a hire purchase creditor include long term and short term and are summarized as follow:

	December 31, 2021	June 30, 2021
Current finance lease liabilities	$10,440	$-
Non-current finance lease liabilities	49,593	-
Total	$60,033	$-

A hire purchase installment loan with total amount $60,033 and nil as at December 31, 2021 and June 30, 2021 are $60,033 and nil net of interest charges equivalent to interest nil and nil are summarized as follows:

	Interest Rate	Monthly Due	December 31, 2021	June 30, 2021
Finance lease liabilities in the hire purchase loan	0%	870	60,033	-
Finance lease liabilities to a hire purchase creditor			$60,033	$-

The scheduled maturities of the finance lease liabilities installment loans are as follows:

December 31,
2022	10,440
2023	10,441
2024	10,440
2025	10,441
Thereafter	18,271
Total minimum finance lease liabilities installment payment	$60,033
Less: Imputed interest	-
Present value of net minimum lease payments (#)	$60,033

(#) Minimum payment reflected in the balance sheet as current and noncurrent obligations under finance lease liabilities as at December 31, 2021.

NOTE 11 - PROMISSORY NOTES

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

The fair value of the outstanding promissory notes was calculated with the following assumptions:

Risk free rate	0.268%
Credit spread	6.513%
Liquidity risk premium	5.000%

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	December 31	June 30
	2021	2021
Balance at the beginning of period	$16,535,942	$-
Promissory notes issued to unrelated third parties at fair value	-	16,290,550
Interest expense	954,934	245,392
Balance at the end of period	$17,490,876	$16,535,942

The Company recorded $954,934 and $nil interest expense for the six months ended December 31, 2021 and 2020, respectively. The Company recorded $484,168 and $nil interest expenses for the three months ended December 31, 2021 and 2020, respectively.

NOTE 12 – INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the periods ended December 31, 2021 and 2020. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 25% of taxable income. VRI and VEL are a the State of Missouri, U.S.A incorporated company and required to pay United State Federal Income Tax at 21% of taxable income. VLI is a the State of Oregon, U.S.A incorporated company and required to pay United State Federal Income Tax at 21% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	Three months period ended
	December 31, 2021	December 31, 2020

Loss before income taxes	21	21
Non-deductible items/non-taxable income	(14)	6
Tax effect of tax exempt entity	1	(12)
Share based payments	(2)	-
Changes in valuation allowances	(5)	(17)
Effect of different tax rate of subsidiaries operating in other jurisdictions	(1)	2
Effective tax rate	-	-

	Six months period ended
	December 31, 2021	December 31, 2020

Loss before income taxes	21	21
Non-deductible items/non-taxable income	(14)	(5)
Tax effect of tax exempt entity	(2)	(6)
Share based payments	(2)	-
Changes in valuation allowances	(3)	(11)
Effect of different tax rate of subsidiaries operating in other jurisdictions	(-)	1
Effective tax rate	-	-

Summary of the Company’s net deferred tax liabilities and assets are as follows:

	December 31, 2021	June 30, 2021
Deferred tax assets:
Tax attribute carryforwards	$1,247,591	$1,198,944
Valuation allowances	(1,247,591)	(1,198,944)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for period December 31, 2021 and June 30, 2021 or balance sheet as of December 31, 2021 and June 30, 2021. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Group had the following contracted capital commitments:

	December 31, 2021	June 30, 2021

For purchase of property, plant and equipment	$800,000	$1,730,000
For acquisition of subsidiary	6,001	6,023
Total	$806,001	$1,736,023

NOTE 14 – LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2021		2020
	(Unaudited)		(Unaudited)
Net income(loss) applicable to common shares	$(843,248)		$(34,512)

Weighted average common shares outstanding (Basic)	810,742,109		116,038,909
Options	-		-
Warrants	-		-
Weighted average common shares outstanding (Diluted)	810,742,109		116,038,909

Net income(loss) per share (Basic and Diluted)	$(0.00	)*	$(0.00	)*

	Six Months Ended December 31,
	2021		2020
	(Unaudited)		(Unaudited)
Net income(loss) applicable to common shares	$(1,665,920)		$(98,792)

Weighted average common shares outstanding (Basic)	810,742,109		116,038,909
Options	-		-
Warrants	-		-
Weighted average common shares outstanding (Diluted)	810,742,109		116,038,909

Net income(loss) per share (Basic and Diluted)	$(0.00	)*	$(0.00	)*

*Less than $0.01 per share

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 15 - CAPITAL STOCK

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

On June 10, 2021, the Company issued a total of 13,009,500 restricted common shares at US$0.03 per share to five consultants under the Consultant Agreements, of which 3,695,233 restricted common shares to Vincent Yong Tuck Seng, 3,695,233 restricted common shares to Lai Kui Shing Andy, 2,095,233 restricted common shares to Chan Hoi Kwong Paul, 2,095,233 restricted common shares to Sylvia Chan and 1,428,568 restricted common shares to Ng Tung to serve as a consultant of the Company for a one-year term (from June 10, 2021 to June 9, 2022). An aggregate of $390,285 for this transaction, $34,716 was recognized as stock-based compensation according the service period under selling, general and administrative expenses for the year ended June 30, 2021. Of the aggregate $390,285 for this transaction, $191,222 and nil were recognized for the six months ended December 31, 2021 and 2020, respectively. Also, $95,094 and nil were recognized for the three months ended December 31, 2021 and 2020, respectively.

On June 18, 2021, the Company issued a total of 58,100,000 restricted common shares for US$1,452,500 at US$0.025 per share to twenty-four non-US shareholders.

There were 810,742,109 and 779,742,109 common shares issued and outstanding at December 31, 2021 and June 30, 2021 respectively.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares. The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 16 - RELATED PARTY TRANSACTIONS

Related party transaction	Six months ended
	December 31,
	2021	2020

Other income - Sales of wash sand to:
Jusra Mining Merapoh Sdn Bhd (#1)	$12,115	$-
Professional services provided by:
Federal Capital Investment Limited (#2)	12,000	-

Related party transaction	Three months ended
	December 31,
	2021	2020

Other income - Sales of wash sand to:
Jusra Mining Merapoh Sdn Bhd (#1)	$25	$-
Professional services provided by:
Federal Capital Investment Limited (#2)	6,000	-

Related party balances
	December 31,
	2021	2020

Deposits paid for acquisition of property, plant and equipment
- Intellectual property license of Borneo Energy Sdn Bhd (#3) (note 7)	$5,000,000	$-

(#1) Lamax Gold Limited (“LGL”) holding 15% equity interests of GBL was the major shareholder of Jusra Minging Merapoh Sdn Bhd , .

(#2) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective February 20, 2021.

(#3) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Energy Sdn Bhd and holding 23.0% and 23.0% of the Company’s issued and outstanding common stock as of December 31, 2021 and February 14, 2022, respectively.

NOTE 17 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condescend consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2021, the Company had suffered recurring net losses and records an accumulated deficit of $7,562,240. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements.

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

NOTE 18 – SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s Chief Executive Officer.

For the three months ended December 31, 2021:

	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-
Selling, general & administrative expenses	(66,093)	(1,755)	(17,640)	(92,254)	(181,363)	(359,105)
Loss from operations	(66,093)	(1,755)	(17,640)	(92,254)	(181,363)	(359,105)
Interest expenses	-	-	-	-	(484,168)	(484,168)
Other income	25	-	-	-	-	25
Loss before income tax	(66,068)	(1,755)	(17,640)	(92,254)	(665,531)	(843,248)
Income tax	-	-	-	-	-	-
Net loss	$(66,068)	$(1,755)	$(17,640)	$(92,254)	$(665,531)	$(843,248)

For the six months ended December 31, 2021:

	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-
Selling, general & administrative expenses	(107,376)	(1,755)	(17,640)	(102,742)	(493,588)	(723,101)
Loss from operations	(107,376)	(1,755)	(17,640)	(102,742)	(493,588)	(723,101)
Interest expenses	-	-	-	-	(954,934)	(954,934)
Other income	12,115	-	-	-	-	12,115
Loss before income tax	(95,261)	(1,755)	(17,640)	(102,742)	(1,448,522)	(1,665,920)
Income tax	-	-	-	-	-
Net loss	$(95,261)	$(1,755)	$(17,640)	$(102,742)	$(1,448,522)	$(1,665,920)

Total assets:
As of December 31, 2021	66,732	150,975	-	465,267	32,882,177	33,565,151
As of June 30, 2021	$97,952	-	$-	$-	32,961,202	33,059,154

The Company conducts its Gold Mineral Mining operation through CSB. The expenses incurred were consisting principally of management services and its major operation is located in Malaysia.

The Company conducts business in the distribution of THC-free cannabinoid (CBD) products through Verde Life Inc. which incorporated on the State of Oregon, U.S.A. Its major operation is located in U.S.A.

The Company conducts business in production and distribution of renewable commodities through Global Renewables Sdn. Bhd. which incorporated on Malaysia. Its major operation is located in Malaysia.

The Company formed VEL on August 10, 2021, for the purpose of holding property in Missouri. Its major operation is located in U.S.A.

NOTE 19 - SUBSEQUENT EVENTS

On January 17, 2022, the Company formed a wholly owned subsidiary, Verde Resources (Malaysia) Sdn Bhd, a company incorporated under the laws of the Malaysia, for the purpose of conducting consultation services and distribution of renewable agricultural commodities.

Under the terms of the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited (“BRL”), the acquisition shall be satisfied by the issuance of 321,500,000 shares of the Company’s restricted Common Stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.03, and the issuance of promissory notes to 17 lenders (the “Lenders”) each with a two-year term period for the agreed principal amount of $20,355,000 (collectively the “Notes”).

On January 20, 2022, the Company has reached a mutual agreement with the Lenders of the Notes to enter into a Supplement to Promissory Note, with each Lender, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted Common Stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the Lenders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted Common Stock shall be confirmed in a subsequent written agreement.

On February 10, 2022, the Company, through Verde Estates LLC, a limited liability company incorporated in the State of Missouri, which is a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Verde Renewables, Inc., entered into a Commercial Lease Agreement and Option to Purchase (the “Lease Agreement”) to rent a 24-acre property in La Belle from Jon Neal Simmons and Betty Jo Simmon (the “Landlord”) in order to kickstart carbon farming with biochar in Missouri. Under the Lease Agreement, the term of the lease will be for a period of two (2) years and the Company will have the right to renew the lease with a total of three renewal periods with each term being two years. The base rent is ten thousand dollars ($10,000) for the term, payable on the commencement of the Lease Agreement. The Lease Agreement also grants the Company the exclusive right and option to purchase the premises together with all the right title and interest from the Landlord for a consideration of four hundred ninety thousand dollar ($490,000) at any time during the two years period of the lease term. The Company has paid to the Landlord a security deposit of the sum of two hundred forty thousand dollars ($240,000) prior to the execution of the Lease Agreement. If the Company does not exercise the option to renew the lease or the option to purchase the premises from the Landlord, the security deposit shall be returned to the Company.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no significant material subsequent items which are required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K, as filed on November 12, 2021. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Verde Renewables, Inc. (“VRI”) was incorporated on August 10, 2021, in the State of Missouri, U.S.A. The major operation of VRI will include management of a processing and packaging facility to process organic bio-waste into sources of renewable commodities using its biofraction technology, and distribution of biochar, wood vinegar and bio-gas. VRI is wholly owned by the Company.

Verde Estates LLC (“VEL”) was incorporated on August 10, 2021, in the State of Missouri, U.S.A. VEL is formed for the purpose of holding property in Missouri. VEL is wholly owned by VRI.

Verde Life Inc. (“VLI”) was incorporated on November 15, 2021, in the State of Oregon, U.S.A. The major operation of VLI will include conducting business in the distribution of THC-free cannabinoid (CBD) products. VLI is wholly owned by the Company.

On January 17, 2022, the Company formed a wholly owned subsidiary, Verde Resources (Malaysia) Sdn Bhd, a company incorporated under the laws of the Malaysia, for the purpose of conducting consultation services and distribution of renewable agricultural commodities.

On January 20, 2022, the Company has reached a mutual agreement to enter into a Supplement to Promissory Note with each of the 17 lenders (“Lenders”) of the promissory notes that were issued on May 12, 2021, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted common stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the Lenders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted common stock shall be confirmed in a subsequent written agreement.

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

On January 17, 2022, the Company formed a wholly owned subsidiary, Verde Resources (Malaysia) Sdn Bhd, a company incorporated under the laws of the Malaysia, for the purpose of conducting consultation services and distribution of renewable agricultural commodities.

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

The Company has negotiated with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site and is currently awaiting clearance approval from Malaysia Forest Department. For the period between January 2021 to December 2021, there was no production at the Merapoh Gold Mine. The objective of the Company is to improve the productivity at the new mine to ensure that the operation will be carried out effectively and efficiently at minimum cost.

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

There was no gold ore extraction of the Merapoh Gold Mine and no gold concentrate sold for the period between January 1, 2021 and December 31, 2021.

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

Results of Operations

For the three months ended December 31, 2021 and 2020:

We have generated $0 and $0 revenues for the three months ended December 31, 2021 and 2020, and have recorded a gross profit of $0 and $0 for the three months ended December 31, 2021 and 2020. We have incurred $359,105 and $34,512 in operating expenses through December 31, 2021 and 2020. We have interest expense of $484,168 and $0 for the three months ended December 31, 2021 and 2020. We have other income $25 and $0 for the three months ended December 31, 2021 and 2020.

The following table provides selected financial data about our company for the three months ended December 31, 2021 and December 31, 2020.

	12/31/2021	12/31/2020	Change
Statement of Operation	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$-	$-	-%
Cost of revenue	$-	$-	-%
Gross profit	$-	$-	-%
Operating Expenses	$359,105	$34,512	941%
Interest expense	$484,168	$-	N/A %
Other Income, net	$25	$-	N/A %

The revenue is normally derived from the sales of gold mineral to customers in Malaysia. There was no revenue for the three months ended December 31, 2021 and 2020 because of the depletion of mineral reserves in the mine. Operating expenses comprised mainly of salaries, office costs, legal and professional fees. The increase in operating expenses for the period was mainly due to the increase of consultancy, salary, legal and professional fees during the period. The increase in salary expenses for the period was mainly due to the increase number of staff for new segment development during the period.

For the six months ended December 31, 2021 and 2020:

We have generated $0 and $0 revenues for the six months ended December 31, 2021 and 2020, and have recorded a gross profit of $0 and $0 for the six months ended December 31, 2021 and 2020. We have incurred $723,101 and $98,792 in operating expenses through December 31, 2021 and 2020. We have interest expense of $954,934 and $0 for the six months ended December 31, 2021 and 2020. We have other income $12,115 and $0 for the six months ended December 31, 2021 and 2020.

The following table provides selected financial data about our company for the six months ended December 31, 2021 and December 31, 2020.

	12/31/2021	12/31/2020	Change
Statement of Operation	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$-	$-	-%
Cost of revenue	$-	$-	-%
Gross profit	$-	$-	-%
Operating Expenses	$723,101	$98,792	632%
Interest expense	$954,934	$-	N/A %
Other Income, net	$12,115	$-	N/A %

The revenue is normally derived from the sales of gold mineral to customers in Malaysia. There was no revenue for the six months ended December 31, 2021 and 2020 because of the depletion of mineral reserves in the mine. Operating expenses comprised mainly of salaries, office costs, legal and professional fees. The increase in operating expenses for the period was mainly due to the increase of consultancy, salary, legal and professional fees during the period. The increase in salary expenses for the period was mainly due to the increase number of staff for new segment development during the period.

The average rate of MYR : USD for six months ended December 31, 2021 and December 31, 2020 was 1 to 0.2393 and 1 to 0.2419 respectively.

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

Expansion Plans

The Company has negotiated with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site. The leasing premium has been paid but the mining lease certificate will only be issued upon clearance from the Malaysia Forest Department, which is expected in mid 2022 subject to review on COVID-19 “Movement Control Order” by the Malaysian government.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the six months ended December 31, 2021 and December 31, 2020.

Cash Flow Date	12/31/2021	12/31/2020
Net Loss from operation	$(1,665,920)	$(98,792)
Net Cash Generated/(Used) from operating activities	$(543,559)	$(54,029)
Net Cash Generated/(Used) from investing activities	$(390,836)	$-
Net Cash Generated/(Used) from financing activities	$(2,610)	$-
Effect of exchange rate changes on cash and cash equivalents	$(3,888)	$63,244
Net increase (decrease) in cash and cash equivalents	$(940,893)	$9,215
Cash and cash equivalents at beginning of year	$2,117,622	$24,027
Cash and cash equivalents at end of year	$1,176,729	$33,242

For the six months ended December 31, 2021, the Company had incurred net loss from operation of $1,665,920 which posted a negative impact to the company’s cash flow. The reconciliation on non-cash items such as interest expenses, depreciation and amortization provides positive impact on cash.

In the operation analysis, the net cash used in operating activities increased from $54,029 to $543,559. The operation loss of $1,665,920 was partially offset by the noncash expenses such as $5,220 in depreciation, $15,585 in amortization, 191,222 in share based compensation and $954,934 in interest expenses on promissory notes. In the operating assets and liabilities, the net decrease in current assets resulted from a decrease of other receivables at $26,169 and an increase of other deposits and prepayments of $111,102 whereas the net increase in current liabilities resulted from increase of accrued liabilities and other payables at 28,433, advance from sub-contractor & related parties at $12,623 and $723 decrease of accounts payable. The final result of the cash flow used in operating activities was $543,559 negative cash flow effect.

The net cash used by investing activities of $390,836 resulted from advances to related party at $118,848, security deposit paid at $240,000 and acquisition of plant and equipment at $31,988 for the six months ended December 31, 2021.

The net cash used by financing activities of $2,610 resulted from repayment of hire purchase creditor for the six months ended December 31, 2021.

The net increase in exchange rate effect of $3,888 provided a negative cash flow effect and the overall cash and cash equivalents at the end of December 31, 2021, was decreased by $940,893 with $1,176,729 as the closing balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). During the 2021, the Company has been undertaking tremendous changes and expansion which rendered the management to re-consider the availability of more management talents and professional staff to meet the enlargement in operation under the coming acquisition and expansion move. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2021 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During the 2021, the Company has been undertaking tremendous enlargement and expansion which rendered the management to re-consider the availability of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2021.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended December 31, 2021.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

______________

101*

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2021, and June 30, 2021, (ii) Condensed Statements of Operations for the three and six months ended December 31, 2021 and 2020, (iii) Condensed Statements of Cash Flows for the six months ended December 31, 2021 and 2020, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: February 22, 2022	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

