Form 10-Q
period 2022-03-31
VERDE RESOURCES, INC.
filed 2022-06-30
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55276

Verde Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	32-0457838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

(Address of principal executive offices)

 2 Cityplace Drive, Suite 200, St. Louis, MO 63141

(323) 538-5799

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

As of  June 10, 2022 there were 819,188,055 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended March 31, 2022 are not necessarily indicative of the results that can be expected for the year endingJune 30, 2022.

VERDE RESOURCES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED MARCH 31, 2022

3

Verde Resources, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In US$ except for number of shares)

	As at March 31,	As at June 30,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$1,722,583	$2,117,622
Other receivables	-	26,338
Advanced to related party	-	6,691
Other deposits & prepayments	117,200	6,137
Inventories	81,492	-
Trade receivables	14,818	-
Total Current Assets	$1,936,093	$2,156,788
Non-current Assets
Property, plant and equipment	$123,567	$555
Right of use assets	931,429	-
Mining rights	36,142	60,131
Security deposit	80,000	-
Deposit paid for acquisition of subsidiaries	25,935,550	25,971,680
Deposit paid for acquisition of property, plant and equipment	5,000,000	4,870,000
Total Non-current Assets	$32,106,688	$30,902,366

TOTAL ASSETS	$34,042,781	$33,059,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,903	$2,655
Advanced from related parties	582,605	585,783
Lease liabilities	10,440	-
Accrued liabilities and other payables	180,832	164,849
Total Current Liabilities	$775,780	$753,287
Long term Liabilities
Lease liabilities	$46,983	$-
Promissory notes	17,977,853	16,535,942
Total Long Term Liabilities	$18,024,836	$16,535,942

TOTAL LIABILITIES	$18,800,616	$17,289,229

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.001, 10,000,000,000 shares authorized, 810,742,109 and 779,742,109 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	$810,742	$779,742
Common stock, par value $0.001, 8,445,946 and 0 shares to be issued as of March 31, 2022 and June 30, 2021, respectively	8,446	-
Additional paid-in capital	22,873,870	20,699,067
Accumulated deficit	(9,327,647)	(5,913,255)
Accumulated other comprehensive income (loss)	876,754	646,205
Stockholders’ equity to Verde Resources, Inc shareholders	15,242,165	16,211,759
Non-controlling interest	-	(441,834)
Total Stockholders’ Equity	$15,242,165	$15,769,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,042,781	$33,059,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In US$ except for number of shares)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Revenues, net	$16,712	$14,326	$16,712	$14,326
Cost of revenue	(86,701)	-	(86,701)	-
Gross profit	(69,989)	14,326	(69,989)	14,326
OPERATING EXPENSES:
Selling, general & administrative expenses	(498,774)	(81,606)	(1,221,875)	(180,398)
LOSS FROM OPERATIONS	(568,763)	(67,280)	(1,291,864)	(166,072)

OTHER INCOME (EXPENSE)
Interest expenses	(486,977)	-	(1,441,911)	-
Other income	99	-	12,214	-
Total other income (expense), net	(486,878)	-	(1,429,697)	-

NET LOSS BEFORE INCOME TAX	(1,055,641)	$(67,280)	(2,721,561)	(166,072)

Provision of Income Tax	-	-	-	-
NET LOSS	$(1,055,641)	$(67,280)	$(2,721,561)	$(166,072)

Less: Net loss attributable to non-controlling interest	(23,914)	1,272	(6,979)	8,258
Net loss attributable to Verde Resources Inc., shareholders	(1,079,555)	(66,008)	(2,728,540)	(157,814)

Other comprehensive income (loss)
Foreign currency translation income (loss)	$24,935	$68,022	$27,971	$(73,724)
Less: Other comprehensive loss attributable to non-controlling interest	(13,285)	12,004	(12,750)	(13,010)
Other comprehensive income (loss) attributable to Verde Resources, Inc.	11,650	80,026	15,221	(86,734)

Comprehensive (loss) income	$(1,067,905)	$14,018	$(2,713,319)	$(244,548)

Net loss per share
- Basic	$(0.00)*	$0.00 )*	$(0.00)*	$(0.00)*
- Diluted	$(0.00))*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of shares outstanding
- Basic	810,742,109	116,038,909	810,742,109	116,038,909
- Diluted	819,188,055	116,038,909	819,188,055	116,038,909

*Less than $0.01 per share

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verde Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In US$ except for number of shares)

	Nine Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(2,721,561)	$(166,072)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	29,434	9,228
Depreciation	9,831	129
Stock-based compensation	284,249	-
Finance cost interest element of promissory notes	1,441,911	-
Changes in operating assets and liabilities:
Accounts receivables	(14,818)	(14,326)
Other deposits and prepayment	(85,132)	-
Right of use assets	16,142	-
Inventory	(81,492)	-
Accounts payable	(719)	(960)
Accrued liabilities and other payables	24,774	(17,376)
Net cash used in operating activities	(1,097,381)	(189,317)

Cash flows from investing activities:
Deposit paid for property, plant and equipment	(240,000)	-
Purchase of property, plant and equipment	(70,332)	-
Net cash used in investing activities	(310,332)	-

Cash flows from financing activities:
Repayments to lease liabilities	(5,220)	-
Advanced from related parties	9,417	72,389
Advanced to related party	690	-
Proceeds from common shares and additional paid in capital	1,000,000	-
Net cash provided by financing activities	1,004,887	72,389

Net decrease in cash and cash equivalent	(402,826)	(116,928)

Effect of exchange rate changes on cash	7,787	120,530

Net (decrease) increase in cash and cash equivalents	(395,039)	3,602
Cash and cash equivalents at beginning of year/ period	2,117,622	24,027
Cash and cash equivalents at end of year/ period	$1,722,583	$27,629

Supplementary cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Verde Resources, Inc.

 Statement of Changes in Stockholders’ Equity (Deficit)

Nine months ended March 31, 2022 and 2021 (Unaudited)

(In US$ except for number of shares)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income	Non-Controlling
	Shares	Amount	Capital	Deficit	(Loss)	Interest	Total

Balance - June 30, 2020	116,038,909	$116,039	$2,427,243	$(5,138,406)	$839,818	$(537,712)	$(2,293,018)

Net loss for the period	-	-	-	(157,814)	-	(8,258)	(166,072)

Foreign currency translation gain	-	-	-	-	(86,734)	-	(86,734)

Balance – March 31, 2021	116,038,909	$116,039	$2,427,243	$(5,296,220)	$753,084	$(545,970)	$(2,545,824)

Balance - June 30, 2021	779,742,109	$779,742	$20,699,067	$(5,913,255)	$646,205	$(441,834)	$15,769,925

Shares issued for acquisition	31,000,000	31,000	899,000	-	-	-	930,000

Stock-based compensation	-	-	284,249	-	-	-	284,249

Shares to be issued	8,445,946	8,446	991,554	-	-	-	1,000,000

Net loss for the period	-	-	-	(2,728,540)		6,979	(2,721,561)

Foreign currency translation loss	-	-	-	-	27,921	(12,750)	15,221

Accretion of interest				(685,852)	202,578	447,605	(35,669)

Balance – March 31, 2022	819,188,055	$819,188	$22,873,870	$(9,327,647)	$876,754	$-	$15,242,165

Verde Resources, Inc.

 Statement of Changes in Stockholders’ Equity (Deficit)

Three months ended March 31, 2022 and 2021

(Unaudited)

(In US$ except for number of shares)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total

Balance - December 31, 2020	116,038,909	$116,039	$2,427,243	$(5,230,212)	$673,058	$(544,698)	$(2,558,570)

Net loss for the period	-	-	-	(66,008)	-	(1,272)	(67,280)

Foreign currency translation loss	-	-	-	-	80,026	-	80,026

Balance – March 31, 2021	116,038,909	$116,039	$2,427,243	$(5,296,220)	$753,084	$(545,970)	$(2,545,824)

Balance – December 31, 2021	810,742,109	$810,742	$21,789,289	$(7,562,240)	$649,241	$(458,234)	$15,228,798

Shares issued for share-based compensation	-	-	93,027	-	-	-	93,027

Shares to be issued	8,445,946	8,446	991,554	-	-	-	1,000,000

Net loss for the period	-	-	-	(1,079,555)		923,914	(1,055,641)

Foreign currency translation loss	-	-	-	-	24,935	(13,285)	11,650

Accretion of interest				(685,852)	202,578	447,605	(35,699)

Balance – March 31, 2022	819,188,055	$819,188	$22,873,870	$(9,327,647)	$876,754	$-	$15,242,165

Verde Resources, Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended March 31, 2021 and 2022

(Unaudited)

(In US$ except for number of shares)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Verde Resources, Inc. (the “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A..

Pursuant to an Assignment Agreement For The Assignment of Management Right in Merapoh Gold Mines in Malaysia (“Assignment Agreement”) dated October 25, 2013, and a Supplementary Agreement dated February 17, 2014 on further clarifications to the Assignment Agreement signed by Verde Resources, Inc. (“VRDR”) with Federal Mining Resources Limited (“FMR”), a company incorporated under the laws of the British Virgin Islands, the 100% interest of FMR in Gold Billion Global Limited (“GBL”) was transferred to VRDR at a consideration of $1. This transaction was recorded as a reverse acquisition in accordance with ASC 805-40 “Reverse Acquisitions”. The legal parent was VRDR, which was the accounting acquiree, while GBL was the accounting acquirer. There was a 15% non-controlling interest of CSB after the acquisition. This transaction was accounted for as a recapitalization effected by a share exchange, wherein GBL with its 85% deemed subsidiary CSB was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Prior to the acquisition of GBL, on July 1, 2013, FMR had assigned its rights and obligations pursuant to its 85% interest in Champmark Sdn Bhd (“CSB”) to GBL. According to ASC 810-05-08 A, CSB is a deemed subsidiary of GBL because due to the assignment, GBL had gained control of the Board of Directors of CSB, GBL's rights to receive future benefits and residual value, and GBL's obligation to absorb losses and provide financing for CSB. GBL had the power to direct the activities of CSB that most significantly impact CSB’s economic performance, and the obligation to absorb losses or receive benefits of CSB that could potentially be significant to CSB. Accordingly, GBL was the primary beneficiary of CSB. Under 810-23-42, 43, it was determined that CSB was de-facto agent and GBL, the principal, and consequently, CSB was considered as a deemed subsidiary of GBL beginning July 1, 2013.

Furthermore, under the terms of the Assignment Agreement, FMR will assign its management rights of CSB’s mining operation in the Mining Lease to GBL in exchange for 80,000,000 shares of the Company’s common stock. CSB is the Mining Contractor of the Mining Lease for Site IV-1 at the Merapoh Gold Mine under the Contract for Work with MMC Corporation Berhad, the Permit Holder of the Mining Lease.

With the above transactions, GBL became a wholly-owned subsidiary of the Company and CSB, its 85% deemed indirect subsidiary.

On March 17, 2014, the Company through GBL and its subsidiary CSB entered into a Sub-Contract Agreement with Borneo Oil & Gas Corporation Sdn Bhd (“BOG”) for the engagement of its sub-contractor services to carry out exploration and exploitation works on alluvial and lode gold resources at Site IV-1 of the Merapoh Mine. The Sub-Contract Agreement is for a period of 5 years with a renewal for another 5 years subject to review by both parties. BOG is a wholly-owned subsidiary of Borneo Oil Berhad (BOB) which is listed on the main market of Kuala Lumpur Stock Exchange. BOG being a local company in Malaysia provides the Company with the advantage of local knowledge and well-established connection in dealing with the relevant local authorities in our mining operations.

On April 1, 2014, the Board of Directors of GBL notified FMR of GBL's decision to exercise its option to purchase an 85% equity interest of CSB under Section 3.2.4 of the Management Agreement dated July 1, 2013 between GBL and FMR. This acquisition was completed on April 1, 2014 with consideration of $1. GBL then became 85% shareholder of CSB.

Effective February 20, 2016 Mr. Chen Ching was appointed Director of the Company and the entire Board of Directors consisted of Mr. Balakrishnan B S Muthu and Mr. Chen Ching. The SC 14F1 and Form 8-K announcing the change in officers and directors were filed with SEC on February 10, 2016 and February 22, 2016 respectively.

Effective February 2, 2018, the Company’s Articles of Incorporation were amended to increase the authorized shares of the Company from 250,000,000 shares of common stock to 10,000,000,000 shares of common stock. A copy of the Certificate of Amendment was filed with the Nevada Secretary of State.

Effective March 31, 2021, Mr. Carl M. Craven was appointed as a Director of the Company and the entire Board of Directors consisted of Mr. Balakrishnan B S Muthu, Mr. Chen Ching and Mr. Carl M. Craven. The Form 8-K announcing the change in officers and directors were filed with SEC on April 1, 2021.

On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 shares of the Company’s common stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. The completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. The consideration shall be refundable if the transaction fails to complete. The Company also announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party, and other unrelated third party individuals, in consideration of an issuance 321,500,000 shares of the Company’s restricted common stock at $0.03per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000.

321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of the promissory notes of $20,355,000 was repayable by May 12, 2023, and bearing zero coupon interest in accordance with the Share Sale Agreement. The promissory note is priced at $16,290,550 considering the current market interest rate. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of Bio Resources Limited. However, on January 20, 2022, the Company reached a mutual agreement to enter into a Supplement to Promissory Note with each of the 17 lenders (“Lenders”) of the promissory notes that were issued on May 12, 2021, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted common stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the Lenders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted common stock shall be confirmed in a subsequent written agreement. The consideration, nevertheless, shall be refundable if the acquisition of Bio Resourced Limited fails to complete.

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with the Company’s creditors Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd, Federal Capital Investment Limited and Yorkshire Capital Limited (collectively the “Creditors”) to convert a total of $1,945,096 of the Company’s accounts payable to the Creditors into equity by increasing the share capital by means of a subscription for 64,836,533 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share. As set out in the Debt Settlement Agreements, the new restricted shares for settlement of the account payable to Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd and Federal Capital Investment Limited were issued to their nominee Internet.com Ltd on June 9, 2021.

On June 11, 2021, GBL entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory site from a Malaysia company Segama Ventures Sdn Bhd (“Segama Ventures”), an unrelated third party, in order to expand the Company’s biofraction plant in Malaysia. Under the terms of the SPA Agreement, the acquisition is satisfied by cash payment of $1,600,000 in two installments of $800,000 each , one payment upon signing of the SPA Agreement, and the second payment within three (3) months from the date of the SPA Agreement. A deposit of $800,000 was paid to Segama Ventures on June 10, 2021. On March 2, 2022, however, GBL entered into a Cancellation of Sale and Purchase of Assets Agreement (“Cancellation Agreement”) for the cancellation of the Sale and Purchase of Assets Agreement to purchase the factory site from Segama Ventures that was signed on June 11, 2021.

Simultaneously, on March 2, 2022, the Company, through GBL, entered into a Commercial Lease Agreement and Option to Purchase (“Lease Agreement”) for renting the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rental for the entire Lease Term amounts to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) which shall be paid in advance upon commencement of the Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”). The refundable advance of $800,000 from the Cancellation Agreement above was utilized against the security deposit and payment of the advance rental. The Lease Agreement also provides GBL with an exclusive right and option to purchase the factory site together with all its right title and interest for a consideration of MYR 8,000,000 ($1,904,762) (the “Purchase Price”) or subject to a valuation report on the factory site by a Malaysian registered property valuer at any time during the period of two years from the date of the Lease Agreement. The Lease Payment and Security Payment shall be applied toward the Purchase Price upon GBL exercising the option to purchase.

On June 17, 2021, the Company through its prospective indirect subsidiary Bio Resources Limited (“BRL”), a company incorporated under the laws of Labuan, entered into a Shares Sale Agreement with Hermalis Binti Mohmad Tahir (“Hermalis”), a company incorporated under the laws of Malaysia, to acquire the entire issued and paid-up share capital of Global Renewables Sdn Bhd. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of MYR 25,000 ($6,000) upon the execution of the Shares Sale Agreement. The acquisition of Global Renewables Sdn Bhd however, was cancelled on April 18, 2022.

On June 18, 2021, GBL entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB for a consideration of MYR 150,000 ($35,669) payable upon the execution of the Shares Sale Agreement. Prior to this acquisition, GBL owned 85% equity in CSB and with the completion of this transaction, CSB. became a wholly owned subsidiary of GBL and indirectly of the Company.

Verde Renewables, Inc. (“VRI”) was incorporated on August 10, 2021, in the State of Missouri, U.S.A. The major operation of VRI will include management of a processing and packaging facility to process organic bio-waste into sources of renewable commodities using its biofraction technology, and distribution of biochar, wood vinegar and bio-gas. VRI is wholly owned by the Company.

Verde Estates LLC (“VEL”) was incorporated on August 10, 2021, in the State of Missouri, U.S.A. VEL was formed for the purpose of holding real property in Missouri. VEL is wholly owned by VRI.

Verde Life Inc. (“VLI”) was incorporated on November 15, 2021, in the State of Oregon, U.S.A. The major operation of VLI will include conducting business in the distribution of THC-free cannabinoid (CBD) products. VLI is wholly owned by the Company.

On January 17, 2022, the Company formed a wholly owned subsidiary, Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”), a company incorporated under the laws of Malaysia, for the purpose of conducting consultation services and distribution of renewable agricultural commodities.

On February 10, 2022, the Company, through VEL, entered into a Commercial Lease Agreement and Option to Purchase (the “Lease Agreement”) to rent a 24-acre property in La Belle Missouri from Jon Neal Simmons and Betty Jo Simmon (the “Landlord”) to support carbon farming with biochar in Missouri. Under the Lease Agreement, the term of the lease will be for a period of two (2) years and the Company will have the right to renew the lease with a total of three renewal periods with each term being two years. The base rent is ten thousand dollars ($10,000) for the term, payable on the commencement of the Lease Agreement. The Lease Agreement also grants the Company the exclusive right and option to purchase the premises together with all the right title and interest from the Landlord for a consideration of $490,000 at any time during the two years period of the lease term.

On March 23, 2022, the Company, through Verde Malaysia, entered into a Sale of Shares Agreement (“SSA”) with The Wision Project Sdn Bhd (“Wision”), a company incorporated under the laws of Malaysia, and its sole shareholder Jack Wong, to acquire the one hundred percent (100%) of the issued and paid up ordinary shares in Wision from Mr. Wong. Under the terms of the SSA, the consideration for the acquisition shall be satisfied by the payment of MYR 1 ($0.23) upon the execution of the SSA. Wision is a digital development, marketing and consulting firm that provides public relations, branding, profile building, influencer marketing, event management and media relations services to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of June 30, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2022 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on November 12, 2021.

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of Verde Resources, Inc. and subsidiaries. All inter-company balances and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,722,583 and $2,117,622 in cash and cash equivalents at March 31, 2022 and June 30, 2021, respectively.

At March 31, 2022 and June 30, 2021 cash and cash equivalents consisted of bank deposits in a Malaysian bank and petty cash on hands.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. The straight-line depreciation method is used to compute depreciation over the estimated useful lives of the assets with a 5% estimated residual values, as follows:

Useful Lives
Land and buildings	3-6 years
Machinery	5 years
Furniture, fixture and electronic equipment	3 years

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

Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At March 31, 2022 and June 30, 2021, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of March 31, 2022 and June 30, 2021, the longest credit term for certain customers are 60 days.

Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material, labor and overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of March 31, 2022 and June 30, 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs

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

The Company recognized no impairment of ROU assets as of March 31, 2022 and June 30, 2021.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the consolidated balance sheets at March 31, 2022 and June 30, 2021.

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

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

For reporting purposes, in accordance with ASC Topic 830”Translation of Financial Statements”, capital accounts of the consolidated financial statements are translated into United States dollars from MYR at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year. The gains and losses resulting from translation of financial statements subsidiaries to the reporting currency are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

                 Translation of RM into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2021	RM 4.1511 to 1
March 31, 2022	RM 4.2045 to 1

Statement of operations and cash flow items
For the nine months ended March 31, 2021	RM 4.1152 to 1
For the nine months ended March 31, 2022	RM 4.1845 to 1

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

Related Party

The Company follows the ASC 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Mineral Acquisition and Exploration Costs

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

Commitments and contingencies

The Company follows the ASC 450-20, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Gold mining

Revenue from the sales of gold mineral or other minerals to registered gold trading companies or other customers in Malaysia is recognized as revenue in accordance with the following core principles: at the time of gold or minerals sales, the contract with customers and the performance obligations are identified. The transaction and selling price is determined by the prevailing market value of gold bullion quoted by the leading registered gold trading company in Malaysia or at an agreed price. Sales invoice will be prepared to reflect the proper transaction price based on the performance obligation allocation. After delivery is completed and the performance obligation is satisfied, sales invoice will be presented to the customers and so revenue is then recognized accordingly.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. As of March 31, 2022 and June 30, 2021, the Company did not have any significant unrecognized uncertain tax positions.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU became effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of ASU 2021-04 on July 1, 2022 is not expected to have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believes that the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying condescend consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2022, the Company had suffered from recurring operating losses and recorded an accumulated deficit of $9,327,647. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through debt and equity financing arrangements.

The ability of the Company to survive is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings, and related party loans.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

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

These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – MINING RIGHT

On June 14, 2021, a lump sum payment of RM260,500 ($62,260) was made upfront to rent under a non-cancellable operating lease, the mining space with lease period for 2 years up to June 13, 2023, and no ongoing payments will be made under the terms of these mining leases. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

Ended March 31, 2022
Balance as at the 1 July 2021	$60,131
Amortization charge for the period	(23,345)
Foreign exchange adjustment	(644)
Balance as of March 31, 2022	$36,142

Amortization charge of rights of use lease assets was $23,345 and $0 for the nine months ended March 31, 2022 and 2021, respectively.

Amortization charge of rights of use lease assets was $8,150 and $0 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 5 – RIGHT OF USE ASSET AND LEASE LIABILITIES

a) Lease liabilities

The lease liabilities for motor vehicle, include long term and short term liabilities and are summarized as follow:

	March 31, 2022	June 30, 2021
Current finance lease liabilities	$10,440	$-
Non-current finance lease liabilities	46,983	-
Total	$57,423	$-

The lease facilities do not impose any interest charge and the payables are summarized as follows:

	Interest Rate	Monthly Due	March 31, 2022	June 30, 2021
Finance lease liabilities in the hire purchase loan	0%	870	57,423	-
Finance lease liabilities to a hire purchase creditor	-	-	$57,423	$-

The imputed interest element within the contract has been assessed as not significant.

The scheduled maturities of the finance lease liabilities installment loans are as follows:

March 31,
2023	7,830
2024	10,441
2025	10,440
2026	10,441
Thereafter	18,271
Total minimum finance lease liabilities installment payment	$57,423
Less: Imputed interest	-
Present value of net minimum lease payments (#)	$57,423

(#) Minimum payment are reflected in the balance sheet as current and non-current obligations under finance lease liabilities as at March 31, 2022.

b) Right to use asset – Leasing of Segama Factory and La-Belle

Ended March 31, 2022
Balance as at the 1 July 2021	$-
Addition	960,000
Amortization charge for the period	(28,571)
Balance as of March 31, 2022	$931,429

This leasing arrangement for the lease of the Segama factory amounting to $720,000 is for a lease term of seven (7) years and includes an exclusive right and option to purchase the factory site, together with all its right title and interest, for a consideration to be mutually agreed between the parties at any time during the period of two years from the date of the Lease Agreement. The Lease Payment and Security Payment shall be applied toward the Purchase Price upon GBL exercising the option to purchase. The Company’s lease agreements do not contain any material restrictive covenants.

On February 10, 2022, the Company, through VEL, a limited liability company incorporated in the State of Missouri, which is an indirect wholly-owned subsidiary of the Company via Verde Renewables, Inc., entered into a Commercial Lease Agreement and Option to Purchase (the “Lease Agreement”) to rent a 24-acre property in La Belle from Jon Neal Simmons and Betty Jo Simmon (the “Landlord”) in order to kickstart carbon farming with biochar in Missouri.

Under the Lease Agreement, the term of the lease will be for a period of two (2) years and the Company will have the right to renew the lease with a total of three renewal periods with each term being two years. The monthly base rent is $10,000 for the term, was payable on the commencement of the Lease Agreement. The Lease Agreement also grants the Company the exclusive right and option to purchase the premises together with all the right title and interest from the Landlord for a consideration of $490,000 at any time during the two-year term of the lease. If the Company exercises the option to purchase the premises from the Landlord, the upfront lease payment may be utilized as part payment of the purchase consideration.

There are no corresponding lease liabilities recorded as the lease payments for the entire lease period has been paid upfront upon inception of the agreement.

NOTE 6 – OTHER DEPOSITS & PREPAYMENT

Other deposits & prepayment as of March 31, 2022 and June 30, 2021 consisted of the following:

	March 31,	June 30,
	2022	2021

Prepayment to suppliers	$117,200	$-
Prepaid operating expenses	-	6,137
	$117,200	$6,137

NOTE 7 – INVENTORIES

Inventories as of March 31, 2022 and June 30, 2021 consisted of the following:

	March 31,	June 30,
	2022	2021

Bio produce	81,492	-
	$81,492	$-

NOTE 8 – SECURITY DEPOSIT, AND DEPOSITS PAID FOR ACQUISITION OF SUBSIDIARIES AND PROPERTY, PLANT AND EQUIPMENT

At March 31, 2022 and June 30, 2021, the deposits consist of the following:

	March 31,	June 30,
	2022	2021

Deposits paid for acquisition of subsidiaries
- Bio Resources Limited (#1)	$25,935,550	$25,935,550
- Champmark Sdn Bhd (#2)	-	$36,130
	$25,935,550	$25,971,680

Deposits paid for acquisition of Intellectual Property
- Intellectual property license (#3)	$5,000,000	$4,070,000

Other deposits
- Factory site (#4)	$80,000	$800,000

(#1) The Company announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), a unrelated third party, and other unrelated third party individuals, in consideration of the issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of the promissory notes of $20,355,000 was convertible into shares by May 12, 2023 and bearing zero coupon interest in accordance with the Share Sale Agreement. The promissory note is priced at $16,290,550 considering the current market interest rate. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to auditing and due diligence exercise to ascertain the valuation of Bio Resources Limited.

On January 20, 2022, however, the Company reached a mutual agreement to enter into a Supplement to Promissory Note with each of the 17 lenders (“Lenders”) of the promissory notes that were issued on May 12, 2021, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted common stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the Lenders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted common stock shall be confirmed in a subsequent written agreement. The consideration, nevertheless, shall be refundable if the acquisition of Bio Resources Limited fails to complete.

(#2) On June 18, 2021, GBL entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB for a consideration of MYR150,000 ($35,669) upon the execution of the Shares Sale Agreement. Prior to this acquisition, GBL owned 85% equity in CSB and with the completion of this transaction, CSB became a wholly owned subsidiary of GBL and indirectly, of the Company.

(#3) On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire a biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, for a consideration of $5,000,000 to be satisfied by the issuance of 166,666,667 share of the Company’s common stock at $0.03 per share. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. The consideration shall be refundable if the transaction fails to complete.

(#4) On June 11, 2021, GBL entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory site from a Malaysian company Segama Ventures Sdn Bhd (“Segama Ventures”), an unrelated third party, in order to expand the Company’s biofraction plant in Malaysia. Under the terms of the SPA Agreement, the acquisition is satisfied by cash payment of $1,600,000 in two instalments of $800,000 each, with one payment upon signing the SPA Agreement, and the second payment due within three (3) months from the date of the SPA Agreement. A deposit of $800,000 was paid to Segama Ventures on June 10, 2021.On March 2, 2022, however, GBL entered into a Cancellation of Sale and Purchase of Assets Agreement (“Cancellation Agreement”) for the cancellation of the Sale and Purchase of Assets Agreement to purchase the factory site from Segama Ventures that was signed on June 11, 2021.

Simultaneously, on March 2, 2022, the Company, through GBL, entered into a Commercial Lease Agreement and Option to Purchase (“Lease Agreement”) for renting the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rental for the entire Lease Term amounts to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) which shall be paid in advance upon commencement of the Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”). The refundable advance of $800,000 from the Cancellation Agreement above was utilized against the security deposit and payment of the advance rental.

NOTE 9 –ADVANCED FROM RELATED PARITES

Advanced from related parties at March 31, 2022 and June 30, 2021, consist of the following items:

	March 31, 2022	June 30, 2021

Advanced from BOG (#1)	$582,605	$579,783
Advanced from Federal Capital Investment Limited (#2)	-	6,000
	$582,605	$585,783

______________

(#1) Borneo Oil and Gas Corporation SDN BHD (“BOG”) is a wholly owned subsidiary of Borneo Oil Berhad Group (“BOB”) (holding 19.23% and 19.96% of the Company’s issued and outstanding common stock as of March 31, 2022 and June 30, 2021, respectively). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#2) Pursuant to a Settlement of Debt Agreement (the “Debt Settlement Agreement”) entered into by the Company on June 9, 2021 with Federal Capital Investment Limited (“FCIL”), payables of $142,000 of the Company as of December 31, 2020 were converted into equity by means of a subscription for 4,733,333 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share. Consequently, FCIL became a shareholder of the Company.

NOTE 10 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2022 and June 30, 2021 are summarized as follows:

	March 31, 2022	June 30, 2021
	(Unaudited)
Land and building	$965,398	$947,292
Plant and machinery	16,669	16,399
Office equipment	27,675	18,968
Project equipment	645,172	653,374
Computer	13,942	11,170
Motor vehicle	125,905	35,710
Sub-total	1,794,761	1,682,913
Less: accumulated depreciation	(1,671,194)	(1,682,358)
	$123,567	$555

The depreciation expenses charged for the three months ended March 31, 2022 and 2021 was $4,611 and $129.

The depreciation expenses charged for the nine months ended March 31, 2022 and 2021 was $9,831 and $129.

Included in property, plant and equipment, is a motor vehicle purchased under finance lease arrangement with a carrying amount of $55,335 and $0 as of March 31, 2022 and June 30, 2021, respectively. The amount of depreciation expenses related to assets purchased under finance lease arrangements were $7,308 and $0 for the nine months ended of March 31, 2022 and 2021, respectively and $3,132 and $0 for the three months ended of March 31, 2022 and 2021, respectively.

NOTE 11 - PROMISSORY NOTES

On May 10, 2021, the Company announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”) and other unrelated third party individuals, for a consideration to be satisfied by way of the issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. The promissory note is priced at $16,290,550 considering the current market interest rate.

321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of the promissory notes of $20,355,000 which was repayable by May 12, 2023 and bearing zero coupon interest were subsequently, on January 20, 2022 agreed to be converted, pursuant to a mutual agreement to enter into a Supplement to Promissory Note with each of the 17 lenders (“Lenders”) of the promissory notes that were issued on May 12, 2021, into shares of the Company’s restricted common stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the Lenders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted common stock shall be confirmed in a subsequent written agreement. The consideration, nevertheless, shall be refundable if the acquisition of Bio Resources Limited fails to complete.

The fair value of the outstanding promissory notes was calculated with the following assumptions:

Risk free rate	0.268%
Credit spread	6.513%
Liquidity risk premium	5.000%

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	March 31	June 30
	2022	2021
Balance at the beginning of period	$16,535,942	$-
Promissory notes issued to unrelated third parties at fair value	-	16,290,550
Interest expense	1,441,911	245,392
Balance at the end of period	$17,977,853	$16,535,942

The Company recorded $486,978 and $0 interest expenses for the three months ended March 31, 2022 and 2021, respectively.

The Company recorded $1,441,911 and $0 interest expense for the nine months ended March 31, 2022 and 2021, respectively.

NOTE 12 – INCOME TAX

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate. The Company is a Nevada incorporated company and subject to United State Federal Income Tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the periods ended March 31, 2022 and 2021. GBL is a British Virgin Islands incorporated company and not required to pay income tax on corporate income. CSB is a Malaysia incorporated company and required to pay corporate income tax at 24% of taxable income. VRI and VEL are incorporated in the State of Missouri, U.S.A and required to pay United State Federal Income Tax at 21% of taxable income. VLI is a U.S.A incorporated company in the State of Oregon and required to pay United State Federal Income Tax at 21% of taxable income.

A reconciliation between the income tax computed at the relevant statutory rate and the Company’s provision for income tax is as follows:

	Nine months period ended
	March 31, 2022	March 31, 2021

Loss before income taxes	21	21
Non-deductible items/non-taxable income	(4)	(5)
Tax effect of tax exempt entity	(2)	(6)
Share based payments	(2)	-
Changes in valuation allowances	(13)	(11)
Effect of different tax rate of subsidiaries operating in other jurisdictions	-	1
Effective tax rate	-	-

Summary of the Company’s net deferred tax assets are as follows:

	March 31, 2022	June 30, 2021
Deferred tax assets:
Net operating loss	$1,318,653	$1,198,944
Less: Valuation allowances	(1,318,653)	(1,198,944)
Total	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for nine month periods ended March 31, 2022 and March 31, 2021, or balance sheet as of March 31, 2022 and June 30, 2021. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Group had the following contracted capital commitments:

	March 31, 2022	June 30, 2021

For purchase of property, plant and equipment	$-	$1,730,000
For acquisition of subsidiary	-	6,023
Total	$-	$1,736,023

The agreement for the purchase of property, plant and equipment for the purchase of factory site from Segama Ventures was cancelled on March 2, 2022 and is replaced with commercial lease agreement and option to purchase. The deposit paid was utilized as deposit and advance lease payment for the lease.

NOTE 14 – NET LOSS PER SHARE

The Company adopted ASC Topic No. 260, “Earnings Per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022		2021
	(Unaudited)		(Unaudited)
Net income applicable to common shares	$(1,067,905)		$14,018

Weighted average common shares outstanding (Basic)	810,742,109		116,038,909
Shares to be issued under promissory notes	8,445,946		-
Options	-		-
Warrants	-		-
Weighted average common shares outstanding (Diluted)	819,188,055		116,038,909

Net loss per share (Basic and Diluted)	$(0.00	)*	$(0.00	)*

	Nine Months Ended March 31,
	2022		2021
	(Unaudited)		(Unaudited)
Net income (loss) applicable to common shares	$(2,713,319)		$(244,548)

Weighted average common shares outstanding (Basic)	810,742,109		116,038,909
Shares to be issued under promissory notes	8,445,946		-
Options	-		-
Warrants	-		-
Weighted average common shares outstanding (Diluted)	819,188,055		116,038,909

Net loss per share (Basic and Diluted)	$(0.00	)*	$(0.00	)*

*Less than $0.01 per share

The Company has no other potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The promissory notes issued for the acquisition of BRL for $20,355,000 convertible by May 12, 2023 has not been included in the computation of the weighted average dilutive common shares as the transaction for which it was issued is pending completion.

For the nine months ended March 31, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence no common stocks equivalents were included in the computations of diluted net loss per share since such inclusion would have been antidilutive.

NOTE 15 - STOCKHOLDERS’ EQUITY

Authorized Stock

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

As of March 31, 2022 and June 30, 2021, the Company has authorized 10,000,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common stock

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

On May 12, 2021, the Company, through its wholly-owned subsidiary GBL, entered into a Share Sale Agreement in relation to acquisition of the entire issued and paid-up share capital of Bio Resources Limited with Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party and other unrelated third party individuals, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes two-year term period a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021.

On January 20, 2022, the Company reached a mutual agreement to enter into a Supplement to Promissory Note with each of the 17 lenders (“Lenders”) of the promissory notes that were issued on May 12, 2021, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted common stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the Lenders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted common stock shall be confirmed in a subsequent written agreement. The consideration, nevertheless, shall be refundable if the acquisition of Bio Resourced Limited fails to complete.

On June 4, 2021, the Company issued a total of 65,900,000 restricted common shares for $1,647,500 at $0.025 per share to six non-US shareholders, who Borneo Oil Berhad and Victor Subbrayan Paul are existing shareholders

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with the Company’s creditors Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd, Federal Capital Investment Limited and Yorkshire Capital Limited (collectively the “Creditors”) to convert a total of $1,945,096 of the Company’s accounts payable to the Creditors into equity by increasing the share capital by means of a subscription for 64,836,533 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share. As set out in the Debt Settlement Agreements, the new restricted shares for settlement of the accounts payable to Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd and Federal Capital Investment Limited issued to their nominee Internet.com Ltd on June 9, 2021.

On June 10, 2021, the Company issued a total of 4,690,500 restricted common shares at $0.03 per share to each of the two directors, of which 2,095,233 restricted common shares to Balakrishnan B S Muthu and 2,595,267 restricted common shares to Chen Ching to serve as a director of the Company for a one-year term (from July 1, 2020 to June 30, 2021). An aggregate of $140,715 for this transaction was recognized as stock-based compensation under selling, general and administrative expenses for the year ended June 30, 2021.

On June 10, 2021, the Company issued a total of 13,009,500 restricted common shares at $0.03 per share to five consultants under the Consultant Agreements, of which 3,695,233 restricted common shares to Vincent Yong Tuck Seng, 3,695,233 restricted common shares to Lai Kui Shing Andy, 2,095,233 restricted common shares to Chan Hoi Kwong Paul, 2,095,233 restricted common shares to Sylvia Chan and 1,428,568 restricted common shares to Ng Tung to serve as a consultant of the Company for a one-year term (from June 10, 2021 to June 9, 2022). An aggregate of $390,285 for this transaction, $34,716 was recognized as stock-based compensation according to the service period under selling, general and administrative expenses for the year ended June 30, 2021. Of the aggregate $390,285 for this transaction, $191,222 and nil were recognized for the six months ended December 31, 2021 and 2020, respectively. Also, $95,094 and nil were recognized for the three months ended December 31, 2021 and 2020, respectively.

On June 18, 2021, the Company issued a total of 58,100,000 restricted common shares for $1,452,500 at $0.025 per share to twenty-four non-US shareholders.

There were 810,742,109 and 779,742,109 common shares issued and outstanding at March 31, 2022 and June 30, 2021 respectively.

There are no preferred shares outstanding. The Company has not issued any preferred shares. The Company also has no stock option plan, warrants, or other dilutive securities other than 8,445,946 shares to be issued under promissory notes.

NOTE 16 - RELATED PARTY TRANSACTIONS

Related party balances
	March 31,
	2022	2021

Deposits paid for acquisition of Intellectual Property
- Intellectual property license of Borneo Energy Sdn Bhd (#1) (note 8)	$5,000,000	$-

(#1) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Energy Sdn Bhd and holding 19.23% of the Company’s issued and outstanding common stock as of March 31, 2022.

NOTE 17 – SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s Chief Executive Officer.

For the three months ended March 31, 2022:

	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$16,712	$-	$-	$16,712
Cost of revenue	-	-	(86,701)	-	-	(86,701)
Gross loss	-	-	(69,989)	-	-	(69,989)
Selling, general & administrative expenses	(43,405)	(1,378)	(75,958)	(180,497)	(197,536)	(498,774)
Loss from operations	(43,405)	(1,378)	(145,947)	(180,497)	(197,536)	(568,763)
Interest expenses	-	-	-	-	(486,977)	(486,977)
Other income	(17)	-	-	116-	-	99
Loss before income tax	(43,422)	1,378)	(145,947)	(180,381)	(684,513)	(1,055,641)
Income tax	-	-	-	-	-	-
Net loss	$(43,422)	$(1,378)	$(145,947)	$(180,381)	$(684,513)	$(1,055,641)

For the nine months ended March 31, 2022:

	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$16,712	$-	$-	$16,712
Cost of revenue	-	-	(86,701)	-	-	(86,701)
Gross loss	-	-	(69,989)	-	-	(69,989)
Selling, general & administrative expenses	(150,781)	(3,134)	(93,598)	(283,239)	(691,123)	(1,221,875)
Loss from operations	(150,781)	(3,134)	(163,587)	(283,239)	(691,123)	(1,291,864)
Interest expenses	-	-	-	-	(1,441,911)	(1,441,911)
Other income	12,098	-	-	116	-	12,214
Loss before income tax	(138,683)	(3,134)	(163,587)	(283,123)	(2,133,034)	(2,721,561)
Income tax	-	-	-	-	-
Net loss	$(138,683)	$(3,134)	$(163,587)	$(283,123)	$(2,133,034)	$(2,721,561)

Total assets:
As of March 31, 2022	317,471	-	101,066	505,432	33,118,811	34,042,781
As of June 30, 2021	$97,952	-	$-	$-	32,961,202	33,059,154

The Company conducts its Gold Mineral Mining operation through CSB. The expenses incurred were consisting principally of management services and its major operation is located in Malaysia.

The Company conducts business in the distribution of THC-free cannabinoid (CBD) products through Verde Life Inc. which is incorporated in the State of Oregon, U.S.A. Its major operation is located in U.S.A.

The Company conducts business in production and distribution of renewable commodities through Verde Resources (Malaysia) Sdn. Bhd. which is incorporated in Malaysia. Its major operation is located in Malaysia.

The Company formed VEL on August 10, 2021, for the purpose of holding property in Missouri. Its major operation is located in U.S.A.

NOTE 18 - SUBSEQUENT EVENTS

On June 17, 2021, Verde Resources, Inc. (the “Company”), through its prospective indirect subsidiary Bio Resources Limited (“BRL”), a company incorporated under the laws of Labuan, entered into a Shares Sale Agreement (“SSA Agreement”) with Global Renewables Sdn Bhd (“Global Renewables”), a company incorporated under the laws of Malaysia, to acquire the entire issued and paid-up share capital of Global Renewables. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of MYR 25,000 ($6,000) upon the execution of the Shares Sale Agreement. The acquisition of Global Renewables was subject to the successful completion of the acquisition of the entire issued and paid-up share capital of BRL. Therefore, the acquisition of Global Renewables was dependent upon the successful acquisition of BRL.

On April 18, 2022, the Company, through its prospective indirect subsidiary BRL, entered into a Cancellation Agreement for the cancellation of the SSA Agreement to acquire the entire issued and paid-up share capital of Global Renewables. The SSA Agreement is rendered null and void upon terms and conditions provided in the Cancellation Agreement.

On April 19, 2022, the Company, through its wholly-owned subsidiary Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”), a company incorporated in Malaysia, entered into an Agreement for Regenerative Carbon Negative Agriculture Initiative (the “Agreement”) with The Borneo Food Group Sdn Bhd (“SB”), a company incorporated in Malaysia, to supply proprietary blend of various carbon negative agricultural products such as plant natural enzyme, FAA bio enzyme and enriched biochar to SB. SB is a wholly-owned subsidiary of Borneo Oil Berhad (BORNOIL), a company listed on the Main Board Stock Exchange of Malaysia and an affiliate of the Company by virtue of owning more than 10% shares of the Company’s Common Stock. Under the Agreement, Verde Malaysia has the expertise, technical know-how supply of proprietary blend of various carbon negative agricultural products to assist SB in achieving a long term and consistent supply of various agriculture produce for its business while ensuring that all ingredients utilized by SB is farmed in a sustainable and environmentally friendly manner which is not just carbon neutral but carbon negative to create a long term carbon negative footprint. Verde Malaysia will provide the services and supply the proprietary blend of various carbon negative agricultural products to SB at the agreed fixed rates which may be subject to price increase in the event of any drastic fluctuations in the cost of fuel and/or related production costs with a minimum notice of two weeks in writing to SB. The term of the Agreement will be for a fixed period of five (5) years commencing from May 1, 2022 to April 30, 2027 and both parties may extend the agreement for a further term as may be mutually agreed on terms to be separately negotiated.

On April 25, 2022, the Company issued a total of 8,445,946 restricted common shares for $1,000,000 at $0.1184 per share to two non-US shareholders.

On April 27, 2022, the Company, entered into a Professional Engineering Services Contract (the “PES Agreement”) with BioDiverse Energies, LLC (“BDE”). Under the PES Agreement, BDE will provide professional services on the feasibility assessment, preliminary engineering and preliminary market analysis related to the biochar enhanced compost project. The Company will pay BDE a total of $42,000 for completion of the professional services under the PES Agreement. An initial payment of $25,000 will be paid prior to the commencement of work by BDE, with another $10,000 and $7,000 to be paid upon completion of the professional services in two stages respectively.

On April 29, 2022, Verde Renewables, Inc.(“VRI”) a wholly owned subsidiary of the Company, closed on the purchase of residential real property located in Chesterfield, Missouri (the “Property”). The purchase price for the Property was $750,000.00 paid in cash at closing. The Company used cash on hand to purchase the Property. The Property was purchased from Yimin Huang and Claudine Huang (the “Sellers”). There are no material relationships between the Sellers and the Company or any of its affiliates. The Company plans on holding the property as an investment and using it for corporate housing.

On May 18, 2022, GBL, a company incorporated under the laws of the British Virgin Islands and a wholly-owned subsidiary of the Company, has changed its name to Verde Resources Asia Pacific Limited.

On June 8, 2022, the Company through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Agreement”) with Gary F. Zimmer to engage him as its corporate consultant to develop and formulate a designer compost and the Company's integrated regenerative farming programs as designated in the Agreement. Under the Agreement, the Company will pay Gary F. Zimmer by the issuance of 1,000,000 shares of the Company’s restricted common stock on or before July 15, 2022.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined that there are no further significant subsequent items which are required to be disclosed.

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

As our business is affected by the fluctuations of gold prices, the Company intends to diversify its product line by acquiring mining projects with potential for different mineral resources other than gold. We continue to hold discussions with other mining companies for potential collaboration to carry out exploration and exploitation works on other mineral resources in Southeast Asia regions. Apart from the mining industry, the Company has taken steps to look into investment opportunities in the non-mining areas that include the bioenergy industry and the food & beverage sector.

The Company is diversifying into the green industry with its acquisition of Bio Resources Ltd (“BRL”), the beneficial and/or registered proprietor of the intellectual property known as “Catalytic Biofraction Process”, which is a slow pyrolysis process using a proprietary catalyst to depolymerise palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degree Celsius to 500 degree Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like the palm biomass wastes is used as feedstock. The success of venturing into the green industry is dependent on the completion of the acquisition subject to auditing and due diligence exercise to ascertain the valuation of BRL.

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

On April 1, 2014, the Board of Directors of GBL notified Federal Mining Resources Limited (“FMR”) of the decision to exercise its option to purchase an 85% equity interest of Champmark Sdn Bhd (“CSB”) pursuant to Section 3.2.4 of the Management Agreement dated July 1, 2013, between GBL and FMR. This acquisition was completed on April 1, 2014, with consideration of $1, and GBL then became an 85% shareholder of CSB.

Effective February 20, 2016, Mr. Wu Ming Ding resigned from all of his positions as President and Director of the Company, with Mr. Balakrishnan B S Muthu being appointed President to fill the vacancy created. Effective February 20, 2016, Mr. Chen Ching was appointed Director of the Company and the entire Board of Directors then consisted of Mr. Balakrishnan B S Muthu and Mr. Chen Ching.

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

The following diagram illustrates our current corporate structure:

Pursuant to an Assignment Agreement For The Assignment of Management Right in Merapoh Gold Mines in Malaysia (“Assignment Agreement”) dated October 25, 2013, and a Supplementary Agreement dated February 17, 2014 on further clarifications to the Assignment Agreement signed by the Company with FMR, a company incorporated under the laws of the British Virgin Islands, the 100% interest of FMR in GBL was transferred to VRDR at a consideration of $1. This transaction was recorded as a reverse acquisition in accordance with ASC 805-40 “Reverse Acquisitions”. The legal parent was VRDR, which was the accounting acquiree, while GBL was the accounting acquirer. There was a 15% non-controlling interest of CSB after the acquisition. This transaction was accounted for as a recapitalization effected by a share exchange, wherein GBL with its 85% deemed subsidiary CSB was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Prior to the acquisition of GBL, on July 1, 2013, FMR had assigned its rights and obligations pursuant to its 85% interest in Champmark Sdn Bhd (“CSB”) to GBL. According to ASC 810-05-08 A, CSB is a deemed subsidiary of GBL because due to the assignment, GBL had gained control of the Board of Directors of CSB, GBL’s rights to receive future benefits and residual value, and GBL’s obligation to absorb losses and provide financing for CSB. GBL had the power to direct the activities of CSB that most significantly impact CSB’s economic performance, and the obligation to absorb losses or receive benefits of CSB that could potentially be significant to CSB. Accordingly, GBL was the primary beneficiary of CSB. Under 810-23-42, 43, it was determined that CSB was de-facto agent and GBL, the principal, and consequently, CSB was considered as a deemed subsidiary of GBL beginning July 1, 2013.

With the above transactions, GBL became a wholly-owned subsidiary of the Company and CSB, its 85% deemed indirect subsidiary.

On April 1, 2014, the Board of Directors of GBL notified FMR of the decision to exercise its option to purchase an 85% equity interest of CSB pursuant to Section 3.2.4 of the Management Agreement dated July 1, 2013, between GBL and FMR. This acquisition was completed on April 1, 2014, with consideration of $1, and GBL then became an 85% shareholder of CSB.

On June 18, 2021, GBL entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB for a consideration of MYR 150,000 ($35,669). Prior to this acquisition, GBL owned 85% equity in CSB. Upon completion of the acquisition on October 20,2021, CSB became a wholly owned subsidiary of GBL, and indirectly, of the Company.

On August 10, 2021, the Company formed a wholly owned subsidiary, VRI. for the purpose of conducting business in Missouri (using palm waste to create biochar and related products). Another entity, Verde Estates, LLC, was also formed on August 10, 2021 to own property in Missouri. Verde Estates, LLC is a wholly owned branch of Verde Renewables, Inc.

On November 15, 2021, the Company formed a wholly owned subsidiary, Verde Life Inc., an Oregon corporation for the purpose of conducting business in the distribution of THC-free cannabinoid products.

On January 17, 2022, the Company formed a wholly owned subsidiary, Verde Resources (Malaysia) Sdn Bhd, a company incorporated under the laws of Malaysia, for the purpose of conducting consultation services and distribution of renewable agricultural commodities.

On March 23, 2022, the Company, through Verde Resources (Malaysia) Sdn Bhd, entered into a Sale of Shares Agreement (“SSA”) with The Wision Project Sdn Bhd (“Wision”), a company incorporated under the laws of Malaysia, to acquire the one hundred percent (100%) of the issued and paid up ordinary shares in Wision.

Stage of Operation

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

As our business is affected by the fluctuations of gold prices, the Company intends to diversify its product line by acquiring mining projects with potential for different mineral resources other than gold. We continue to hold discussions with other mining companies for potential collaboration to carry out exploration and exploitation works on other mineral resources in Southeast Asia regions. Apart from the mining industry, the Company has taken steps to look into investment opportunities in the non-mining areas that include the bioenergy industry and the food & beverage sector.

The Company is diversifying into the green industry with its acquisition of Bio Resources Ltd (“BRL”), the beneficial and/or registered proprietor of the intellectual property known as “Catalytic Biofraction Process”, which is a slow pyrolysis process using a proprietary catalyst to depolymerise palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degree Celsius to 500 degree Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like the palm biomass wastes is used as feedstock. The success of venturing into the green industry is dependent on the completion of the acquisition subject to auditing and due diligence exercise to ascertain the valuation of BRL.

Apart from the green industry, the Company is also working on a partnership with MRX Technologies, a market leader in commercial extraction systems for cannabis and hemp. The partnership includes an agreement for Verde Resources to white-label THC-free CBD products from MRX Technologies.

Results of Operations

For the three months ended March 31, 2022 and 2021:

We have generated $16,712 and $14,326 revenues for the three months ended March 31, 2022 and 2021, and have recorded a gross (loss)/ profit of ($69,989) and $0 for the three months ended March 31, 2022 and 2021. We have incurred $498,773 and $81,606 in operating expenses through March 31, 2022 and 2021. We have interest expense of $486,977 and $0 for the three months ended March 31, 2022 and 2021. We have other income $99 and $0 for the three months ended March 31, 2022 and 2021.

The following table provides selected financial data about our company for the three months ended March 31, 2022 and March 31, 2021.

	03/31/2022	03/31/2021	Change
Statement of Operation	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$16,712	$14,326	17%
Cost of revenue	$86,701	$-	100%
Gross (loss) profit	$(69,989)	$14,326	-589%
Operating expenses	$498,774	$81,606	511%
Interest expense	$486,977	$-	100%
Other income, net	$99	$-	100%

The revenue is normally derived from the sales of gold mineral to customers in Malaysia. There was no revenue for the three months ended March 31, 2022 and 2021 because of the depletion of mineral reserves in the mine. The revenue instead was derived from sales of wood vinegar and bio char for these periods. Operating expenses comprised mainly of salaries, office costs, legal and professional fees. The increase in operating expenses for the period was mainly due to the increase of consultancy, salary, legal and professional fees during the period. The increase in salary expenses for the period was mainly due to the increase number of staff for segment development during the period.

For the nine months ended March 31, 2022 and 2021:

We have generated $16,712 and $14,326 revenues for the nine months ended March 31, 2022 and 2021, and have recorded a gross (loss) / income of ($69,989) and $14,326 for the nine months ended March 31, 2022 and 2021. We have incurred $1,221,874 and $180,398 in operating expenses through March 31, 2022 and 2021. We have interest expense of $1,441,911 and $0 for the nine months ended March 31, 2022 and 2021. We have other income $12,214 and $0 for the nine months ended March 31, 2022 and 2021.

The following table provides selected financial data about our company for the nine months ended March 31, 2022 and March 31, 2021.

	03/31/2022	03/31/2021	Change
Statement of Operation	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$16,712	$14,326	17%
Cost of revenue	$86,701	$-	100%
Gross (loss) profit	$(69,989)	$14,326	-589%
Operating expenses	$1,221,875	$180,398	577%
Interest expense	$1,441,911	$-	100%
Other income, net	$12,214	$-	100%

The revenue is normally derived from the sales of gold mineral to customers in Malaysia. There was no revenue for the nine months ended March 31, 2022 and 2021 because of the depletion of mineral reserves in the mine. The revenue instead was derived from sales of wood vinegar and bio char for the periods mentioned Operating expenses comprised mainly of salaries, office costs, legal and professional fees. The increase in operating expenses for the period was mainly due to the increase of consultancy, salary, legal and professional fees during the period. The increase in salary expenses for the period was mainly due to the increase in the number of staff for new segment development during the period.

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

Liquidity and Capital Resources

The following table provides selected cash flow data about our company for the nine months ended March 31, 2022 and March 31, 2021.

Cash Flow Date	03/31/2022	03/31/2021
Net Loss from operation	$(2,721,561)	$(166,072)
Net Cash Used in operating activities	(1,097,381)	(189,317)
Net Cash Used in investing activities	(310,332)	-
Net Cash Generated from/(Used in) financing activities	1,004,887	(72,389)
Effect of exchange rate changes on cash and cash equivalents	7,787	120,530
Net (decrease) increase in cash and cash equivalents	(395,039)	3,602
Cash and cash equivalents at beginning of year	2,117,622	24,027
Cash and cash equivalents at end of year	$1,722,583	$27,629

For the nine months ended March 31, 2022, the Company had incurred net loss from operation of $2,721,561 which posted a negative impact to the company’s cash flow.

In the operation analysis, the net cash used in operating activities increased from $189,317 to $1,097,381. The operation loss of $2,721,561 was partially offset by the noncash expenses such as $9,831 in depreciation, $29,434 in amortization, $284,249 in share based compensation and $1,441,911 in interest expenses on promissory notes. In the operating assets and liabilities, the net decrease in current assets resulted from an increase of trade receivables at $14,818, increase of other deposits and prepayments of $85,132, an increase in inventories of $81,492 and decrease in right of use assets of $16,142 whereas the net increase in current liabilities resulted from an increase of accrued liabilities and other payables at $24,774 and $719 decrease of accounts payable.

The net cash used by investing activities of $310,332 resulted from security deposit paid at $240,000 and acquisition of plant and equipment at $70,332 for the nine months ended March 31, 2022.

The net cash provided by financing activities of $1,004,887 resulted from proceeds from shares to be issued of $1,000,000, net of repayment of lease liabilities for the nine months ended March 31, 2022 of $5,220 and advances from/(to) related parties of $10,107

The net decrease in exchange rate effect of $7,787 provided a positive cash flow effect and the overall cash and cash equivalents at the end of March 31, 2022, was decreased by $396,039 with $1,722,583 as the closing balance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). During the past one year, the Company has been undertaking tremendous changes and expansion which rendered the management to re-consider the availability of more management talents and professional staff to meet the enlargement in operation under the coming acquisition and expansion move. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2022 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During the past one year, the Company has been undertaking tremendous enlargement and expansion which rendered the management to re-consider the availability of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of March 31, 2022.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended March 31, 2022.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

______________

101*

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2022, and June 30, 2021, (ii) Condensed Statements of Operations for the three and nine months ended March 31, 2022 and 2021, (iii) Condensed Statements of Cash Flows for the nine months ended March 31, 2022 and 2021, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: June 30, 2022	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
President
(Principal Executive Officer)

