Form 10-K
period 2022-06-30
VERDE RESOURCES, INC.
filed 2022-11-04
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [______] to [______]

Commission file number: 000-55276

VERDE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0457838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Cityplace Drive, Suite 200, St. Louis, MO 63141	63141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 538-5799

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act: Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $0.0935 (or the average bid and asked price of such common equity) as of the last business day of the registrant’s most recently completed second fiscal quarter, being December 31, 2021, was $31,957,795.19.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

820,688,055 as of October 12, 2022

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

All references in this Form 10-K to the “Company,” “Verde,” “we,” “us” or “our” are to Verde Resources, Inc.

Item 1. Business.

Overview

Verde Resources, Inc. (the “Company” or “VRDR”) was incorporated in the State of Nevada on April 22, 2010.

We currently operate in two lines of business: (i) gold exploration and mining through Champmark Sdn. Bhd., a Malaysian corporation (“CSB”); and (ii) production and distribution of renewable commodities through Verde Resources (Malaysia) Sdn. Bhd., a Malaysian corporation. We intend to develop operations in the distribution of THC-free cannabinoid products through Verde Life Inc., an Oregon corporation. The Company is also considering investment opportunities in other non-mining areas including the bioenergy industry and the food & beverage sector.

The Company conducts business operations in Pahang Malaysia through Champmark Sdn Bhd (“CSB”), a private limited liability company incorporated in Malaysia, and a 100% subsidiary Gold Billion Global Limited (“GBL”), a company incorporated under the laws of the British Virgin Islands.

The following diagram illustrates our current corporate structure:

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

FMR owned 85% equity interest in CSB, a private limited liability company incorporated in Malaysia. CSB is the Mining Contractor of the Mining Lease for Site IV-1 at the Merapoh Gold Mine under the Contract for Work with MMC Corporation Berhad, the Permit Holder of the Mining Lease.

Under the terms of the Assignment Agreement, FMR had assigned its management rights of CSB’s mining operation in the Mining Lease to the Company, through its wholly-owned subsidiary Gold Billion Global Limited (“GBL”), in exchange for 80,000,000 shares of the Company’s common stock, which constituted 95.26% of our issued and outstanding capital stock as of and immediately after the consummation of the acquisition.

GBL was formed on February 7, 2013, by the Board of Directors of FMR to monitor the CSB operation. The acquisition of 100% of the issued and outstanding capital stock of GBL was agreed upon on October 18, 2013, and completed on October 25, 2013, subject to the approval of the Board of Directors and the audit of GBL.

Pursuant to the Assignment Agreement For The Assignment of Management Right in Merapoh Gold Mines in Malaysia (“Assignment Agreement”) dated October 25, 2013, and a Supplementary Agreement dated February 17, 2014 on further clarifications to the Assignment Agreement signed by the Company with Federal Mining Resources Limited, a company incorporated under the laws of the British Virgin Islands (“FMR”), the 100% interest of FMR in GBL was transferred to VRDR at a consideration of $1. This transaction was recorded as a reverse acquisition in accordance with ASC 805-40 “Reverse Acquisitions”. The legal parent was VRDR, which was the accounting acquiree, while GBL was the accounting acquirer. There was a 15% non-controlling interest of CSB after the acquisition. This transaction was accounted for as a recapitalization effected by a share exchange, wherein GBL with its 85% deemed subsidiary CSB was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

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

Effective February 2, 2018, our Articles of Incorporation were amended to increase the authorized shares of the Company from 250,000,000 shares of common stock to 10,000,000,000 shares of common stock. A copy of the Certificate of Amendment was filed with the Nevada Secretary of State. The Form 8-K announcing the increase of the authorized shares of the Company was filed with SEC on February 6, 2018.

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

The Company also announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited ("BRL") with Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party, and other unrelated third party individuals, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is repayable by May 12, 2023, and bearing zero coupon interest. The promissory note is priced at $16,290,550 considering the current market interest rate. On January 20, 2022, the Company reached a mutual agreement with the Lenders of the Notes to enter into a Supplement to Promissory Note, with each Lender, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted Common Stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the Lenders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted common stock shall be confirmed in a subsequent written agreement.  The acquisition of BRL was consummated on October 12, 2022.

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

On June 11, 2021, GBL entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory site from a Malaysian company, Segama Ventures Sdn Bhd (“Segama Ventures”), an unrelated third party , in order to expand the Company’s biofraction plant in Malaysia. Under the terms of the SPA Agreement, the acquisition is satisfied by cash payment of $1,600,000 in two instalments of $800,000 each, one payment upon signing the SPA Agreement, and the second payment within three (3) months from the date of the SPA Agreement. A deposit of $800,000 was paid to Segama Ventures on June 10, 2021. On March 2, 2022, however, GBL entered into a Cancellation of Sale and Purchase of Assets Agreement (“Cancellation Agreement”) for the cancellation of the Sale and Purchase of Assets Agreement to purchase the factory site from Segama Ventures that was signed on June 11, 2021.

On June 17, 2021, we through our prospective indirect subsidiary Bio Resources Limited (“BRL”), a company incorporated under the laws of the Labuan, entered into a Shares Sale Agreement with Hermalisa Binti Mohamad Tahir (“Hermalisa”), a company incorporated under the laws of the Malaysia, to acquire the entire issued and paid-up share capital of Global Renewables. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR25,000 (approximately US$6,032) upon the execution of the Shares Sale Agreement. The acquisition of Global Renewables was subject to the successful completion of the acquisition of the entire issued and paid-up share capital of BRL. Therefore, the acquisition of Global Renewables will dependent upon the successful acquisition of BRL.

On June 18, 2021, GBL entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB. Prior to this acquisition, GBL owned 85% equity in CSB. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR 150,000 (approximately $36,130) upon the execution of the Shares Sale Agreement.  A deposit of MYR 150,000 (approximately $36,130) was paid to LGL on June 21, 2021. With the completion of the acquisition on October 20,2021, CSB became a wholly owned subsidiary of GBL, and indirectly, of the Company.

On July 7, 2021, the Company through its wholly-owned subsidiary GBL entered into a Product Supply Agreement (the “Agreement”) with MRX Xtractors, LLC (“MRX”), a company incorporated in the state of Oregon. MRX is a market leader in commercial extraction systems for cannabis and hemp. The Agreement is a partnership between GBL and MRX to establish a purchase and supply arrangement that allows GBL to distribute white-label THC-free CBD products from MRX.

On August 10, 2021, we formed a wholly owned subsidiary, Verde Renewables, Inc., for the purpose of conducting business in Missouri (using straw bed and wood waste to create biochar and related products). Another entity, Verde Estates, LLC, was also formed on August 10, 2021 to own property in Missouri. Verde Estates, LLC is a wholly owned subsidiary of Verde Renewables, Inc.

On November 15, 2021, we formed a wholly owned subsidiary, Verde Life Inc., an Oregon corporation for the purpose of conducting business in the distribution of THC-free cannabinoid products.

On January 17, 2022, the Company formed a wholly owned subsidiary, Verde Resources (Malaysia) Sdn Bhd, a company incorporated under the laws of Malaysia, for the purpose of conducting consultation services and distribution of renewable agricultural commodities.

On February 10, 2022, the Company, through Verde Estates, LLC,, entered into a Commercial Lease Agreement and Option to Purchase (the “Lease Agreement”) to rent a 24-acre property in La Belle Missouri from Jon Neal Simmons and Betty Jo Simmon (the “Landlord”) to support carbon farming with biochar in Missouri. Under the Lease Agreement, the term of the lease will be for a period of two (2) years and the Company will have the right to renew the lease with a total of three renewal periods with each term being two years. The base rent is ten thousand dollars ($10,000) for the term, payable on the commencement of the Lease Agreement, together with a security deposit of $240,000. The Lease Agreement also grants the Company the exclusive right and option to purchase the premises together with all the right title and interest from the Landlord for a consideration of $490,000, inclusive of the security payment, at any time during the two years period of the lease term.  The Option to Purchase was exercised on September 27, 2022.

On March 2, 2022, the Company, through GBL, entered into a Commercial Lease Agreement and Option to Purchase (“Lease Agreement”) for renting the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rental for the entire Lease Term amounts to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) which shall be paid in advance upon commencement of the Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”). The refundable advance of $800,000 from the Cancellation Agreement above was utilized against the security deposit and payment of the advance rental. The Lease Agreement also provides GBL with an exclusive right and option to purchase the factory site together with all its right title and interest for a consideration of MYR 8,000,000 ($1,904,762) (the “Purchase Price”) or subject to a valuation report on the factory site by a Malaysian registered property valuer at any time during the period of two years from the date of the Lease Agreement. The Lease Payment and Security Payment shall be applied toward the Purchase Price upon GBL exercising the option to purchase. The Option to Purchase has not been exercised to date

On March 23, 2022, we, through Verde Resources (Malaysia) Sdn Bhd, entered into a Sale of Shares Agreement (“SSA”) with The Wision Project Sdn Bhd (“Wision”), a company incorporated under the laws of Malaysia, to acquire the one hundred percent (100%) of the issued and paid up ordinary shares in Wision. It was closed in May 2022.

On April 19, 2022, we, through our wholly-owned subsidiary Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”), a company incorporated in Malaysia, entered into Term Sheet for Regenerative Carbon Negative Agriculture Initiative (the “Borneo Agreement”) with The Borneo Food Group Sdn. Bhd (“SB”), a company incorporated in Malaysia, to supply proprietary blend of various carbon negative agricultural products such as plant natural enzyme, FAA bio enzyme and enriched biochar to SB. SB is a wholly-owned subsidiary of Borneo Oil Berhad (BORNOIL), a company listed on the Main Board Stock Exchange of Malaysia and an affiliate of the Company by virtue of owning more than 10% shares of the Company’s Common Stock. Under the Borneo Agreement, Verde Malaysia has the expertise, technical know-how supply of proprietary blend of various carbon negative agricultural products to assist SB in achieving a long term and consistent supply of various agriculture produce for its business while ensuring that all ingredients utilized by SB is farmed in a sustainable and environmentally friendly manner which is not just carbon neutral but carbon negative to create a long term carbon negative footprint. Verde Malaysia will provide the services and supply the proprietary blend of various carbon negative agricultural products to SB at the agreed fixed rates which may be subject to price increase in the event of any drastic fluctuations in the cost of fuel and/or related production costs with a minimum notice of two weeks in writing to SB. The term of the Borneo Agreement will be for a fixed period of five (5) years commencing from May 1, 2022 to April 30, 2027, and both parties may extend the agreement for a further term as may be mutually agreed on terms to be separately negotiated.

On April 25, 2022, we issued a total of 8,445,946 restricted common shares for $1,000,000 at $0.1184 per share to two non-US shareholders.

On April 27, 2022, the Company entered into a Professional Engineering Services Contract (the “Agreement”) with BioDiverse Energies, LLC (“BDE”). Under the Agreement, BDE will provide professional services on the feasibility assessment, preliminary engineering and preliminary market analysis related to the biochar enhanced compost project. The Company will pay BDE a total of $42,000 for completion of the professional services under the Agreement. An initial payment of $25,000 will be paid prior to the commencement of work by BDE, with another $10,000 and $7,000 to be paid upon completion of the professional services in two stages respectively. On May 4, 2022, the Company assigned the Agreement to its wholly owned subsidiary Verde Renewables, Inc. (“VRI”) to assume from the Company all the obligations, responsibilities and liabilities associated with the Agreement.

On April 29, 2022, Verde Renewables, Inc. (“VRI”) a wholly owned subsidiary of the Company, closed on the purchase of residential property located in Chesterfield, Missouri (the “Property”). The purchase price for the Property was $750,000.00 paid in cash at closing. The Company used cash on hand to purchase the Property. The Property was purchased from Yimin Huang and Claudine Huang (the “Sellers”). There were no material relationships between the Sellers and the Company or any of its affiliates. The Company plans on holding the property as an investment and using it for corporate housing.

On May 18, 2022, GBL, a company incorporated under the laws of the British Virgin Islands and a wholly-owned subsidiary of the Company, has changed its name to Verde Resources Asia Pacific Limited (“VRA”).

On June 8, 2022, the Company through its wholly owned subsidiary VRI entered into a Services Agreement with Gary F. Zimmer to engage him as its corporate consultant to develop and formulate a designer compost and the Company's integrated regenerative farming programs as designated in the Services Agreement. Under the Agreement, the Company will pay Gary F. Zimmer by the issuance of 1,000,000 shares of the Company’s restricted common stock, par value $0.001 per share on or before July 15, 2022. The shares were issued subsequent to the financial year end.

On October 12, 2022, we consummated the acquisition of Bio Resources Ltd (“BRL”), which owns the intellectual property known as “Catalytic Biofraction Process”, a slow pyrolysis process using a proprietary catalyst to depolymerise palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degree Celsius to 500 degree Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like the palm biomass wastes is used as feedstock.

Stage of Operation

The Company has negotiated with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site. The leasing premium has been paid but the mining lease certificate will only be issued upon clearance from the Malaysia Forest Department, which is expected in mid 2023 subject to review on COVID-19 “Movement Control Order” by the Malaysian government.

For the current Site IV-1 of the Merapoh Gold Mine, our mining operation would focus on mining other resources such as limestones.

The Company believes that there are excellent growth opportunities for its business outside Malaysia. We periodically examine potential acquisitions of mining projects in other parts of the world.

As our business is affected by the fluctuations of gold prices, the Company may diversify its holdings by acquiring mining projects with potential for different mineral resources other than gold. We may look to other mining companies for potential collaboration to carry out exploration and exploitation works on other mineral resources in Southeast Asia regions. Apart from the mining industry, the Company has taken steps to look into investment opportunities in the non-mining areas that include the bioenergy industry and the food & beverage sector.

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

Work Completed and Present Condition:

Lode gold exploration on Site IV-1 of Merapoh Gold Mine has commenced since 2011 and still in progress with both in-house drilling team and third party drilling services running in parallel to expedite data collection to generate a comprehensive JORC compliant gold reserve report. There was no gold ore extraction since 2019 and the company has been engaged on the sales of wash sand extracted from Site IV-1 of Merapoh Gold Mine to customers in Malaysia from January 2021 to September 2021.

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

There was no gold ore extraction of the Merapoh Gold Mine and no gold concentrate sold for the twelve months ended June 30, 2022. We have generated other income from the sales of wash sand to customers in Malaysia.

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

Subcontractors

In an effort to enhance the efficiency of mine operations at the Merapoh Gold Mine, Champmark Sdn Bhd (“CSB”) entered into an Operation Term Sheet (“OTS”) agreement in July 2013 to outsource the exploitation works of alluvial gold resources at Site IV-1 of the Merapoh Gold Mine to a subcontractor Borneo Oil & Gas Corporation Sdn Bhd (“BOG”).  Throughout the financial years 2022 and 2021, BOG was a related party via its holding company Borneo Oil Berhad, a substantial shareholder of the Company.

BOG has the experience and local knowledge in managing the exploitation of alluvial gold at the Merapoh Gold Mine. The Company currently intends to continue to outsource the exploitation of alluvial gold at our mine site to BOG and will provide necessary disclosure when any significant agreements have been made with the sub-contractor in the future.

Employees

As of October 1, 2022, the Company has the following employees:

Senior Management	8
Sales and Marketing	3
Production	17
Information System Technology	4
Administration / Finance / HR	4
Others	2
Total	38

30 and 8 of our employees are located in Malaysia and the United States, respectively. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any material labor disputes.

We are required to contribute to the Employees Provident Fund (EPF) under a defined contribution pension plan for all eligible employees in Malaysia between the ages of eighteen and seventy. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. The participants are entitled to all of our contributions together with accrued returns regardless of their length of service with the Company.

The EPF is a social security institution formed according to the Laws of Malaysia, Employees Provident Fund Act 1991 (Act 452) which provides retirement benefits for members through management of their savings in an efficient and reliable manner. The EPF also provides a convenient framework for employers to meet their statutory and moral obligations to their employees.

We intend to hire more staff to assist in the development and execution of our business operations.

Government and Industry Regulations

The exploration and development of a mining prospect in Malaysia is subject to regulation by a number of governmental authorities. The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral and ore extraction, ore milling, water use, waste disposal and use of toxic substances.

☐

The Mineral Development Act of 1994 (“MDA”) defines the powers of the Federal Government on matters pertaining to the inspection and regulation of mineral exploration, mining and other related issues. The legislation is enforced by the Department of Minerals and Geosciences of Malaysia.

☐

The State Mineral Enactment (“SME”) provides that each State has its own legislation to govern mining activities within its jurisdiction. The State Mineral Enactment provides the States with the powers and rights to issue mineral prospecting and exploration licenses and mining leases and other related matters.

☐

Continental Shelf Act of 1966 is an Act relating to continental shelf of Malaysia, the exploration thereof and the exploitation of its natural resources. Application of license for mining activities on getting sand from sea-bed is regulated under this Act.

In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation. Many of the regulations require permits or licenses to be obtained and the filing of certain notices, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration, development and operation activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

Malaysia has not yet enacted regulations specifically for pyrolysis systems.  The Company using a pyrolysis system will operate in designated industrial zones and maintain valid operating and trading licenses that may include Environmental Impact Assessments, and inspections by Malaysian government agencies for health & safety such as Bomba.

Insurance

Insurance companies in Malaysia offer limited business insurance products. While business interruption insurance is available to a limited extent in Malaysia, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face liability from the interruption of our business as summarized under “Risk Factors - Risks Related to Our Business - We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted.

Corporate Information

Our corporate and executive office is located at 2 Cityplace Drive, Suite 200, St. Louis, Missouri 63141, telephone number (323) 538 5799.

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

Near-term Requirements For Additional Capital

We believe that we will require approximately $2 million over the next 18 months to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through loans and investments from existing shareholders, financial institutions and investors.

Item 1A. Risk Factors

Risks Associated with Verde Resources, Inc.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Messrs. Balakrishnan B S Muthu, our current principal executive officer and financial officer, has extensive contacts and experience in the gold exploration and natural resource industry in Malaysia, and we are dependent upon his abilities and services to develop and market our business. He is responsible for overseeing all of our day-to-day business operations of our operating company, CSB, and its subsidiaries and VIEs, including the mining operations and negotiations for the sales of any gold concentrates extracted. We may not be able to retain the executive officers/managers for any given period of time. The loss of their services could have a material adverse effect upon our business operations, financial condition and results of operations. In addition, we must attract, recruit and retain a sizeable workforce of technically competent employees in Malaysia to run our mining operations. Our ability to effectively implement our proposed business strategies and expand our operations will depend upon the successful recruitment and retention of additional highly skilled and experienced management and other key personnel in Malaysia. If we cannot maintain highly experienced and skilled management teams, our business could fail and you could lose any investment you make in our shares.

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

Impact of recent COVID-19 outbreak has increased uncertainty of our business operation

The recent COVID-19 has affected our operation in Malaysia as the government announced stringent restrictions to lock down the country to stop further outbreak of the COVID-19 transmission. Many governmental departments that the company have dealing with are closed and not accepting new application. That has caused delay for the company in obtaining new mining lease. The Malaysia Government Movement Control Order has also disrupted our planning and allocation of our workforce.

Impact of current global economic climate has increased uncertainty of our future operations

Impact of changes in global economic conditions, including inflation, has increased uncertainty of our business operations.

Changes in global economic conditions, including inflation which resulted in lower consumer confidence, may continue to have negative impact on our business, revenues and earnings. Inflation rates have increased and may continue to rise. Our suppliers may continue to raise prices that we may not be able to pass on to our customers. This may continue to affect our business, including our competitive position, market share, revenues and profit margins.

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

Some of our current operations are conducted in Malaysia, and some of our directors and officers are nationals and residents of Malaysia and other foreign countries. All or substantially all of the assets of these persons are located outside the United States and in other foreign countries. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Malaysia upon these persons. In addition, uncertainty exists as to whether the courts of Malaysia would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Malaysia against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

Our audited financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern.  We have suffered recurring net losses, and record an accumulated deficits as of June 30, 2022. These conditions raise substantial doubts about our ability to continue as a going concern. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Our former auditor is not inspected by the Public Company Accounting Oversight Board and as such, our investors are deprived of the benefits of such inspection.

As a public company with securities quoted on the OTQB, we are required to have our financial statements audited by an independent registered public accounting firm registered with the PCAOB. A requirement of being registered with the PCAOB is that if requested by the SEC or PCAOB, such accounting firm is required to make its audits and related audit work papers be subject to regular inspections to assess its compliance with the applicable professional standards. Since our former auditor is located in Hong Kong and China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities due to various state secrecy laws and the revised Securities Law, the PCAOB currently does not have free access to inspect the work of our auditor. This lack of the PCAOB inspections in China prevents the PCAOB from fully evaluating audits and quality control procedures of our former auditor.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate and executive office is located at 2 Cityplace Drive, Suite 200, St. Louis, Missouri 63141, telephone number (323) 538-5799.  We believe that our existing facilities are adequate to meet our current requirements.

We own or lease the following real properties:

Location	Rent/Own	Mortgage/Lease Terms	Use
La Belle	Lease #	NA	Factory Site
St. Louis Missouri	Lease	Expires May 1, 2023	Corporate Headquarters
Chesterfield, Missouri	Own	NA	Corporate Housing
Jalan Silam, Sabah Malaysia	Rent	NA	Factory Site
Pahang, Malaysia	Lease	Expires June 13, 2023	Merapoh Gold Mine

# - Exercised Option to Purchase on September 27, 2022 and accordingly became an owned property.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the year ended June 30, 2022.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is now quoted on the OTCQB, under the symbol “VRDR”. Our stock was approved for quotation on the OTCBB on September 26, 2012. However, the Company’s common stock did not begin active trading until October 2013.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB for the most recent two (2) fiscal years, based on our fiscal year end June 30, 2022. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low

June 30, 2021	$0.14	$0.02
September 30, 2021	$0.08	$0.045
December 31, 2021	$0.04	$0.01
March 31, 2022	$1.00	$0.01
June 30, 2022	$0.14	$0.02
September 30, 2022	$0.08	$0.045

As of October 12, 2022, we had 108 shareholders of record of our common stock and 820,688,055 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2022, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the fiscal year ended June 30, 2022 except the following transaction.:

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

The Company also announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited with Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party, and other unrelated third party individuals, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is repayable by May 12, 2023, and bearing zero coupon interest. The promissory note is priced at $16,290,550 considering the current market interest rate. However, on January 20, 2022, the Company reached a mutual agreement to enter into a Supplement to Promissory Note with each of the 17 lenders (“Lenders”) of the promissory notes that were issued on May 12, 2021, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted common stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the Lenders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted common stock shall be confirmed in a subsequent written agreement. The acquisition of Bio Resourced Limited was closed on October 12, 2022.

On April 25, 2022, the Company issued a total of 8,445,946 restricted common shares for $1,000,000 at $0.1184 per share to two non-US shareholders.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2022.

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

Results of Operations

The following table provides selected financial data about our company for the year ended June 30, 2022 and June 30, 2021.

Statement of Operation		June 30,
	2022	2021	Change
	USD	USD	USD	%

Revenue	$38,169	$-	38,169	$100%
Cost of revenue	(145,356)	-	(145,356)	100%
Gross loss	(107,187)	-	(107,187)	100%
Operating expenses	(1,905,301)	(574,174)	(1,331,127)	231.8%
Goodwill impairment	(4,879)	-	(4,879)	100.0%
Loss from operation	(2,017,367)	(574,174)	(1,443,193)	251.4%
Interest expense	(1,949,151)	(245,392)	(1,703,759)	694.3%
Other income	12,104	26,559	(14,455)	(54.4)%
Net loss before income tax	(3,954,414)	(793,007)	(3,161,407)	398.7%
Provision of Income Tax	-	-
NET LOSS	(3,954,414)	(793,007)	(3,161,407)	398.7%
Net loss attributable to non-controlling interests	6,979	18,158	(11,179)	(61.6)%
Net loss attributable to shareholders of the group	$(3,947,435)	$(774,849)	(3,172,586)	409.4%

Revenue

The revenue derived from the sales production and distribution of renewable commodities of gold mineral to customers in Malaysia. We have generated $38,169 and $0 revenues for the years ended June 30, 2022 and 2021, respectively, and have recorded a gross loss of 107,187 and $0 for the year ended June 30, 2022 and 2021.

Cost of revenue

We incurred cost of revenue of $145,356 in the production and distribution of renewable commodities during the year ended June 30, 2022.  No cost of revenue was incurred during the year ended June 30, 2021.

Operating Expenses

Operating expenses comprised mainly of salaries, office costs, legal and professional fees and travelling expenses. We have incurred $1,905,301 and $574,174 in operating expenses through June 30, 2022 and June 30, 2021. Operating expenses increased by 231.8%, or $1,331,127, primarily due to increase of professional fees charged for the potential acquisition and increase of directors’ emolument for the year ended June 30, 2022.

Interest expense

The Company recorded interest expense of $1,948,086 and $245,392 on the promissory notes for the years ended June 30, 2022 and 2021, respectively. Lease interest amounted to $1,065 and $0 for the years ended June 30, 2022 and 2021, respectively.

Other income

We have other income of $12,104 and $26,559 for the year ended June 30, 2022 and 2021. We generated other income from the sales of wash sand to customers in Malaysia since January 2021 to September 2021.

Net loss

We recorded a net loss of $3,954,414 and $793,007 for the years ended June 30, 2022 and 2021, respectively.

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

Subcontractor

In an effort to enhance the efficiency of mine operations at the Merapoh Gold Mine, Champmark Sdn Bhd (“CSB”) entered into an Operation Term Sheet (“OTS”) agreement in July 2013, to outsource the exploitation works of alluvial gold resources at Site IV-1 of the Merapoh Gold Mine to subcontractor, Borneo Oil & Gas Corporation Sdn Bhd (“BOG”), who throughout the financial years 2022 and 2021 was a related party via its holding company Borneo Oil Berhad, a substantial shareholder of the Company..

BOG has the experience and local knowledge in managing the exploitation of alluvial gold at the Merapoh Gold Mine. The Company currently intends to continue to outsource the exploitation of alluvial gold at our mine site to BOG and will provide necessary disclosure when any significant agreements have been made with the sub-contractor in the future.

Expansion Plans

The Company is in the process of negotiating with Malaysia state agency PKNP on a 2-year lease for a new mining location that is about 5 km from the current Merapoh mine site. The leasing premium has been paid but the mining lease certificate will only be issued upon clearance from the Malaysia Forest Department, which is expected in mid 2023 subject to review on COVID-19 “Movement Control Order” by the Malaysian government.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from private placements. Cash generated from operations is highly dependent on the sale of our products, which are still under development stage. Cash and cash equivalents totaled $0.4 million as of June 30, 2022, and $2.1 million as of June 30, 2021

The following table provides selected cash flow data about our company for the year ended June 30, 2022 and 2021.

Cash Flow Date	June 30, 2022	June 30, 2021

Net cash used in operating activities	$(1,595,961)	$(126,011)
Net cash used in investing activities	$(1,348,823)	$(905,575)
Net cash generated from financing activities	$989,594	$3,100,000
Effect of exchange rate changes on cash and cash equivalents	$256,485	$25,181
Net increase in cash and cash equivalents	$(1,698,705)	$2,093,595
Cash and cash equivalents at beginning of year	$2,117,622	$24,027
Cash and cash equivalents at end of year	$418,917	$2,117,622

Net Cash Used In Operating Activities.

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, asset impairments, and stock-based compensation, and the effects of changes in operating assets and liabilities. The increase in cash used in operating activities for the year ended June 30, 2022 as compared to 2021 was primarily due to higher net loss adjusted for non-cash interest expense of promissory notes and the increase of other deposits and prepayments.

Net Cash Used In Investing Activities.

For the year ended June 30, 2022, net cash used for investing activities consisted primarily of $1.1 million of expenditures for property, plant, and equipment.

For the year ended June 30, 2021, net cash used for investing activities consisted primarily of $0.9 million from the payment of acquisition of equity interest, right of use assets and property and equipment.

Net Cash Generated From Financing Activities.

For the year ended June 30, 2022, net cash generated from financing activities included $1.0 million for the issuance of our common stock under private placement.

For the year ended June 30, 2021, net cash generated from financing activities included $3.1 million for the issuance of our common stock under private placement.

The cash flow situation will not allow for operations in the coming next 12 months by self-generated cash provided from operating activities. The Company needs to increase cash flow supplies with a long-term plan until the Company makes sustainable profits and has a positive cash flow. Otherwise, loans from related parties may be a temporary solution, although we have no written loan agreements. There is no guarantee that we will be able to secure adequate financing. If we fail to secure sufficient funds, our business activities may be curtailed, or we may cease to operate.

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

Item 8. Financial Statements and Supplementary Data

VERDE RESOURCES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2022

J&S ASSOCIATE (AF002380) (Registered with US PCAOB and Malaysia MIA) Block C-6-3, Megan Avenue 1, 189 Off Jalan Tun Razak, 50400, Kuala Lumpur, Malaysia.	Tel : +6019 280 2989 Email : info@jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VERDE RESOURCES, INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Verde Resources, Inc. and its subsidiaries (the ‘Company’) as of June 30, 2022, and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the year ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has generated recurring losses and suffered from an accumulated deficit of $10,357,920 as of June 30, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements.

We determined that there are no critical audit matters.

/s/ J&S Associate

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

November 4, 2022

F-2

中正達會計師事務所

Centurion ZD CPA & Co.Certified Public Accountants (Practising)

Unit 1304, 13/F., Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong

香港紅磡德豐街22號海濱廣場二期13樓1304室

Tel : (852) 2126 2388 Fax: (852) 2122 9078

Report of Independent Registered Public Accounting Firm

To:	The board of directors and stockholders of
Verde Resources, Inc. (“the Company”)

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheet of Verde Resources, Inc. and its subsidiaries (the “Company”) as of June 30, 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring net losses, and records an accumulated deficits as of June 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation and Going Concern - Disclosure

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit from recurring net losses as of June 30, 2021. The Company has contractual obligations such as commitments for acquisition of property, plant and equipment, and subsidiaries and promissory notes (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2014 to 2022.

Hong Kong, China

November 12, 2021

VERDE RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2022	2021
ASSETS
Current asset:
Cash and cash equivalents	$418,917	$2,117,622
Accounts receivable	21,028	-
Inventories	87,035	-
Amounts due from related parties	-	6,691
Deposits and prepayments	119,238	6,137
Other receivables	-	26,338

Total current assets	646,218	2,156,788

Non-current assets:
Property and equipment, net	1,048,893	555
Right of use assets, net	685,714	60,131
Mining rights	27,088	-
Security deposit	240,000	-
Deposit paid for acquisition of subsidiaries	25,935,550	25,971,680
Deposit paid for acquisition of property and equipment	5,080,000	4,870,000

Total non-current assets	33,017,245	30,902,366

TOTAL ASSETS	$33,663,463	$33,059,154

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,211	$2,655
Accrued liabilities and other payables	283,656	164,849
Lease liabilities	75,224	-
Promissory notes	18,484,028	-
Amounts due to related parties	555,527	585,783

Total current liabilities	19,416,646	753,287

Non-current liabilities:
Lease liabilities	97,900	-
Promissory notes	-	16,535,942

Total non-current liabilities	97,900	16,535,942

TOTAL LIABILITIES	19,514,546	17,289,229

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 819,188,055 and 779,742,109 issued and outstanding as of June 30, 2022 and 2021	819,188	779,742
Additional paid-in capital	22,945,190	20,699,067
Accumulated other comprehensive income	742,459	646,205
Accumulated deficit	(10,357,920)	(5,913,255)
	14,148,917	16,211,759
Non-controlling interest	-	(441,834)
Stockholders’ equity	14,148,917	15,769,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,663,463	$33,059,154

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2022	2021

Revenue, net	$38,169	$-

Cost of revenue	(145,356)	-

Gross loss	(107,187)	-

Operating expenses:
Selling, general and administrative expenses	(1,905,301)	(574,174)
Goodwill impairment	(4,879)	-
Total operating expenses	(1,910,180)	(574,174)

LOSS FROM OPERATION	(2,018,432)	(574,174)

Other income (expense):
Interest expense	(1,949,151)	(245,392)
Other income	12,104	26,559
Total other expense, net	(1,937,047)	(218,833)

LOSS BEFORE INCOME TAXES	(3,954,414)	(793,007)

Income tax expense	-	-

NET LOSS	(3,954,414)	(793,007)

Net loss attributable to noncontrolling interest	(6,979)	(18,158)
Net loss attributable to Verde Resources Inc., shareholders	(3,947,435)	(774,849)

	$(3,954,414)	$(793,007)

Other comprehensive income (loss):
- Foreign currency adjustment income /(loss)	83,504	(79,577)
Less: other comprehensive loss attributable to non-controlling interest	(12,750)	(11,936)
Add: other comprehensive income (loss) attributable to Verde Resources Inc., shareholders	96,254	(67,641)

COMPREHENSIVE LOSS	$(3,870,910)	$(872,584)

Net loss per share	$(0.00)	$(0.00)
- Basic	$(0.00)	$(0.00)
- Diluted

Weighted average common shares outstanding
- Basic	812,847,811	191,278,280
- Diluted	812,847,811	191,278,280

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(3,954,414)	$(793,007)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	24,792	170
Amortization	65,065	2,636
Goodwill	4,879	-
Stock-based compensation	355,569	175,431
Finance cost interest element of promissory notes (non-cash)	1,948,086	245,392
Lease interest expense	1,065	-
Change in operating assets and liabilities:
Accounts receivable	(21,029)	-
Other deposits and prepayments	(113,458)	11,700
Extractive activities mining	(1,229)	-
Other receivables	24,809	(26,560)
Inventories	(87,035)	-
Accounts payables	15,710	-
Accrued liabilities and other payables	120,281	(7,703)
Advanced from sub-contractor and related parties	20,948	265,930
Net cash used in operating activities	(1,595,961)	(126,011)

Cash flows from investing activities:
Acquisition of right of use assets	-	(62,754)
Advanced to related parties	-	(6,691)
Deposit paid for equity acquisition and property and equipment	(240,000)	(836,130)
Acquisition of equity interest from non-controlling interests	(35,670)
Purchase of property and equipment	(1,073,153)	-
Net cash used in investing activities	(1,348,823)	(905,575)

Cash flows from financing activities:
Repayment to lease liabilities	(9,341)	-
Lease interest paid	(1,065)	-
Proceeds from issuance of common stock	1,000,000	3,100,000
Net cash provided by financing activities	989,594	3,100,000

Net change in cash and cash equivalent	(1,955,190)	2,068,414

Foreign currency translation adjustment	256,485	25,181

Net change in cash and cash equivalents	(1,698,705)	2,093,595

BEGINNING OF YEAR	2,117,622	24,027

END OF YEAR	$418,917	$2,117,622

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock
- Offset accounts payable	$-	$1,602,631
- Offset advanced from related parties	$-	$342,465
- Deposit paid for acquisition of subsidiaries	$-	$9,645,000
- Deposit paid for acquisition of property and equipment	$930,000	$4,070,000

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock
	No. of shares	Amount	Common stock to be issued	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total stockholders’ equity

Balance as of July 1, 2020	116,038,909	$116,039	$-	$2,427,243	$713,846	$(5,138,406)	$(411,740)	$(2,293,018)

Shares issued for debt repayment and acquisition	522,003,200	522,003	-	15,138,093	-	-	-	15,660,096
Shares issued to directors	4,690,500	4,690	-	136,025	-	-	-	140,715
Shares issued to service providers	13,009,500	13,010	-	21,706	-	-	-	34,716
Shares issued in private placement	124,000,000	124,000	-	2,976,000	-	-	-	3,100,000
Net loss for the year	-	-	-	-	-	(774,849)	(18,158)	(793,007)
Foreign currency translation adjustment	-	-	-	-	(67,641)	-	(11,936)	(79,577)

Balance as of June 30, 2021	779,742,109	$779,742	$-	$20,699,067	$646,205	$(5,913,255)	$(441,834)	$15,769,925

Balance as of July 1, 2021	779,742,109	$779,742	$-	$20,699,067	$646,205	$(5,913,255)	$(441,834)	$15,769,925

Shares issued for acquisition	31,000,000	31,000	-	899,000	-	-	-	930,000
Stock based compensation	-	-	-	355,569	-	-	-	355,569
Shares to be issued for private placement	8,445,946	-	8,446	991,554	-	-	-	1,000,000
Accretion of interest	-	-	-	-	-	(497,230)	461,563	(35,667)
Net loss for the year	-	-	-	-	-	(3,947,435)	(6,979)	(3,954,414)
Foreign currency translation adjustment	-	-	-	-	96,254	-	(12,750)	83,504

Balance as of June 30, 2022	819,188,055	$819,188	$8,446	$22,945,190	$742,459	$(10,357,920)	$-	$14,148,917

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Verde Resources, Inc. (the “We” or “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A..

We currently operate in two lines of business: (i) gold exploration and mining through Champmark Sdn. Bhd., a Malaysian corporation (“CSB”); and (ii) production and distribution of renewable commodities through Verde Resources (Malaysia) Sdn. Bhd., a Malaysian corporation.  We intend to develop operations in the distribution of THC-free cannabinoid products through Verde Life Inc., an Oregon corporation. We are also considering investment opportunities in other non-mining areas including the bioenergy industry, real properties and the food & beverage sector.

The Company currently is engaged in the sale of gold mineral, distribution of THC-free cannabinoid (CBD) products, production and distribution of renewable commodities and real property holding.

As of June 30, 2022, the Company has the following subsidiaries:-

Name of subsidiary	Place of incorporation	Principal activities and place of operation	Effective interest held

Gold Billion Global Limited (“GBL”)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd	Malaysia	Provision of consultation service and distribution of renewable agricultural commodities	100%

Verde Renewables, Inc. (“VRI”)	State of Missouri, U.S.A.	Management of a processing and packaging facility	100%

Verde Life Inc. (“VLI”)	State of Oregon, U.S.A.	Distribution of THC-free cannabinoid (CBD) products	100%

Champark Sdn Bhd	Malaysia	Mining of minerals	100%

The Wision Project Sdn Bhd	Malaysia	Digital innovation, marketing & consulting firm provides PR, Branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri, U.S.A.	Holding real property	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

During the years ended June 30, 2022 and 2021, there are the major transactions, as below:

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

The Company also announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party, and other unrelated third party individuals, in consideration of an issuance 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of the promissory notes of $20,355,000 was repayable by May 12, 2023, and bearing zero coupon interest in accordance with the Share Sale Agreement. The promissory note is priced at $16,290,550 considering the current market interest rate. However, on January 20, 2022, the Company reached a mutual agreement to enter into a Supplement to Promissory Note with each of the 17 lenders (“Lenders”) of the promissory notes that were issued on May 12, 2021, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted common stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the Lenders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted common stock shall be confirmed in a subsequent written agreement. The acquisition of Bio Resourced Limited was subsequently closed on October 12, 2022.

On July 7, 2021, the Company through its wholly-owned subsidiary GBL entered into a Product Supply Agreement (the “Agreement”) with MRX Xtractors, LLC (“MRX”), a company incorporated in the state of Oregon. MRX is a market leader in commercial extraction systems for cannabis and hemp. The Agreement is a partnership between GBL and MRX to establish a purchase and supply arrangement that allows GBL to distribute white-label THC-free CBD products from MRX.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with the Company’s creditors Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd, Federal Capital Investment Limited and Yorkshire Capital Limited (collectively the “Creditors”) to convert a total of $1,945,096 of the Company’s accounts payable to the Creditors into equity by increasing the share capital by means of a subscription for 64,836,533 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share. As set out in the Debt Settlement Agreements, the new restricted shares for settlement of the account payable to Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd and Federal Capital Investment Limited were issued to their nominee, Internet.com Ltd on June 9, 2021.

On June 11, 2021, GBL entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory site from a Malaysia company Segama Ventures Sdn Bhd (“Segama Ventures”), an unrelated third party, in order to expand the Company’s biofraction plant in Malaysia. Under the terms of the SPA Agreement, the acquisition is to be satisfied by cash payment of $1,600,000 in two installments of $800,000 each , one payment upon signing of the SPA Agreement, and the second payment within three (3) months from the date of the SPA Agreement. A deposit of $800,000 was paid to Segama Ventures on June 10, 2021. On March 2, 2022, however, GBL entered into a Cancellation of Sale and Purchase of Assets Agreement (“Cancellation Agreement”) for the cancellation of the Sale and Purchase of Assets Agreement to purchase the factory site from Segama Ventures that was signed on June 11, 2021.

Simultaneously, on March 2, 2022, the Company, through GBL, entered into a Commercial Lease Agreement and Option to Purchase (“Lease Agreement”) for renting the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rental for the entire Lease Term amounts to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) which shall be paid in advance upon commencement of the Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”). The refundable advance of $800,000 from the Cancellation Agreement above was utilized against the security deposit and payment of the advance rental. The Lease Agreement also provides GBL with an exclusive right and option to purchase the factory site together with all its right title and interest for a consideration of MYR 8,000,000 ($1,904,762) (the “Purchase Price”) or subject to a valuation report on the factory site by a Malaysian registered property valuer at any time during the period of two years from the date of the Lease Agreement. The Lease Payment and Security Payment shall be applied toward the Purchase Price upon GBL exercising the option to purchase. The Option to Purchase is yet to be exercised to date.

On June 17, 2021, the Company through its prospective indirect subsidiary Bio Resources Limited (“BRL”), a company incorporated under the laws of Labuan, entered into a Shares Sale Agreement with Hermalis Binti Mohmad Tahir (“Hermalis”), a company incorporated under the laws of Malaysia, to acquire the entire issued and paid-up share capital of Global Renewables Sdn Bhd. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of MYR 25,000 ($6,000) upon the execution of the Shares Sale Agreement. The acquisition of Global Renewables Sdn Bhd, however, was cancelled on April 18, 2022.

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

On July 7, 2021, the Company through its wholly-owned subsidiary GBL entered into a Product Supply Agreement (the “Agreement”) with MRX Xtractors, LLC (“MRX”), a company incorporated in the state of Oregon. MRX is a market leader in commercial extraction systems for cannabis and hemp. The Agreement is a partnership between GBL and MRX to establish a purchase and supply arrangement that allows GBL to distribute white-label THC-free CBD products from MRX.

On February 10, 2022, the Company, through VEL, entered into a Commercial Lease Agreement and Option to Purchase (the “Lease Agreement”) to rent a 24-acre property in La Belle Missouri from Jon Neal Simmons and Betty Jo Simmon (the “Landlord”) to support carbon farming with biochar in Missouri. Under the Lease Agreement, the term of the lease will be for a period of two (2) years and the Company will have the right to renew the lease with a total of three renewal periods with each term being two years. The base rent is ten thousand dollars ($10,000) for the term, payable on the commencement of the Lease Agreement, together with a security deposit of $240,000. The Lease Agreement also grants the Company the exclusive right and option to purchase the premises together with all the right title and interest from the Landlord for a consideration of $490,000, including the security deposit, at any time during the two years period of the lease term. The Option to purchase was exercised on September 27, 2022.

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

On April 19, 2022, the Company, through its wholly-owned subsidiary, Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”), a company incorporated in Malaysia, entered into Term Sheet for Regenerative Carbon Negative Agriculture Initiative (the “Borneo Agreement”) with The Borneo Food Group Sdn. Bhd (“SB”), a company incorporated in Malaysia, to supply proprietary blend of various carbon negative agricultural products such as plant natural enzyme, FAA bio enzyme and enriched biochar to SB. SB is a wholly-owned subsidiary of Borneo Oil Berhad (BORNOIL), a company listed on the Main Board Stock Exchange of Malaysia and an affiliate of the Company by virtue of owning more than 10% shares of the Company’s Common Stock. Under the Borneo Agreement, Verde Malaysia has the expertise, technical know-how supply of proprietary blend of various carbon negative agricultural products to assist SB in achieving a long term and consistent supply of various agriculture produce for its business while ensuring that all ingredients utilized by SB is farmed in a sustainable and environmentally friendly manner which is not just carbon neutral but carbon negative to create a long term carbon negative footprint. Verde Malaysia will provide the services and supply the proprietary blend of various carbon negative agricultural products to SB at the agreed fixed rates which may be subject to price increase in the event of any drastic fluctuations in the cost of fuel and/or related production costs with a minimum notice of two weeks in writing to SB. The term of the Borneo Agreement will be for a fixed period of five (5) years commencing from May 1, 2022 to April 30, 2027, and both parties may extend the agreement for a further term as may be mutually agreed on terms to be separately negotiated.

On April 27, 2022, the Company entered into a Professional Engineering Services Contract (the “Agreement”) with BioDiverse Energies, LLC (“BDE”). Under the Agreement, BDE will provide professional services on the feasibility assessment, preliminary engineering and preliminary market analysis related to the biochar enhanced compost project. The Company will pay BDE a total of $42,000 for completion of the professional services under the Agreement. An initial payment of $25,000 will be paid prior to the commencement of work by BDE, with another $10,000 and $7,000 to be paid upon completion of the professional services in two stages respectively. On May 4, 2022, the Company assigned the Agreement to its wholly owned subsidiary VRI to assume from the Company all the obligations, responsibilities and liabilities associated with the Agreement.

On April 29, 2022, the Company through its wholly owned subsidiary VRI closed on the purchase of residential real property located in Chesterfield, Missouri (the “Property”). The purchase price for the Property was $750,000.00 paid in cash at closing. The Company used cash on hand to purchase the Property. The Property was purchased from Yimin Huang and Claudine Huang (the “Sellers”). There are no material relationships between the Sellers and the Company or any of its affiliates. The Company plans on holding the property as an investment and using it for corporate housing.

On June 8, 2022, the Company through its wholly owned subsidiary VRI entered into a Services Agreement with Gary F. Zimmer to engage him as its corporate consultant to develop and formulate a designer compost and the Company's integrated regenerative farming programs as designated in the Services Agreement. Under the Agreement, the Company will pay Gary F. Zimmer by the issuance of 1,000,000 shares of the Company’s restricted common stock, par value $0.001 per share on or before July 15, 2022.  The shares were issued subsequent to the financial year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of Estimates and Assumptions

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understand and evaluate its consolidated financial statements.

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of Consolidation

The consolidated financial statements include the financial statements of Verde Resources, Inc. and its subsidiaries. All significant inter-company balances and transactions within the Company and its subsidiaries have been eliminated upon consolidation.

•	Segment Reporting

Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. Currently, the Company operates in four reportable operating segments.

•	Concentrations of Credit Risk

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

•	Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business and venturing into new biofraction and CBD product industries, including the potential risk of business failure.

•	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $418,917 and $2,117,622 in cash and cash equivalents at June 30, 2022 and 2021.

At and June 30, 2022 and 2021, cash and cash equivalents consisted of bank deposits in a Malaysian bank and petty cash on hands.

•	Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2022 and 2021, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of June 30, 2022 and 2021, the longest credit term for certain customers are 60 days.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material, labor and overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of June 30, 2022 and 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Land and buildings	3-27.5 years
Plant and machinery	5-7years
Office equipment	3 years
Project equipment	5 years
Computer	5 years
Motor vehicle	5 years
Furniture & fittings	5 years

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

•	Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Revenue Recognition

ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

∙	identify the contract with a customer;
∙	identify the performance obligations in the contract;
∙	determine the transaction price;
∙	allocate the transaction price to performance obligations in the contract; and
∙	recognize revenue as the performance obligation is satisfied.

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

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

•	Leases

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

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

The Company recognized no impairment of ROU assets as of June 30, 2022 and 2021.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the consolidated balance sheets at June 30, 2022 and 2021.

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, we as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to us, while the leased asset is depreciated in accordance with our depreciation policy if the title is to eventually transfer to us. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 842.

•	Income Taxes

The Company adopted the ASC Topic 740, Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

•	Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the years ended June 30, 2022 and 2021.

•	Foreign Currencies Translation

The Company’s reporting currency is the United States dollar (“US$”) and the accompanying consolidated financial statements have been expressed in United States dollars. The Company’s functional currency is the Malaysian Ringgit (“MYR”) which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

For reporting purposes, in accordance with ASC Topic 830 ”Translation of Financial Statements”, capital accounts of the consolidated financial statements are translated into United States dollars from MYR at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year. The gains and losses resulting from translation of financial statements subsidiaries to the reporting currency are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	June 30, 2022	June 30, 2021
Year-end MYR:US$ exchange rate	4.40773	4.15110
Annualized average MYR:US$ exchange rate	4.23181	4.11692

•	Comprehensive Income

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Noncontrolling Interest

The Company accounts for noncontrolling interest in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

•	Net Loss per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units, and stock appreciation rights are based on estimated fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

The Company accounts for non-employee stock-based awards at fair value in accordance with the measurement and recognition criteria of ASC Topic 505-50, “Equity-Based Payments to Non-Employees”.

•	Retirement Plan Costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

•	Mineral Acquisition and Exploration Costs

Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

•	Environmental Expenditures

The operations of the Company have been, and may in the future, be affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

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

•	Related Parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

•	Commitments and Contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

•	Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, loan and fee receivable, prepayments and other receivables, amounts due from related parties, accrued liabilities and other payables, loans payable, amounts due to related parties approximate their fair values because of the short maturity of these instruments.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Recent Accounting Pronouncements

ASU 2020-06 - Debt - Debt with conversion and other options (subtopic 470-20) and derivatives and hedging - contracts in entity’s own equity (subtopic 815-40): accounting for convertible instruments and contracts in an entity’s own equity. The amendments in this update are intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. For public business entities that are not smaller reporting companies, the ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2020-06 effective July 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

During the year ended June 30, 2022, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated recurring losses and suffered from an accumulated deficit of $10,357,920 as of June 30, 2022. The continuation of the Company as a going concern in the next twelve months is dependent upon the Company's success in pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 - BUSINESS SEGMENT INFORMATION

Currently, the Company has four reportable business segments:

(i)	Gold mineral mining;
(ii)	Distribution of THC-free cannabinoid (CBD) products, mainly operates;
(iii)	Production and distribution of renewable commodities; and
(iv)	Real property holding

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the years ended June 30, 2022 and 2021:

	Year ended June 30, 2022
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$25,690	$-	$12,479	$38,169
Cost of revenue	-	-	(145,356)	-	-	(145,356)
Gross loss	-	-	(119,666)	-	12,479	(107,187)
Selling, general & administrative expenses	(190,240)	(4,583)	(201,591)	(524,304)	(989,462)	(1,910,180)
Loss from operations	(190,240)	(4,583)	(321,257)	(524,304)	(976,983)	(2,017,367)
Interest expense	-	-	-	(1,065)	(1,948,086)	(1,949,151)
Other income	11,963	-	26	115	-	12,104
Loss before income tax	(178,277)	(4,583)	(321,231)	(525,254)	(2,925,069)	(3,954,414)
Income tax	-	-	-	-	-	-
Net loss	$(178,277)	$(4,583)	$(321,231)	$(525,254)	(2,925,069)	$(3,954,414)

Total assets at June 30, 2022	$35,960	$148,703	$230,279	$1,345,156	$31,903,365	$33,663,463

	Year ended June 30, 2021

	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-	-
Gross loss	-	-	-	-	-	-
Selling, general & administrative expenses	(147,645)	-	-	-	(426,529)	(574,174)
Loss from operations	(147,645)	-	-	-	(426,529)	(574,174)
Interest expenses	-	-	-	-	(245,392)	(245,392)
Other income	26,559	-	-	-	-	26,559
Loss before income tax	(121,086)	-	-	-	(671,921)	(793,007)
Income tax	-	-	-	-	-	-
Net loss	$(121,086)	$-	$-	$-	$(671,921)	$(793,007)

Total assets as June 30, 2021	$97,949	$-	$-	$-	32,961,205	$33,059,154

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended June 30,
	2022	2021

Malaysia	$38,169	$-

NOTE 5 - INVENTORIES

Inventories as of June 30, 2022 and 2021 consisted of the following:

	As of June 30,
	2022	2021

Bio produce	$87,035	$-

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 6 - DEPOSITS AND PREPAYMENTS

Deposits and prepayments as of June 30, 2022 and 2021 consisted of the following:

	As of June 30,
	2022	2021
Deposits	118,516	-
Prepayments	722	6,137
	$119,238	$6,137

NOTE 7 - PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2022 and 2021 is as follows:

	As of June 30,
	2022	2021

Land and building	$1,642,102	$947,292
Plant and machinery	134,198	16,399
Office equipment	23,353	18,968
Project equipment	615,420	653,374
Computer	14,846	11,170
Motor vehicle	225,861	35,710
Furniture & fittings	2,527	-
	2,658,307	1,682,913
Less: accumulated depreciation	(1,609,414)	(1,682,358)
	$1,048,893	$555

Depreciation expense for the years ended June 30, 2022 and 2021 totaled $24,792 and $170, respectively.

Subsequent to year, land and building with a carrying amount of $746,145 was pledged to a financial institution for facilities granted.

NOTE 8 - DEPOSITS PAID

At June 30, 2022 and 2021, deposits consist of the following:

	As of June 30,
	2022	2021
Deposits paid for acquisition of subsidiaries
- Bio Resources Limited (#1)	$25,935,550	$25,935,550
- Champmark Sdn Bhd (#2)	-	36,130
	$25,935,550	$25,971,680

Deposits paid for acquisition of property and equipment
- Intellectual property license (#3)	$5,000,000	$4,070,000
- Factory site (#4)	80,000	800,000
	$5,080,000	$4,870,000

Security deposit (#5)	$240,000	$-

___________

(#1) The Company announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an related third party, and other unrelated third party individuals, in consideration of issuance of  321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 was repayable by May 12, 2023, and bearing zero coupon interest. Based on a subsequent agreement with the Lenders, the face value (principal) amount of $20,355,000 bearing zero coupon interest is now convertible to restricted common stock priced at $0.0611 per share to be allotted at a later date to be mutually agreed. The promissory note is priced at $16,290,550 considering the current market interest rate. The acquisition of BRL was subsequently closed on October 12, 2022.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(#2) On June 18, 2021, GBL entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB. Prior to this acquisition, GBL owned 85% equity in CSB. Upon completion of the acquisition, GBL would own the entire issued and paid-up share capital of CSB. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR150,000 ($36,130) upon the execution of the Shares Sale Agreement. A deposit of MYR 150,000 ($36,130) was paid to LGL on June 21, 2021. With the completion of the acquisition on October 20,2021, CSB became a wholly owned subsidiary of GBL, and indirectly, of the Company.

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

Under the Lease Agreement, the term of the lease will be for a period of two (2) years and the Company will have the right to renew the lease with a total of three renewal periods with each term being two years. The monthly base rent is $10,000 for the term, was payable on the commencement of the Lease Agreement, together with a security deposit of $240,000. The Lease Agreement also grants the Company the exclusive right and option to purchase the premises together with all the right title and interest from the Landlord for a consideration of $490,000 at any time during the two-year term of the lease. If the Company exercises the option to purchase the premises from the Landlord, the upfront lease payment and security deposit may be utilized as part payment of the purchase consideration.  The option to purchase was exercised on September 27, 2022.

NOTE 9 - MINING RIGHT

On June 14, 2021, a lump sum payment of RM260,500 ($62,260) was made upfront to rent under a non-cancellable operating lease, the mining space with lease period for 2 years up to June 13, 2023, and no ongoing payments will be made under the terms of these mining leases.  Lease expense for lease payment is recognized on a straight-line basis over the lease term.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

Ended June 30, 2022
Balance as at the 1 July 2021	$60,131
Amortization charge for the period	(30,779)
Foreign exchange adjustment	(2,264)
Balance as of June 30, 2022	$27,088

Amortization charge of rights of use lease assets was $30,779 and $0 for the year ended June 30, 2022 and 2021, respectively.

NOTE 10 - AMOUNTS DUE TO RELATED PARTIES

The following breakdown of the balances due to related parties, consisted of:-

	As of June 30,
	2022	2021

BOG (#1)	$555,527	$579,783
Federal Capital Investment Limited (#2)	-	6,000
	$555,527	$585,783

(#1) Borneo Oil and Gas Corporation Sdn Bhd (“BOG”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) which holds  20.0% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2021 and June 30, 2022, respectively. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

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

NOTE 11 - PROMISSORY NOTES

On May 10, 2021, the Company announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an un-related third party, and other unrelated third party individuals, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 was repayable by May 12, 2023, and bearing zero coupon interest. On January 20, 2022, the Company had reached a mutual agreement with the Lenders of the Notes to enter into a Supplement to Promissory Note, with each Lender, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted Common Stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the Lenders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted common stock shall be confirmed in a subsequent written agreement.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The fair value of the outstanding promissory notes was calculated with the following assumptions:

Risk free rate	0.268%
Credit spread	6.513%
Liquidity risk premium	5.000%

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	June 30	June 30
	2022	2021
Balance at the beginning of year	$16,535,942	$-
Promissory notes issued to unrelated third parties at fair value	-	16,290,550
Interest expense	1,948,086	245,392
Balance at the end of year	$18,484,028	$16,535,942

The Company recorded $1,948,086 and $245,392 interest expense for the years ended June 30, 2022 and 2021, respectively.

NOTE 12 - LEASES

The Company adopted ASU No. 2016-02, Leases and determines whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient. Some of the operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, the incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term.

The Company adopts a 5% as weighted average incremental borrowing rate to determine the present value of the lease payments. The weighted average remaining life of the lease was 3 years.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	As of June 30,
	2022	2021

Assets
Right-of-use asset #	$685,714	$60,131

Liabilities
Current:
Finance lease liabilities	$75,224	$-

Non-current:
Finance lease liabilities	97,900	-

Total lease liabilities	$173,124	$-

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of June 30, 2022, right-of-use assets were $685,714 and lease liabilities were $173,124.

As of June 30, 2021, right-of-use assets were $60,131 and lease liabilities were $0.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the years.

	Years ended June 30,
	2022	2021

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$1,065	$-

Operating lease cost:
Amortisation charge for the year (per ASC 842)	34,286	2,636

Total lease expense	$35,351	$2,636

Components of Lease Expense

The Company recognizes lease expense on a straight-line basis over the term of the operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of June 30, 2022

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and thereafter ending June 30:

Years ending June 30,	Operating and finance lease amount

2023	$75,244
2024	21,448
2025	21,448
2026	21,448
2027	21,448
Thereafter	12,108
Total minimum finance lease liabilities payment	173,124
Less: interest	-

Present value of lease liabilities	$173,124

Representing:-
Current liabilities	$75,224
Non-current liabilities	97,900
$173,124

For the years ended June 30, 2022 and 2021, the amortization charge was $34,286 and $0, respectively.

# This leasing arrangement for the lease of the Segama factory amounting to $720,000 is for a lease term of seven (7) years and includes an exclusive right and option to purchase the factory site, together with all its right title and interest, for a consideration to be mutually agreed between the parties at any time during the period of two years from the date of the Lease Agreement. The Lease Payment and Security Payment shall be applied toward the Purchase Price upon GBL exercising the option to purchase. The Company’s lease agreements do not contain any material restrictive covenants.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

There are no corresponding lease liabilities recorded as the lease payments for the entire lease period has been paid upfront upon inception of the agreement.

NOTE 13 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no preferred shares outstanding as of June 30, 2022 and 2021.

The Company has no stock option plan, warrants, or other dilutive securities.

Common stock outstanding

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

On May 12, 2021, the Company, through its wholly-owned subsidiary GBL, entered into a Share Sale Agreement in relation to acquisition of the entire issued and paid-up share capital of Bio Resources Limited ("BRL")with Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party and other individuals unrelated third parties, in consideration of issuance of  321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes two-year term period a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is repayable by May 12, 2023, and bearing zero coupon interest. The promissory note is priced at $16,290,550 considering the current market interest rate. On January 20, 2022, the Company has reached a mutual agreement with the Lenders of the Notes to enter into a Supplement to Promissory Note, with each Lender, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted Common Stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The acquisition of BRL was consummated on October 12, 2022.

On June 4, 2021, the Company issued a total of 65,900,000 restricted common shares for US$1,647,500 at US$0.025 per share to six non-US shareholders, including Borneo Oil Berhad and Victor Subbrayan Paul who are existing shareholders.

On June 9, 2021, the Company entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with the Company's creditors Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd, Federal Capital Investment Limited and Yorkshire Capital Limited (collectively the “Creditors”) to convert a total of USD 1,945,096 of the Company’s accounts payable to the Creditors into equity by increasing the share capital by means of a subscription for 64,836,533 new restricted shares of the Company’s common stock at a subscription price of $0.03 per share. As set out in the Debt Settlement Agreements, the new restricted shares for settlement of the account payable to Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd and Federal Capital Investment Limited were issued to their nominee, Internet.com Ltd on June 9, 2021.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

On June 10, 2021, the Company issued a total of 13,009,500 restricted common shares at US$0.03 per share to five consultants under the Consultant Agreements, of which 3,695,233 restricted common shares to Vincent Yong Tuck Seng, 3,695,233 restricted common shares to Lai Kui Shing Andy, 2,095,233 restricted common shares to Chan Hoi Kwong Paul, 2,095,233 restricted common shares to Sylvia Chan and 1,428,568 restricted common shares to Ng Tung to serve as consultants of the Company for a one-year term (from June 10, 2021 to June 9, 2022. An aggregate of $390,285 for this transaction, $34,716 was recognized as stock-based compensation according to the service period under selling, general and administrative expenses for the year ended June 30, 2021.

On June 18, 2021, the Company issued a total of 58,100,000 restricted common shares for US$1,452,500 at US$0.025 per share to twenty-four non-US shareholders.

On April 25, 2022, the Company issued a total of 8,445,946 restricted common shares for $1,000,000 at $0.1184 per share to two non-US shareholders.

There were 819,188,055 and 779,742,109 shares of common stock issued and outstanding at June 30, 2022 and June 30, 2021, respectively.

NOTE 14 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the respective years:

	Years ended June 30,
	2022	2021

Net loss	$(3,954,414)	$(793,007)
Less: Net loss attributable to non-controlling interest	6,979	18,158
Net loss attributable to Verde Resources, Inc. shareholders	$(3,947,435)	$(774,849)

Weighted average common shares outstanding:
- Basic	812,847,811	191,278,280
- Diluted	812,847,811	191,278,280

Net loss per share:
- Basic	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)

# less than $0.001

For the years ended June 30, 2022 and 2021, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position.  Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

The Company has no potentially dilutive securities, such as, options or warrants, currently issued and outstanding other than the restricted common stock to be issued at $0.0611 per share upon conversion of the Promissory Notes with a principal amount of $20,355,000 at a future date to be to be mutually agreed with the Lenders, and the commitment to issue 1,000,000 shares to Gary F. Zimmer  on or before July 15, 2022 pursuant to a contract of service.

NOTE 15 - INCOME TAX

For the years ended June 30, 2022 and 2021, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended June 30,
	2022	2021

Tax jurisdiction from:
- Local (US regime)	$(3,130,173)	$(536,320)
- Foreign, including
British Virgin Island	(325,539)	(135,601)
Malaysia	(498,702)	(121,086)

Loss before income taxes	$(3,954,414)	$(793,007)

The provision for income taxes consisted of the following:

Years ended June 30,
	2022	2021

Current tax:	$-	$-
- Local	-	-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in U.S.A. and Malaysia that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company.

For the years ended June 30, 2022 and 2021, there were no operating income in US tax regime.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the Malaysia corporate income tax at a standard income tax rate of 24% on the assessable income arising in Malaysia during its tax year.

For the year ended June 30, 2022, the operation in Malaysia incurred $5,248,593 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $1,259,662 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Years ended June 30,
	2022	2021

Loss before income taxes	$(498,702)	$(121,086)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(119,688)	(29,061)
Non-deductible items	4,505	-
Net operating loss	115,183	29,061
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	As of June 30,
	2022	2021

US tax regime	$169,688	$-
Malaysia tax regime	1,259,662	1,198,944
Less: valuation allowance	(1,429,310)	(1,198,944)
Deferred tax assets, net	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for years ended June 30, 2022 and June 30, 2021. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 16 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended June 30, 2022 and 2021, $7,219 and $6,374 contributions were made accordingly.

NOTE 17 - RELATED PARTY TRANSACTIONS

	For the Years ended
	June 30,
	2022	2021
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#3)	$7,314	$-
Other income – Sales of wash sand to:
Jusra Mining Merapoh Sdn Bhd (#1)	$10	$26,559
Site expenses:
Warisan Khidmat Sdn Bhd (#5)	$16,085	$-
Professional services provided by:
Federal Capital Investment Limited (#2)	$-	$24,000
Warisan Khidmat Sdn Bhd (#5)	$9,091	$-

Related party balances:
	June 30,
	2022	2021
Trade receivables
Borneo Eco Food Sdn Bhd (#3)	$5,933	$-

Deposits paid for acquisition of property and equipment
Borneo Energy Sdn Bhd (#3)	$5,000,000	$4,070,000

Other receivable
Jusra Mining Merapoh Sdn Bhd (#1)	$-	$26,338

Advanced to related parties
Advanced to Global Renewable Sdn Bhd (#4)	$-	$6,691

Trade Payables
Warisan Khidmat Sdn Bhd (#5)	$7,253	$-

Advanced from related parties
Advanced from BOG (#6)	$555,527	$579,783
Advanced from Federal Capital Investment Limited (#7)	$-	$6,000

(#1) Lamax Gold Limited (“LGL”) held 15% equity interests of Champmark Sdn Bhd which was disposed on October 20, 2021 to Verde Resources Asia Pacific Limited (formerly known as Gold Billion Global Limited) and is also the major shareholder of Jusra Mining Merapoh Sdn Bhd.

(#2) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective February 20, 2016.

(#3) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd. and Borneo Energy Sdn Bhd, and held 20.0% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2021 and June 30, 2022, respectively.

 (#4) Balakrishnan B.S. Muthu was a common director of Global Renewable Sdn Bhd and the Company, and had since resigned from Global Renewables Sdn. Bhd. in January 2022.

(#5) Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by a Director of Verde Malaysia.

(#6) Borneo Oil and Gas Corporation Sdn Bhd (“BOG”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 20.0% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2021 and June 30, 2022, respectively). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

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

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 18 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended June 30, 2022 and 2021, there was no single customer whose revenue exceeded 10% of the revenue.

(b)	Economic and political risk

The Company’s major operations are conducted in U.S.A. and Malaysia. Accordingly, the political, economic, and legal environments in U.S.A. and Malaysia, as well as the general state of U.S.A. and Malaysia’s economy may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2022, the Company has no material commitments or contingencies.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 20 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through the date the Company issued the audited consolidated financial statements.

On May 12, 2021, the Company, through its wholly-owned subsidiary Gold Billion Global Limited (“GBL”), a company incorporated under the laws of the British Virgin Islands, entered into a Share Sale Agreement in relation to the acquisition of the entire issued and paid-up share capital of Bio Resources Limited (the “Share Sale Agreement”) with Taipan International Limited, a company incorporated under the laws of the Labuan, and Borneo Resources Limited, a company incorporated under the laws of the Labuan, and other individuals. Under the terms of the Share Sale Agreement, the acquisition of the entire issued and paid-up share capital of BRL, through the Company’s wholly-owned subsidiary GBL, shall be satisfied by the issuance of 321,500,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.03, and the issuance of promissory notes with a two-year term period for the amount of $20,355,000. The acquisition of BRL was consummated on October 12, 2022.

Bio Resources Limited (“BRL”) is the beneficial and/or registered proprietor of the intellectual property known as “Catalytic Biofraction Process”, which is a slow pyrolysis process using a proprietary catalyst to depolymerise palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degrees Celsius to 500 degrees Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like palm biomass wastes is used as feedstock. Upon fulfilling UN’s (United Nations) ACM 22 protocol as well as LCA (Life Cycle Assessment) requirements, we anticipate that the by-products from this IP would lead to certification and issuance of Carbon Avoidance Credits as well as Carbon Removal Credits to generate carbon revenue for the company.

On July 8, 2022, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), a company incorporated in the State of Missouri, U.S.A., entered into a Services Agreement (the “Agreement”) with Lisa Leilani Zimmer Durand to engage her as its corporate consultant to provide training on biological farming, write articles and white papers on the Company’s products and develop new product formulations as designated in the Agreement. Under the Agreement, the Company will pay Lisa Leilani Zimmer Durand by the issuance of 500,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) and $25,000 advanced deposit on or before July 15, 2022.

On July 15, 2022, the Company issued 1,000,000 and 500,000 restricted common shares to our corporate consultants Gary F. Zimmer and Lisa Leilani Zimmer Durand, respectively.

On September 27, 2022, the Company exercised its Option to Purchase a 24-acre property in La Belle Missouri pursuant to a Commercial Lease Agreement and Option to Purchase (the “Lease Agreement”) entered into on February 10,2022 by the Company through Verde Estates, LLC, with Jon Neal Simmons and Betty Jo Simmon (the “Landlord”) to support carbon farming with biochar in Missouri, for a consideration of $500,000.  The Company had paid to the Landlord a security deposit in the sum of 240,000 prior to the execution of the Lease Agreement. The Company paid the balance of the sum of 260,000 at the closing of the purchase of the Property.

On October 1, 2022, Balakrishnan B S Muthu resigned his position as President of Verde Resources, Inc. (“Verde” or the “Company”).  Balakrishnan B S Muthu shall remain as Treasurer, Chief Financial Officer, General Manager and Director of Verde and Liang Wai Keen shall remain as Secretary of the Company.

Mr. Jack Wong has been appointed President and Chief Executive Officer of the Company effective October 1, 2022. Mr. Wong was the sole shareholder of The Wision Project Sdn Bhd (“Wision”), a subsidiary which was acquired by the Company through its wholly owned subsidiary Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”) pursuant to Share Sale Agreement (“SSA”) signed on March 23, 2022 for the acquisition of one hundred percent 100% of the issued and paid-up ordinary shares in Wision from Mr. Wong.

On October 1, 2022, the Company’s Board of Directors adopted an employment and compensation agreement for Mr. Wong (the “Agreement”). The Agreement provides for an employment term of five (5) years. Mr. Wong will receive an annual salary of $287,650 inclusive of any tax payable as required by law. The Company will also provide Mr. Wong an executive vehicle, executive housing, health benefits, and equity incentives upon the Company adopting an equity incentive plan.

On October 26, 2022, the Company entered into a corporate consulting services agreement (the “Consulting Agreement”) for investor communication and public relations services with Dutchess Group LLC (“DGL”). Pursuant to terms of the Consulting Agreement, the Company agreed to issue 1,500,000 shares of the Company’s restricted common stock to DGL within forty-five (45) days of signing the Consulting Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Independent Accountants:

On March 30, 2022, the Board replaced Centurion ZD CPA & Co. (“CZD”) as its independent public accountants with J&S Associate (“J&S”) as the independent public accountants, effective immediately, to audit the financial statements of Verde and its consolidated subsidiaries for the fiscal year ending June 30, 2022.

The reports of CZD on the consolidated financial statements of Verde as of and for the years ended June 30, 2021 and 2020 did not contain any adverse opinion or disclaimer of opinion. These reports were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph stating that there was substantial doubt about Verde’s ability to continue as a going concern.

During the fiscal years ended June 30, 2021 and 2020, and in the subsequent interim period through March 31, 2022, there were no “disagreements”  (as described in Item 304(a)(1)(iv) of Regulation S-K) between CZD and Verde on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of CZD, would have caused CZD to make reference to the subject matter of such disagreements in connection with their reports. Furthermore, no “reportable events” occurred during the two fiscal years ended June 30, 2021 and 2020, or subsequently up to March 30, 2022. As used herein, the term “reportable event” means any of the items listed in paragraphs (a)(1)(v) of Item 304 of Regulation S-K.

During the two fiscal years ended June 30, 2021 and 2020 and in the subsequent periods through March 31, 2022, neither Verde nor anyone on its behalf consulted J&S regarding either (i) the application of accounting principles to a specified transaction (either completed or proposed), or the type of audit opinion that might be rendered on Verde's consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As of June 30, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During the 2022, the Company has been undertaking tremendous enlargement and expansion which rendered the management to re-consider the available of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of June 30, 2022.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2022, based on the COSO framework criteria because of the enlargement in operation. The management acknowledged that there is room for further improvement in maintaining effective internal control and shall take steps to implement management’s remediation initiatives during and after that expansion, This includes recruiting more management talents and professional staff, committing the entire organization to allocate necessary organizational resources, and cross-functional collaboration focused on strengthening the company’s quality systems and operating culture.

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

In order to cure the foregoing material weakness, we have taken or are taking the following remediation measures:

-

We have been working on recruitment of more management talents and professional staff to fill in the gap of shortage of personnel under enlargement of operation during and after this expansion move. With the enlargement of operation, the management needs to re-consider and re-evaluate the entire internal control reporting system and related risk and changes.

-

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

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Jack Wong	President and Chief Executive Officer	39	October 1, 2022
Balakrishnan B S Muthu	Treasurer, Chief Financial Officer, General Manager and Director	60	October 17, 2013
Chen Ching	Director	62	February 20, 2016
Carl M. Craven	Director	61	March 31, 2021
Liang Wai Keen	Secretary	51	October 17, 2013

Mr. Jack Wong, age 39, has been appointed President and Chief Executive Officer effective October 1, 2022. He has been serving as the CEO of The Wision Project Sdn Bhd, a subsidiary which was acquired by the Company in March 2022; his division has been instrumental in the Company's transition to the carbon and CBD realm. Mr. Wong also previously worked with Fun Characters International Pte Ltd, which was then the master licensee for Disney Consumer Products, Inc. in the ASEAN countries of Singapore, Malaysia, Indonesia, and Thailand. The company Mr. Wong represented then was granted third party rights to reproduce and use certain Disney characters, Disney materials, and Disney trademarks in connection with manufacturing, distribution, and sale of Disney consumer products in the region. He then went on to build and run a seaside dive resort - Scuba Tiger, which is located 45 minutes away from one of the world's best dive spots - Sipadan island, in Sabah, Borneo, where he hosted scuba divers from all over the world, until the pandemic hit. Mr. Wong graduated with a bachelor’s degree in Business Administration from Wichita State University in 2007.

Mr. Balakrishnan B S Muthu, age 60, has served our Chief Financial Officer, Treasurer, General Manager and Director since October 17, 2013. He was also serving as our President from February 20, 2016 to September 30, 2022. He has served as the General Manager of Champmark Sdn. Bhd., our subsidiary, since December 2007.Mr. Balakrishnan has more than 20 years of experience in financial auditing and business strategic planning. He has been involved in preliminary alluvial mine planning and initial development of Merapoh Project since 2008. Prior to joining us, Mr. Balakrishnan worked for Petroliam Nasional Berhad (Petronas) from February 1981 to February 1992 in various departments including the roles in compilation of seismic data (1981-1984), kiosk coordination (1984-1987) and upstream financial auditing (1987-1992). He has also worked as a consultant providing financial and technical services for several oil and gas projects. Mr. Balakrishnan brings his deep audit and financial and mining experiences to our board. Mr. Balakrishnan graduated with a Diploma in Business Administration from Association of Business Executives (ABE) UK in December 1989. He is also a Chartered Financial Planner (CFP).

Mr. Chen Ching, age 62, has served as our director since February 20, 2016. He has served as the Managing Director of C&K Holdings Pte. Ltd., his investment holding company, since 1990. C&K Holdings. Pte Ltd was founded in Singapore in 1990 with diverse interests in Singapore, Malaysia, Taiwan, China, UK, Thailand and Vietnam. Its portfolio spans property development and management, furniture manufacturing, fuel product technology, public transportation, software development, commodity electronic trading platform, and gold mining. Mr. Chen has also served as a director of Dynamic Offshore Pte Ltd since April 18, 2011, Premier International Holdings Pte Ltd since June 23, 2011 and Dynamics Holding (Thailand) Co., Ltd. since August 23, 2013. Mr. Chen brings to our board his experience as a serial entrepreneur with many successes through his investment holding company C&K Holdings Pte Ltd. Mr. Chen graduated with a BA in Business Administration from Santa Clara University in 1982.

Mr. Carl M. Craven, age 61, has served as our director since March 31, 2021. From 1980-1991 Mr. Craven worked in the family-owned electrical wholesale company (Heintz Electric Company) and eventually managed several retail stores. In 1992-1998 he started and managed a Fireplace manufacturing company, (Fuego Flame Fireplace company). From 1998 to 2005, Mr. Craven served as the President of Hide-A-Rake in Scottsdale, Arizona and was responsible for the research and development of new golf course products that received two United States Patents. From 2005-2008 he had the pleasure of being the first mate on the sailboat Satori. Since then, he has been heavily involved in the ongoing development of the pyrolysis Biofraction system. Mr. Craven brings to our board his leadership in management and his vast experience in pyrolysis Biofraction system.

Mr. Liang Wai Keen, age 51, has served as our Secretary since October 17, 2013. Mr. Liang started his career as a Project Officer with the Singapore Armed Forces before embarking into the private sector. At the Singapore Armed Forces, he was accountable for the timely delivery of project milestones for a S$100M defense system. He possesses project management and administrative experiences from his exposure to various industries, including corporate finance, mining and engineering fields. He joined Federal Capital Investment Ltd as a project manager in October 2006 till present, he was involved in management, project planning and program implementation. He was also responsible for interfacing and communicating directly with senior management and various professional parties. He graduated with a honors degree in Electrical Engineering from Nanyang Technological University, Singapore in June, 1996.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

No executive officer or director has been involved in the last ten years in any of the following:

•

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•

Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2022, and up to the date of this Current Report, our officers, directors and greater than 10% percent beneficial owners have not filed any reports required by Section 16(a) of the Securities Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at 2 Cityplace Drive, Suite 200, St. Louis, Missouri 63141.

Board Committees

Our board of directors currently consists of three members, Balakrishnan B S Muthu, Chen Ching and Carl M. Craven. The Board held no formal meetings during the year ended June 30, 2022.

We have not yet established Compensation, Audit, and Nominations and Corporate Governance committees nor do we have an Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. Currently, the functions of these committees are performed by our entire Board of Directors. We hope to establish these committees and appoint an Audit Committee financial expert as our business develops.

Nomination Process

As of June 30, 2022, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Item 11. Executive Compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash or equity and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Until such time as we establish a Compensation Committee, our Board is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. We expect to annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. We process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, we expect to review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board considers all of these factors, though it does not assign specific weights to any factor. The Board generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended June 30, 2022 and 2021 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on June 30, 2021, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on June 30, 2021.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Balakrishnan B S Muthu (1)
President, Treasurer, Chief Financial Officer, General Manager, and Director	2022	60,547	0	0	0	0	0	0	60,547
President, Treasurer, Chief Financial Officer, General Manager, and Director	2021	66,338	0	62,857	0	0	0	0	129,195

Chen Ching (2)
Director	2022	24,000	0	0	0	0	0	0	24,000
Director	2021	0	0	77,858	0	0	0	0	77,858

Carl M. Craven (3)
Director	2022	26,440	0	0	0	0	0	0	26,440
Director	2021	6,000	0	0	0	0	0	0	6,000

______________

(1)

Mr. Balakrishnan B.S. Muthu was appointed Treasurer, Chief Financial Officer, General Manager and a director of the Company on October 17, 2013. He was also appointed President of the Company on February 20, 2016 and resigned as President on October 1, 2022. Mr. Balakrishnan was paid a total salary of $63,055 and $129,195 for the years ended June 30, 2022 and 2021 respectively.

(2)	Mr. Chen was paid a total salary of $24,000 and $77,858 for the years ended June 30, 2022 and 2021 respectively.
(3)	Mr. Craven was paid a total salary of $26,440 and $6,000 for the years ended June 30, 2022 and 2021 respectively.

Narrative disclosure to Summary Compensation Table.

Our executive officers are not parties written compensation agreements but have agreed orally to receive the compensation indicated in the above summary compensation table.  The Company hopes to enter into written compensation agreements with each officer and director in the future.

Equity Awards

Except as discussed above, there are no options, warrants or convertible securities outstanding. At no time during the last fiscal year with respect to any of any of our executive officers was there:

•

any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined);

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

•	any option or equity grant;

•	any non-equity incentive plan award made to a named executive officer;

•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

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

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and, for the year ended June 30, 2022, the compensation, if any, of our executive officers was recommended by our Chief Executive Officer and Chairman and such recommendations were approved by our board of directors. None of our executive officers currently serves as a member of the compensation committee or as a director with compensation duties of any entity that has executive officer serving on our board of directors. None of our executive officers has served in such capacity in the past 12 months.

Compensation Committee Report

Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Current Report. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report and irrespective of any general incorporation language in such filing.

Submitted by members of the Board of Directors:

Balakrishnan B. S. Muthu

Chen Ching

Carl M. Craven

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 12, 2022, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Jack Wong (2)	5,237,139 common shares Direct ownership	0.45%

	52,371,391 common shares Indirect ownership through Borneo Resources Limited	4.54%

Balakrishnan B.S. Muthu (2) Block B-5, 20/F., Great Smart Tower, 230 Wanchai Road,	7,095,233 common shares Direct ownership	0.61%
Wanchai, Hong Kong
	500,000 common shares Indirect ownership through Banavees Resources	0.04%

Chen Ching Block B-5, 20/F., Great Smart Tower, 230 Wanchai Road,	7,595,267 common shares Direct ownership	0.66%
Wanchai, Hong Kong
	4,746,341 common shares Indirect ownership through Goldlynn Invest Limited	0.41%

Directors and Executive Officers as a Group (4)	77,545,371common shares	6.72%

Taipan International Limited LEVEL 1, LOT 7, BLOCK F , SAGUKING COMMERCIAL BUILDING , JALAN PATAU-PATAU LABUAN F.T. 87000 MALAYSIA	392,785,434 common shares Direct ownership	34.04%

Borneo Oil Berhad 1ST & 2ND FLOOR , VICTORIA POINT JALAN OKK AWANG BESAR W.P. LABUAN 87007, MALAYSIA	186,666,667 common shares Direct ownership	16.18%

Internet.com Ltd SUITE 4703, CENTRAL PLAZA, 18 HARBOUR ROAD, WANCHAI, HONG KONG	70,343,443 common shares Direct ownership	6.10%

Borneo Resources Limited LEVEL 1, LOT 7 , BLOCK F , SAGUKING COMMERCIAL BUILDING , JALAN PATAU-PATAU LABUAN F.T. 87000, MALAYSIA	130,928,478 common shares Direct ownership	11.35%

_____________

(1)

Applicable percentage ownership is based on 1,153,830,444 shares of common stock outstanding as of October 12, 2022, together with securities exercisable or convertible into shares of common stock within 60 days of October 12, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of October 12, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Jack Wong, our President and Chief Executive Officer, Balakrishnan B S Muthu, our CFO and a director, and Chen Ching, our director have not filed their respective Forms 3. These shareholders expect to file the forms in the near future.

Changes in Control

On May 12, 2021, the Company, through its wholly-owned subsidiary Gold Billion Global Limited, a company incorporated under the laws of the British Virgin Islands, entered into a Share Sale Agreement in relation to acquisition of the entire issued and paid-up share capital of Bio Resources Limited  with Taipan International Limited, a company incorporated under the laws of the Labuan, and Borneo Resources Limited, a company incorporated under the laws of the Labuan, and other individuals.  Under the terms of the Share Sale Agreement, the acquisition of the entire issued and paid-up share capital of BRL, through the Company’s wholly-owned subsidiary GBL, shall be satisfied by the issuance of 321,500,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) at a price per share of $0.03, and the issuance of promissory notes with a two-year term period for the amount of $20,355,000. The acquisition of BRL consummated on October 12, 2022.  The foregoing description of the Share Sale Agreement is qualified in its entirety by reference to the Share Sale Agreement which is filed as Exhibit 10.1 to this Current Report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Balakrishnan, one of our three directors, is not an independent director as he also serves as our executive officer. Messrs Chen, one of our three directors, is an independent director as he does not hold any position as an executive officer. Mr. Craven, one of our three directors, is not an independent director as he also serves as the executive officer of the Company’s wholly owned subsidiary Verde Renewables, Inc as of August 10, 2021.

Except as set forth below, there are no transactions during our two most recent fiscal years ended June 31, 2022 and 2021, or any currently proposed transaction, in which our Company was or to be participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

	For the Years ended
	June 30,
	2022	2021
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#3)	$7,314	$-
Other income – Sales of wash sand to:
Jusra Mining Merapoh Sdn Bhd (#1)	$10	$26,559
Site expenses:
Warisan Khidmat Sdn Bhd (#5)	$16,085	$-
Professional services provided by:
Federal Capital Investment Limited (#2)	$-	$24,000
Warisan Khidmat Sdn Bhd (#5)	$9,091	$-

Related party balances:
	June 30,
	2022	2021
Trade receivables
Borneo Eco Food Sdn Bhd (#3)	$5,933	$-

Deposits paid for acquisition of property and equipment
Borneo Energy Sdn Bhd (#3)	$5,000,000	$4,070,000

Other receivable
Jusra Mining Merapoh Sdn Bhd (#1)	$-	$26,338

Advanced to related parties
Advanced to Global Renewable Sdn Bhd (#4)	$-	$6,691

Trade Payables
Warisan Khidmat Sdn Bhd (#5)	$7,253	$-

Advanced from related parties
Advanced from BOG (#6)	$555,527	$579,783
Advanced from Federal Capital Investment Limited (#7)	$-	$6,000

___________

(#1) Lamax Gold Limited (“LGL”) held 15% equity interests of Champmark Sdn Bhd which was disposed off on October 20, 2021 to Verde Resources Asia Pacific Limited (formerly known as Gold Billion Global Limited) and is also the major shareholder of Jusra Mining Merapoh Sdn Bhd.

(#2) One of the directors of Federal Capital Investment Limited, Mr. Wu Ming Ding, has resigned as director of the Company effective February 20, 2016.

(#3) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd. and Borneo Energy Sdn Bhd, and held 20.0% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2021 and June 30, 2022, respectively.

(#4) Balakrishnan B.S. Muthu is the common director of Global Renewable Sdn Bhd and the Company, and had since resigned from Global Renewable Sdn. Bhd. in January 2022.

(#5) Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by a Director of Verde Malaysia.

(#6) Borneo Oil and Gas Corporation Sdn Bhd (“BOG”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 20.0% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2021 and June 30, 2022, respectively). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2022 and 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K, and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Audit Fees (1)	$55,000	$48,200
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$2,040	$2,000
All Other Fees (4)	$-	$-
Total	$57,040	$50,200

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

VERDE RESOURCES, INC.
(Registrant)

Dated: November 4, 2022	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer and Director
(Principal Executive Officer)

Dated: November 4, 2022	By:	/s/ Chen Ching
Chen Ching
Director

Dated: November 4, 2022	By:	/s/ Carl M. Craven
Carl M. Craven
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 4, 2022	By:	/s/ Jack Wong
Jack Wong
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2022	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)

