Form 10-Q
period 2022-09-30
VERDE RESOURCES, INC.
filed 2022-11-17
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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
(Address of principal executive offices)

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

As of November 15, 2022, there were 836,619,265 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

2

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including our Current Report on Form 10-K filed with the Securities and Exchange Commission on November 4, 2022.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that can be expected for the year ended June 30, 2023.

VERDE RESOURCES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

4

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2022	June 30, 2022
ASSETS
Current asset:
Cash and cash equivalents	$748,351	$418,917
Accounts receivable	28,132	21,028
Inventories	83,204	87,035
Other receivables, deposits and prepayments	189,303	119,238

Total current assets	1,048,990	646,218

Non-current assets:
Property and equipment, net	1,923,833	1,048,893
Right of use assets, net	660,000	685,714
Mining rights	18,728	27,088
Security deposit	-	240,000
Deposit paid for acquisition of subsidiaries	25,935,550	25,935,550
Deposit paid for acquisition of property and equipment	5,080,000	5,080,000

Total non-current assets	33,618,111	33,017,245

TOTAL ASSETS	$34,667,101	$33,663,463

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,400	$18,211
Accrued liabilities and other payables	269,994	283,656
Lease liabilities	116,905	75,224
Promissory notes	19,010,255	18,484,028
Amounts due to related parties	530,362	555,527

Total current liabilities	19,932,916	19,416,646

Non-current liabilities:
Lease liabilities	285,154	97,900

Total non-current liabilities	285,154	97,900

TOTAL LIABILITIES	20,218,070	19,514,546

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 820,688,055 and 819,188,055 issued and outstanding as of September 30, 2022 and June 30, 2022	820,688	819,188
Common stock, $0.001 par value; 15,328,029 and 0 shares to be issued as of September 30, 2022 and June 30, 2022	15,328	-
Additional paid-in capital	24,505,062	22,945,190
Accumulated other comprehensive loss	822,279	742,459
Accumulated deficit	(11,714,326)	(10,357,920)
Stockholders’ equity	14,449,031	14,148,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,667,101	$33,663,463

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,
	2022	2021

Revenue, net	$26,312	$-

Cost of revenue	(47,939)	-

Gross loss	(21,627)	-

Operating expenses:
General and administrative expenses	(810,442)	(363,996)
Total operating expenses	(810,442)	(363,996)

LOSS FROM OPERATION	(832,069)	(363,996)

Other (expense) income :
Interest expense	(530,112)	(470,766)
Other income	5,775	12,090
Total other expense, net	(524,337)	(458,676)

LOSS BEFORE INCOME TAXES	(1,356,406)	(822,672)

Income tax expense	-	-

NET LOSS	(1,356,406)	(822,672)

Net loss attributable to non-controlling interest	-	(4,379)
Net loss attributable to Verde Resources Inc., shareholders	-	(818,293)

	$(1,356,406)	$(822,672)

Other comprehensive income:
– Foreign currency adjustment gain	79,820	8,994
Less: other comprehensive income attributable to non-controlling interest	-	1,349
Add: other comprehensive income attributable to Verde Resources Inc., shareholders	79,820	7,645

COMPREHENSIVE LOSS	$(1,276,586)	$(809,299)

Net loss per share:
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	820,182,620	810,742,109
– Diluted	835,510,649	810,742,109

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three Months ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,356,406)	$(822,672)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	27,952	1,086
Amortization	32,919	7,776
Stock-based compensation	232,500	96,128
Finance cost interest element of promissory notes (non-cash)	526,227	470,766
Change in operating assets and liabilities:
Accounts receivable	(8,141)	-
Other receivables, deposits and prepayments	(70,165)	87
Inventories	(462)	-
Accounts payables	(11,912)	(721)
Accrued liabilities and other payables	9,413	2,445
Advanced from sub-contractor and related parties	17,091	291
Net cash used in operating activities	(600,984)	(244,814)

Cash flows from investing activity:
Purchase of property and equipment	(424,248)	-
Net cash used in investing activity	(424,248)	-

Cash flows from financing activities:
Repayments to related parties	-	(79,518)
Proceeds from common shares and additional paid in capital	1,323,200	-
Repayments to lease liabilities	(11,814)	-
Net cash provided by (used in) financing activities	1,311,386	(79,518)

Net change in cash and cash equivalent	286,154	(324,332)

Foreign currency translation adjustment	43,280	5,805

Net change in cash and cash equivalents	329,434	(318,527)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	418,917	2,117,622

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$748,351	$1,799,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock			Accumulated other		Non-	Total
	No. of shares	Amount	Additional paid-in capital	comprehensive income	Accumulated losses	controlling interest	stockholders’ equity

Balance as of July 1, 2022	819,188,055	$819,188	$22,945,190	$742,459	$(10,357,920)	$-	$14,148,917

Share issued to service provider	1,500,000	1,500	231,000	-	-	-	232,500
Shares to be issued	15,328,029	15,328	1,328,872	-	-	-	1,344,200
Net loss for the period	-	-	-	-	(1,356,406)		(1,356,406)
Foreign currency translation adjustment	-	-	-	79,820	-	-	79,820

Balance as of September 30, 2022	835,724,316	$836,016	$24,505,062	$822,279	$(11,714,326)	$-	$14,449,031

Balance as of July 1, 2021	779,742,109	$779,742	$20,699,067	$646,205	$(5,913,255)	$(441,834)	$15,769,925

Shares issued for acquisition	31,000,000	31,000	899,000	-	-	-	930,000
Stock based compensation	-	-	96,128	-	-	-	96,128
Net loss for the period	-	-	-	-	(818,293)	(4,379)	(822,672)
Foreign currency translation adjustment	-	-	-	7,645	-	1,349	8,994

Balance as of September 30, 2021	810,742,109	$810,742	$21,694,195	$653,850	$(6,731,548)	$(444,864)	$15,982,375

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Verde Resources, Inc. (“We” or “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A..

We currently operate in two lines of business: (i) gold exploration and mining through Champmark Sdn. Bhd., a Malaysian corporation (“CSB”); and (ii) production and distribution of renewable commodities through Verde Resources (Malaysia) Sdn. Bhd., a Malaysian corporation.  We intend to develop operations in the distribution of THC-free cannabinoid products through Verde Life Inc., an Oregon corporation. We are also engaged in investment opportunities in other non-mining areas including the bioenergy industry, real properties and the food & beverage sector.

The Company currently is engaged in the sale of gold mineral, distribution of THC-free cannabinoid (CBD) products, production and distribution of renewable commodities and real property holding.

As of September 30, 2022, the Company has the following subsidiaries:-

Company name	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”) (fka Gold Billion Global Limited)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“VRSB”)	Malaysia	Provision of consultation service and distribution of renewable agricultural commodities	100%

Verde Renewables, Inc. (“VRI”)	State of Missouri, U.S.A.	Management of a processing and packaging facility	100%

Verde Life Inc. (“VLI”)	State of Oregon, U.S.A.	Distribution of THC-free cannabinoid (CBD) products	100%

Champmark Sdn Bhd (“Champmark”)	Malaysia	Mining of minerals	100%

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting service, PR, branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri, U.S.A.	Holding real property	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

•	Basis of Presentation

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

In the opinion of management, the consolidated balance sheet as of June 30, 2022 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2023 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on November 4, 2022.

•	Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Verde Resources, Inc. and its subsidiaries. All significant inter-company balances and transactions within the Company and its subsidiaries have been eliminated upon consolidation.

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

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $748,356 and $418,917 in cash and cash equivalents at September 30, 2022 and June 30, 2022.

At September 30, 2022 and June 30, 2022, cash and cash equivalents consisted of bank deposits in a Malaysian bank and petty cash on hand.

•	Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At September 30, 2022 and June 30, 2022, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of September 30, 2022 and June 30, 2022, the longest credit term for certain customers are 60 days.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material, labor and overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of September 30, 2022 and June 30, 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Land and buildings	3-27.5 years
Plant and machinery	5-7 years
Office equipment	3 years
Project equipment	5 years
Computer	5 years
Motor vehicle	5 years
Furniture & fittings	5 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterment which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized in the unaudited condensed consolidated statements of income and other comprehensive income in other income or expenses.

•	Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property, plant and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

•	Revenue Recognition

ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

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

The Company recognized no impairment of ROU assets as of September 30, 2022 and June 30, 2022.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the unaudited condensed consolidated balance sheets at September 30, 2022 and June 30, 2022.

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

The Company adopted the ASC Topic 740, Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three months ended September 30, 2022 and 2021.

•	Foreign Currencies Translation

The Company’s reporting currency is the United States dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in United States dollars. The Company’s functional currency is the Malaysian Ringgit (“MYR”) which is a functional currency as being the primary currency of the economic environment in which their operations are conducted.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statement of operations.

For reporting purposes, in accordance with ASC Topic 830 ”Translation of Financial Statements”, capital accounts of the unaudited condensed consolidated financial statements are translated into United States dollars from MYR at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective period. The gains and losses resulting from translation of financial statements subsidiaries to the reporting currency are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	September 30, 2022	September 30, 2021
Period-end MYR:US$ exchange rate	4.23360	4.15511
Average period MYR:US$ exchange rate	0.22687	0.23895

•	Comprehensive Income

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

•	Recent Accounting Pronouncements

During the three months ended September 30, 2022, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s unaudited condensed consolidated financial statements.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated recurring losses and suffered from an accumulated deficit of $11,714,326 at September 30, 2022. The continuation of the Company as a going concern in the next twelve months is dependent upon the Company’s success in pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – BUSINESS SEGMENT INFORMATION

Currently, the Company has four reportable business segments, mainly operating in:

(i)	Gold mineral mining;

(ii)	Distribution of THC-free cannabinoid (CBD) products,

(iii)	Production and distribution of renewable commodities; and

(iv)	Holding of real property.

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three months ended September 30, 2022 and 2021:

	Three Months ended September 30, 2022
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$23,344	$2,050	$918	$26,312
Cost of revenue	-	-	(47,427)	-	(512)	(47,939)
Gross loss	-	-	(24,083)	(2,050)	406	(21,627)
General & administrative expenses	(47,060)	(25)	(498,779)	(23,453)	(241,125)	(810,442)
Loss from operations	(47,060)	(25)	(522,862)	(21,403)	(240,719)	(832,069)
Interest expense	-	-	(3,885)	-	(526,227)	(530,112)
Other income	5,775	-	-	-	-	5,775
Loss before income tax	(41,285)	(25)	(526,747)	(21,403)	(766,946)	(1,356,406)
Income tax	-	-	-	-	-	-
Net loss	$(41,285)	$(25)	$(526,747)	$(21,403)	$(766,946)	$(1,356,406)

Total assets at September 30, 2022	$36,503	$148,479	$865,687	$1,256,787	$32,359,645	$34,667,101

	Three Months ended September 30, 2021
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$-	$-	$-	$-
Cost of revenue	-	-		-	-	-
Gross loss	-	-	-	-	-	-
General & administrative expenses	(41,283)	-	-	(10,488)	(312,225)	(363,996)
Loss from operations	(41,283)	-	-	(10,488)	(312,225)	(363,996)
Interest expense	-	-	-	-	(470,766)	(470,766)
Other income	12,090	-	-	-	-	12,090
Loss before income tax	(29,193)	-	-	(10,488)	(782,991)	(822,672)
Income tax	-	-	-	-	-	-
Net loss	$(29,193)	$-	$-	$(10,488)	$(782,991)	$(822,672)

Total assets as September 30, 2021	$101,928	$-	$-	$555,311	33,145,572	$33,802,811

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended September 30,
	2022	2021

Malaysia	$11,612	$-
United States of America	14,700	-
	26,312	-

NOTE 5 – OTHER RECEIVABLE, DEPOSITS AND PREPAYMENTS

Other receivable, deposits and prepayments as of September 30, 2022 and June 30, 2022 consist of the following:

	September 30, 2022	June 30, 2022

Deposits	$148,451	$118,516
Prepayments	40,010	722
Other receivables	842	-

	$189,303	$119,238

NOTE 6 – PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2022 and June 30, 2022 is as follows:

	September 30, 2022	June 30, 2022

Land and building	$2,106,599	$1,642,102
Plant and machinery	467,257	134,198
Office equipment	22,697	23,353
Project equipment	585,055	615,420
Computer	14,717	14,846
Motor vehicle	276,303	225,861
Furniture & fittings	10,270	2,527
	3,482,898	2,658,307
Less: accumulated depreciation	(1,559,065)	(1,609,414)
	$1,923,833	$1,048,893

Depreciation expense for the three months ended September 30, 2022 and 2021 totaled $27,952 and $1,086, respectively.

Land and building with the net carrying value of $740,604 at September 30, 2022 ($746,145 at June 30, 2022) was pledged to a financial institution for facilities granted.

NOTE 7 – DEPOSITS PAID

At September 30, 2022 and June 30, 2022, deposits consist of the following:

	September 30, 2022	June 30, 2022
Deposits paid for acquisition of subsidiaries
- Bio Resources Limited (#1)	$25,935,550	$25,935,550

Deposits paid for acquisition of property and equipment
- Intellectual property license (#2)	5,000,000	5,000,000
- Factory site (#3)	80,000	80,000
	$5,080,000	$5,080,000

Security deposit (#4)	$-	$240,000

___________

(#1) The Company announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party, and other unrelated third party individuals, in consideration of issuance of  321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is convertible into common shares within 60 days from October 12, 2022, and bearing zero coupon interest. The promissory note is priced at $16,290,550 considering the current market interest rate. This transaction was subsequently closed on October 12, 2022.

(#2) On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of a biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. This acquisition is currently in progress and the completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. The consideration shall be refundable if the transaction fails to complete.

(#3) On June 11, 2021, VRAP entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory site from a Malaysia company Segama Ventures Sdn Bhd (“Segama Ventures”), an unrelated third party, in order to expand the Company’s biofraction plant in Malaysia. Under the terms of the SPA Agreement, the acquisition is satisfied by cash payment of $1,600,000 in two instalments of $800,000 each, one payment upon signing the SPA Agreement, and the second payment within three (3) months from the date of the SPA Agreement. A deposit of $800,000 was paid to Segama Ventures on June 10, 2021. On March 2, 2022, however, VRAP entered into a Cancellation of Sale and Purchase of Assets Agreement (“Cancellation Agreement”) for the cancellation of the Sale and Purchase of Assets Agreement to purchase the factory site from Segama Ventures that was signed on June 11, 2021.

Also on March 2, 2022, the Company, through VRAP, entered into a Commercial Lease Agreement and Option to Purchase (“Lease Agreement”) to lease the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rent for the entire Lease Term amounts to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) to be paid in advance upon commencement of the Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”). The refundable advance of $800,000 from the Cancellation Agreement above was utilized against the security deposit and payment of the advance rental.

(#4) On February 10, 2022, the Company, through VEL, a limited liability company incorporated in the State of Missouri, which is an indirect wholly-owned subsidiary of the Company via Verde Renewables, Inc., entered into a Commercial Lease Agreement and Option to Purchase (the “Lease Agreement”) a 24-acre property in La Belle from Jon Neal Simmons and Betty Jo Simmon (the “Landlord”) in order to kickstart carbon farming with biochar in Missouri. Under the Lease Agreement, the term of the lease was for a period of two (2) years and the Company had the right to renew the lease for a total of three renewal periods with each renewal term being two years. The base rent of $10,000 for the term, was payable on the commencement of the Lease Agreement, together with a security deposit of $240,000. The Lease Agreement also granted the Company the exclusive right and option to purchase the premises together with all the right title and interest from the Landlord for a consideration of $490,000 at any time during the two-year term of the lease. If the Company exercised the option to purchase the premises from the Landlord, the upfront lease payment and security deposit could be utilized as part payment of the purchase consideration.  The option to purchase was exercised on September 27, 2022.

NOTE 8 - MINING RIGHT

A lump sum payment of RM260,500 ($62,260) was made for a mining right over a period of 2 years up to June 13, 2023. The mining right is amortised on a straight-line basis over the term of the right.

The table below presents the movement of the right as recorded on the balance sheets.

	Three months ended September 30, 2022	Year Ended June 30, 2022
Balance as at July 1, 2022 and July 1, 2021	$27,088	$60,131
Amortization charge for the period	(7,205)	(30,779)
Foreign exchange adjustment	(1,155)	(2,264)
Balance as of September 30, 2022 and June 30, 2022	$18,728	$27,088

Amortization charge of mining right was $7,205 and $7,776 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 9 – AMOUNTS DUE TO RELATED PARTIES

The following breakdown of the balances due to related parties, consisted of:-

	September 30, 2022	June 30, 2022

BOG	$530,362	$555,527

Borneo Oil and Gas Corporation Sdn Bhd (“BOG”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 22.7% and 22.8% of the Company’s issued and outstanding common stock as of September 30, 2022 and June 30, 2022, respectively).. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 10 – PROMISSORY NOTES

On May 13, 2021, the Company announced the Share Sale Agreement dated May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party,  and other unrelated third party individuals, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is repayable by May 12, 2023, and bearing zero coupon interest. On January 20, 2022, the Company had reached a mutual agreement with the holders of the notes to enter into a Supplement to Promissory Note, with each noteholder, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted Common Stock priced at $0.0611 per share, which represented the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the noteholders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted common stock shall be confirmed in a subsequent written agreement.

The fair value of the outstanding promissory notes was calculated with the following assumptions:

Risk free rate	0.268%
Credit spread	6.513%
Liquidity risk premium	5.000%

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	September 30,	June 30,
	2022	2022
Balance at the beginning of period or year	$18,484,028	$16,535,942
Interest expense	526,227	1,948,086
Balance at the end of period or year	$19,010,255	$18,484,028

The Company recorded $526,227 and $470,766 interest expense on the promissory notes for the three months ended September 30, 2022 and 2021, respectively.

NOTE 11 - LEASES

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Condensed Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, the incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term.

The Company adopts a 5% as weighted average incremental borrowing rate to determine the present value of the lease payments. The weighted average remaining life of the lease was 3 years.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	September 30, 2022	June 30, 2022

Assets
Right-of-use asset #	$660,000	$685,714

Liabilities
Current:
Finance lease liabilities	$116,905	$75,224

Non-current:
Finance lease liabilities	285,154	97,900

Total lease liabilities	$402,059	$173,124

As of September 30, 2022, right-of-use assets were $660,000 and lease liabilities were $402,059.

As of June 30, 2022, right-of-use assets were $685,714 and lease liabilities were $173,124.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the periods.

	Three Months ended September 30,
	2022	2021

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$3,885	$-

Operating lease cost:
Operating lease expense (per ASC 842)	25,714	10,818

Total lease expense	$29,599	$10,818

Components of Lease Expense

The Company recognizes lease expense on a straight-line basis over the term of the operating leases, as reported within “general and administrative” expenses on the accompanying unaudited condensed consolidated statement of operations.

Future Contractual Lease Payments as of September 30, 2022

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and thereafter ending September 30:

Years ending September 30,	Operating and finance lease amount

2023	$116,905
2024	66,361
2025	69,797
2026	73,366
2027	66,956
Thereafter	8,674

Total minimum finance lease liabilities instalment payment	$402,059

Representing:-
Current liabilities	$116,905
Non-current liabilities	285,154
$402,059

For the three months ended September 30, 2022 and 2021, the amortization charge was $3,885 and $0, respectively.

# This leasing arrangement for the lease of the Segama factory amounting to $720,000 is for a lease term of seven (7) years and includes an exclusive right and option to purchase the factory site, together with all its right title and interest, for a consideration to be mutually agreed between the parties at any time during the period of two years from the date of the Lease Agreement. The Lease Payment and Security Payment shall be applied toward the Purchase Price upon VRAP exercising the option to purchase. The Company’s lease agreements do not contain any material restrictive covenants.

There are no corresponding lease liabilities recorded as the lease payments for the entire lease period has been paid upfront upon inception of the agreement.

NOTE 12 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no preferred shares outstanding as of September 30, 2022 and June 30, 2022.

The Company has no stock option plan, warrants, or other dilutive securities.

Common stock outstanding

On July 15, 2022, the Company issued a total of 1,500,000 restricted common shares at US$0.155 per share to two consultants pursuant to two consultant agreements; 1,000,000 restricted common shares were issued to Gary F. Zimmer and 500,000 restricted common shares were issued to Lisa Leilani Zimmer Durand, to serve as consultants to the Company. An aggregate of $232,500 was recognized as stock-based compensation under general and administrative expenses during the period ended September 30, 2022.

There were 820,688,055 and 819,188,055 shares of common stock issued and outstanding at September 30, 2022 and June 30, 2022, respectively.

NOTE 13 - INCOME TAX

For the three months ended September 30, 2022 and 2021, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Three Months ended September 30,
	2022	2021

Tax jurisdiction from:
- Local (US regime)	$(1,079,901)	$(638,989)
- Foreign, including
British Virgin Island	(99,335)	(154,489)
Malaysia	(177,170)	(29,194)

Loss before income taxes	$(1,356,406)	$(822,672)

The provision for income taxes consisted of the following:

Three Months ended September 30,
	2022	2021

Current tax:
- Local	$-	$-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in U.S.A. and Malaysia that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

VRDR, VRI and VLI are subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law on December 22, 2017. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented.

Net Operating Losses (NOLs) generated prior to January 1, 2018 are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely.  However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the three months ended September 30, 2022 and 2021, there were no operating income under US tax regime. A full valuation allowance has been provided against the deferred tax assets of $796,959 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $3,795,045 as the management believes it is more likely than not that these assets will not be realized in the future.

BVI

Under the current BVI law, VRAP is not subject to tax on income.

Malaysia

VRSB, Champmark and Wision are registered in Malaysia and Champmark is subject to the Malaysian corporate income tax at a standard income tax rate of 24% while VRSB and Wision with paid-up capital of MYR2.5 million or less, and gross business income of not more than MYR50 million are taxed at 17% on the first MYR600,000 and 24% for chargeable income in excess of MYR600,000 on the assessable income arising in Malaysia during its tax year.

As of September 30, 2022, the operation in Malaysia incurred $5,416,265 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $1,299,904 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Three Months ended September 30,
	2022	2021

Loss before income taxes	$(177,170)	$(29,194)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(42,521)	(7,007)
Non-deductible items	2,280	-
Net operating loss	40,241	7,007
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	September 30, 2022	June 30, 2022

Deferred tax assets:
Net operating loss carry forwards, from
US tax regime	$796,959	$1,983
Malaysia tax regime	1,299,904	1,204,288
Less: valuation allowance	(2,096,863)	(1,206,271)
Deferred tax assets, net	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be reversed in the unaudited condensed consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for the three months ended September 30, 2022 and 2021. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 14 - RELATED PARTY TRANSACTIONS

	For the Three Months ended
	September 30,
	2022	2021
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#3)	$7,158	$-
Other income – Sales of wash sand to:
Jusra Mining Merapoh Sdn Bhd (#1)	$-	$12,090
Site expenses:
Warisan Khidmat Sdn Bhd (#4)	$7,972	$-
Professional services provided by:
Warisan Khidmat Sdn Bhd (#4)	$4,647	$-

Related party balances:
	As of
	September 30, 2022	June 30, 2022
Trade receivables
Borneo Eco Food Sdn Bhd (#2)	$8,353	$5,933

Deposits paid for acquisition of property and equipment
Borneo Energy Sdn Bhd (#2)	$-	$5,000,000

Trade Payables
Warisan Khidmat Sdn Bhd (#3)	$-	$7,253

Advanced from related parties
Advanced from BOG (#4)	$530,362	$555,527

(#1) Lamax Gold Limited (“LGL”) held 15% equity interests of Champmark Sdn Bhd which was disposed on October 20, 2021 to Verde Resources Asia Pacific Limited (“VRAP”) (formerly known as Gold Billion Global Limited) and is also the major shareholder of Jusra Mining Merapoh Sdn Bhd.

(#2) Borneo Oil Berhad (“BOB”) is the ultimate holding company of Borneo Eco Food Sdn. Bhd. and Borneo Energy Sdn Bhd, and held 22.7% and 22.8% of the Company’s issued and outstanding common stock as of September 30, 2022 and June 30, 2022, respectively.

(#3) Warisan Khidmat Sdn, Bhd. is a company whose shareholdings is entirely held by Director of Verde Malaysia.

(#4) Borneo Oil and Gas Corporation Sdn Bhd (“BOG”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 22.7% and 22.8% of the Company’s issued and outstanding common stock as of September 30, 2022 and June 30, 2022, respectively). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 15 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended September 30, 2022 and 2021, there was no single customer whose revenue exceeded 10% of the revenue.

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2022, the Company has no material commitments or contingencies.

NOTE 17 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company issued the audited unaudited condensed consolidated financial statements.

On October 1, 2022, Balakrishnan B S Muthu resigned from his position as President of Verde Resources, Inc. (“Verde” or the “Company”).  Balakrishnan B S Muthu shall remain as Treasurer, Chief Financial Officer, General Manager and Director of Verde and Liang Wai Keen shall remain as Secretary of the Company.

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

On November 7, 2022, the Company issued a total of 15,931,210 restricted common shares comprising 291,667 restricted common shares for US$21,000 at US$0.072 per share to one non-US shareholder, 15,036,362 restricted common shares for US$1,323,200 at US$0.088 per share to five non-US shareholders and 603,181 restricted common shares for US$53,080 at US$0.088 per share to three US shareholders.

On November 8, 2022, Jack Wong has been appointed Chief Executive Officer of the Company’s wholly owned subsidiaries Verde Renewables, Inc and Verde Life Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K, as filed on November 4, 2022. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Overview

Verde Resources, Inc. (the “Company” or “VRDR”) was incorporated in the State of Nevada on April 22, 2010.

We currently operate in two lines of business: (i) gold exploration and mining through Champmark Sdn. Bhd., a Malaysian corporation (“CSB”); and (ii) production and distribution of renewable commodities through Verde Resources (Malaysia) Sdn. Bhd., a Malaysian corporation. We intend to develop operations in the distribution of THC-free cannabinoid products through Verde Life Inc., an Oregon corporation. The Company is also engaged in the investment opportunities in other non-mining areas including the bioenergy industry and the food & beverage sector.

The Company conducts business operations in Pahang Malaysia through Champmark Sdn Bhd (“CSB”), a private limited liability company incorporated in Malaysia, and a 100% subsidiary Verde Resources Asia Pacific Limited (“VRAP”) (formerly known as Gold Billion Global Limited), a company incorporated under the laws of the British Virgin Islands.

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

Results of Operations

For the three months ended September 30, 2022 and 2021:

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$26,312	$-	100%
Cost of revenue	$(47,939)	$-	-100%
Gross loss	$(21,627)	$-	-100%
Operating expenses	$810,442	$363,996	122.7%
Interest expense	$530,112	$470,766	12.6%
Other income, net	$5,775	$12,090	-52.2%
NET LOSS	$(1,356,406)	(822,672)	64.9%

The average rate of MYR : USD for three months ended September 30, 2022 and September 30, 2021 was 0.2213 and 0.2388 respectively.

Revenue

The revenue is mainly derived from the marketing fee and sales of products in Malaysia.

We have generated $26,312 and $0 revenues for the three months ended September 30, 2022 and 2021.

Cost of revenue

We have generated $47,939 and $0 cost of revenues for the three months ended September 30, 2022 and 2021.

Gross loss

We have recorded a gross loss of $21,627 and $0 for the three months ended September 30, 2022 and 2021.

Operating expense

Operating expenses comprised mainly of salaries, office costs, legal and professional fees. The increase in operating expenses for the period was mainly due to the increase of legal and professional fees during the period.

We have incurred $810,442 and $363,996 in operating expenses through September 30, 2022 and 2021.

Other income (expense), net

We have interest expense of $530,112 and $470,766 for the three months ended September 30, 2022 and 2021.

We have other net income of $5,775 and $12,090 for the three months ended September 30, 2022 and 2021.

Net loss

As a result of the above factors, the Company incurred a net loss of $1,356,406 and $822,672 for the three months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the three months ended September 30, 2022 and 2021.

Cash Flow Date	September 30, 2022	September 30, 2021

Net Cash (Used in) operating activities	$(600,984)	$(244,814)
Net Cash (Used in) investing activity	(424,248)	-
Net Cash Provided by (Used in) financing activities	1,311,386	(79,518)
Effect of exchange rate fluctuation on cash and cash equivalents	43,280	5,805
Net increase in cash and cash equivalents	329,434	(318,527)
Cash and cash equivalents, beginning of period	418,917	2,117,622
Cash and cash equivalents, ending of period	$748,351	$1,799,095

Net Cash Provided by (Used in) Operating Activities

For the three months ended September 30, 2022, the Company had incurred net loss from operation of $1,356,406 which posted a negative impact to the Company’s cash flow. The reconciliation on non-cash items such as interest expenses, depreciation and amortization provide positive impact on cash.

In the operation analysis, the net cash used in operating activities increased from $244,814 to $600,984.  the operation loss of $1,356,406 was partially offset by the noncash expenses such as $27,952 in depreciation, $32,919 in amortization, $232,500 in share-based compensation and $526,227 in interest expenses on promissory notes. In the operating assets and liabilities, the net increase in current assets resulted mainly from an increase of other receivables, deposits and prepayments of $70,165 whereas the net increase in current liabilities resulted mainly from $17,091 increase of advanced from sub-contractor and related parties. The final result of the cash flow used in operating activities was $600,984.

In the operation analysis, the operation loss of $1,395,606 was partially offset by the noncash expenses such as $27,952 in depreciation, $32,919 in amortization, $232,500 in share-based compensation and $526,227 in interest expenses on promissory notes. In the operating assets and liabilities, the net increase in current assets resulted from an increase of other receivables, deposits and prepayments of $30,965 whereas the net increase in current liabilities resulted from $1,332,613 increase of accrued liabilities and accounts payable. The final result of the cash flow used in operating activities was $722,216 positive cash flow effect.

Net Cash Provided by (Used in) Investing Activity

The net cash used by investing activity of $424,248 resulted from purchase of property and equipment for the three months ended September 30, 2022.

Net Cash Provided by (Used in) Financing Activities

The net cash provided by financing activities of $1,311,386 resulted from proceeds from shares to be issued of $1,323,200 net off repayments to lease liabilities for the three months ended September 30, 2022 of $11,814.

The cash flow situation will not allow for operations in the coming next 12 months by self-generated cash provided from operating activities. The Company needs to increase cash flow supplies with a long term plan until the Company makes sustainable profits and has a positive cash flow. Otherwise, loans from related parties may be a temporary solution, although we have no written loan agreements . There is no guarantee that we will be able to secure adequate financing. If we fail to secure sufficient funds, our business activities may be curtailed, or we may cease to operate.

Working Capital

As of September 30, 2022 and June 30, 2022, we had cash and cash equivalent of $748,351 and $418,917, respectively. As of September 30, 2022 and June 30, 2022, we have incurred accumulated operating losses of $11,714,326 and $10,357,920, respectively.

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

As of September 30, 2022 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During the 2022, the Company has been undertaking tremendous enlargement and expansion which rendered the management to re-consider the available of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of September 30, 2022. In the meantime, management has appointed external consultants to minimise risk and ascertain compliance of the requirements.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended September 30, 2022.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101*

___________

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2022, and June 30, 2022, (ii) Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: November 17, 2022	By:	/s/ Jack Wong
Jack Wong
President and Chief Executive Officer
(Principal Executive Officer)

