Form 10-Q
period 2022-12-31
VERDE RESOURCES, INC.
filed 2023-02-14
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 10, 2023 there were 1,173,576,654 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2022 are not necessarily indicative of the results that can be expected for the year ended June 30, 2023.

VERDE RESOURCES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED DECEMBER 31, 2022

4

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$363,560	$418,917
Accounts receivable	16,565	21,028
Inventories	104,462	87,035
Amount due from related party	100	-
Prepayments	595,869	722
Other receivables and deposits	210,414	118,516

Total current assets	1,290,968	646,218

Non-current assets:
Property, plant and equipment, net	2,365,697	1,048,893
Right of use assets, net	693,596	685,714
Mining rights	12,328	27,088
Intangible asset	30,192,771	-
Security deposit	80,000	320,000
Deposit paid for acquisition of subsidiaries	-	25,935,550
Deposit paid for acquisition of property, plant and equipment	5,000,000	5,000,000

Total non-current assets	38,344,392	33,017,245

TOTAL ASSETS	$39,635,360	$33,663,463

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,483	$18,211
Accrued liabilities and other payables	392,299	283,656
Finance lease liabilities	169,496	75,224
Operating lease liability	18,975	-
Bank loan	50,000	-
Promissory notes	-	18,484,028
Amount due to director	22,737	-
Amounts due to related parties	893,045	555,527

Total current liabilities	1,595,035	19,416,646

Non-current liabilities:
Finance lease liabilities	686,883	97,900
Operating lease liability	40,335	-

Total non-current liabilities	727,218	97,900

TOTAL LIABILITIES	2,322,253	19,514,546

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,173,576,654 and 819,188,055 issued and outstanding as of December 31, 2022 and June 30, 2022	1,173,576	819,188
Additional paid-in capital	45,218,582	22,945,190
Accumulated other comprehensive income	731,091	742,459
Accumulated deficit	(9,810,142)	(10,357,920)
Stockholders’ equity	37,313,107	14,148,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,635,360	$33,663,463

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended December 31,		Six Months ended December 31,
	2022	2021	2022	2021

Revenue, net	$81,140	$-	$107,452	$-

Cost of revenue	(31,656)	-	(79,595)	-

Gross profit	49,484	-	27,857	-

Operating expenses:
General and administrative	(862,080)	(359,105)	(1,672,522)	(723,101)
Total operating expenses	(862,080)	(359,105)	(1,672,522)	(723,101)

LOSS FROM OPERATION	(812,596)	(359,105)	(1,644,665)	(723,101)

Other (expense) income:
Interest expense	(1,349,548)	(484,168)	(1,879,660)	(954,934)
Other income	1,878	25	7,653	12,115
Total other expense, net	(1,347,670)	(484,143)	(1,872,007)	(942,819)

LOSS BEFORE INCOME TAXES	(2,160,266)	(843,248)	(3,516,672)	(1,665,920)

Income tax expense	-	-	-	-

NET LOSS	(2,160,266)	(843,248)	(3,516,672)	(1,665,920)

Comprising:
Net loss attributable to noncontrolling interest	-	(12,556)	-	(16,935)
Net loss attributable to Verde Resources Inc., shareholders	-	(830,692)	-	(1,648,985)

	$(2,160,266)	$(843,248)	$(3,516,672)	$(1,665,920)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) income	(91,188)	(5,423)	(11,368)	3,571
Less: other comprehensive (loss) income attributable to non-controlling interest	-	(814)	-	535
Add: other comprehensive income attributable to Verde Resources Inc., shareholders	(91,188)	(4,609)	(11,368)	3,036

COMPREHENSIVE LOSS	$(2,251,454)	$(848,671)	$(3,528,040)	$(1,662,349)

Net loss per share
– Basic	$0.00	$0.00	$0.00	$0.00
– Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding
– Basic	867,178,851	810,742,109	867,178,851	810,742,109
– Diluted	867,178,851	810,742,109	867,178,851	810,742,109

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six Months ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(3,516,672)	$(1,665,920)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation of property, plant and equipment	79,907	5,220
Amortization	65,822	15,585
Stock-based compensation	307,457	191,222
Finance cost interest element of promissory notes (non-cash)	1,870,972	954,934
Lease interest expense	8,688	-
Gain on disposal of property, plant and equipment	(600)	-
Changes in operating assets and liabilities:
Accounts receivable	4,489	-
Other receivables, deposits and prepayments	(110,088)	(84,933)
Inventories	(17,320)	-
Accounts payables	30,250	(723)
Accrued liabilities and other payables	83,991	28,433
Advanced from director	200	-
Advanced from related parties	202,117	12,623
Net cash used in operating activities	(990,787)	(543,559)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	23,000	-
Payments of deposit for property, plant and equipment	-	(240,000)
Advanced to related parties	-	(118,848)
Net cash flows on acquisition of subsidiary company	1,140	-
Purchase of property, plant and equipment	(469,466)	(31,988)
Net cash used in investing activities	(445,326)	(390,836)

Cash flows from financing activities:
Repayments to lease liabilities	(26,494)	(2,610)
Drawdown of bank loan	100,000	-
Repayment of bank loan	(50,000)	-
Lease interest paid	(8,688)	-
Proceeds from issuance of common stock	1,376,280	-
Net cash provided by (used in) financing activities	1,391,098	(2,610)

Net change in cash and cash equivalent	(45,015)	(937,005)

Foreign currency translation adjustment	(10,342)	(3,888)

Net change in cash and cash equivalents	(55,357)	(940,893)

BEGINNING OF PERIOD	418,917	2,117,622

END OF PERIOD	$363,560	$1,176,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIXMONTHS ENDED DECEMBER 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	No. of shares	Common Shares Amount	Shares to be issued Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated losses	Non- controlling interest	Total stockholders’ equity

Balance as of July 1, 2022	819,188,055	$819,188	$-	$22,945,190	$742,459	$(10,357,920)	$-	$14,148,917

Share issued to service provider	1,500,000	1,500	-	231,000	-	-	-	232,500
Shares to be issued	15,328,029	-	15,328	1,328,872	-	-	-	1,344,200
Net loss for the period	-	-	-	-	-	(1,356,406)	-	(1,356,406)
Foreign currency translation adjustment	-	-	-	-	79,820	-	-	79,820

Balance as of September 30, 2022	836,016,084	$820,688	$15,328	$24,505,062	$822,279	$(11,714,326)	$-	$14,449,031

Shares issued to service provider	3,815,000	3,815	-	639,185	-	-	-	643,000
Shares issued for previously committed private placement	-	15,328	(15,328)	-	-	-	-	-
Shares issued for private placement	603,181	603	-	52,477	-	-	-	53,080
Shares issued for conversion of promissory note (“PN”)	333,142,389	333,142	-	20,021,858	-	-	-	20,355,000
Net loss for the period	-	-	-	-		(2,160,266)	-	(2,160,266)
Foreign currency translation adjustment	-	-	-	-	(91,188)	-	-	(91,188)
Fair value adjustment on conversion of PN	-	-	-	-	-	4,064,450	-	4,064,450

Balance as of December 31, 2022	1,173,576,654	$1,173,576	$-	$45,218,582	$731,091	$(9,810,142)	$-	$37,313,107

Balance as of July 1, 2021	779,742,109	$779,742	-	$20,699,067	$646,205	$(5,913,255)	$(441,834)	$15,769,925

Shares issued for acquisition	31,000,000	31,000	-	899,000	-	-	-	930,000
Stock based compensation	-	-	-	96,128	-	-	-	96,128
Net loss for the period	-	-	-	-	-	(818,293)	(4,379)	(822,672)
Foreign currency translation adjustment	-	-	-	-	7,645	-	1,349	8,994

Balance as of September 30, 2021	810,742,109	$810,742	$-	$21,694,195	$653,850	$(6,731,548)	$(444,864)	$15,982,375
			-
Stock based compensation	-	-	-	95,094	-	-	-	95,094
Net loss for the period	-	-	-	-	-	(830,692)	(12,556)	(843,248)
Foreign currency translation adjustment	-	-	-	-	(4,609)	-	(814)	(5,423)

Balance as of December 31, 2021	810,742,109	$810,742	$-	$21,789,289	$649,241	$(7,562,240)	$(458,234)	$15,228,798

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022, the Company has the following subsidiaries:-

Company name	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”) (fka Gold Billion Global Limited)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“VRSB”)	Malaysia	Provision of consultation service and distribution of renewable agricultural commodities	100%

Verde Renewables, Inc. (“VRI”)	State of Missouri, U.S.A.	Management of a processing and packaging facility	100%

Verde Life Inc. (“VLI”)	State of Oregon, U.S.A.	Distribution of THC-free cannabinoid (CBD) products	100%

Champmark Sdn Bhd (“Champmark”)	Malaysia	Mining of minerals	100%

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting service, PR, branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri, U.S.A.	Holding real property	100%

Bio Resources Limited (“BRL”)	Labuan, Malaysia	Provision of proprietary pyrolysis technology and investment holding	100%*

* The acquisition of BRL was completed on October 12, 2022.

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

In the opinion of management, the condensed consolidated balance sheet as of June 30, 2022 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2023 or for any future period.

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

The unaudited condensed consolidated financial statements include the financial statements of Verde Resources, Inc. and its subsidiaries. All significant inter-company balances and transactions within the Company and its subsidiaries have been eliminated upon consolidation. The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired, and liabilities assumed to be valued at their fair market values at the acquisition date.

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

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $363,560 and $418,917 in cash and cash equivalents at December 31, 2022 and June 30, 2022.

At December 31, 2022 and June 30, 2022, cash and cash equivalents consisted of bank deposits and petty cash on hands.

•	Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2022 and June 30, 2022, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of December 31, 2022 and June 30, 2022, the longest credit term for certain customers are 60 days.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material, labor and overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of December 31, 2022 and June 30, 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

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

•	Intangible assets

Intangible assets acquired from third parties are measured initially at fair value, with finite lives of 10 years, which are reviewed for indicators of impairment at least annually. These intangible assets are to be amortized over these estimated useful lives on a straight-line basis, upon the success of its commercial operation.

•	Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment and intangible assets owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

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

The Company recognized no impairment of ROU assets as of December 31, 2022 and June 30, 2022.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the unaudited condensed consolidated balance sheets at December 31, 2022 and June 30, 2022.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three and six months ended December 31, 2022 and 2021.

•	Foreign Currencies Translation

The Company’s reporting currency is the United States dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in United States dollars. In addition, some of the Company’s subsidiaries operating in Malaysia maintain their books and records in the local currency, Malaysian Ringgit (“MYR”) which is their functional currency, being the primary currency of the economic environment in which their operations are conducted.  In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Shareholders’ equity is translated using the historical rates. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	December 31, 2022	December 30, 2021
Period-end MYR:US$ exchange rate	0.22715	0.24004
Average period MYR:US$ exchange rate	0.22102	0.23931

•	Comprehensive Income

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

The operations of the Company have been,and may in the future be affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepayments and other receivables, accounts payable, accrued liabilities and other payables, loans payable, and amounts due to related parties approximate their fair values because of the short maturity of these instruments.

•	Recent Accounting Pronouncements

During the period ended December 31, 2022, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s unaudited condensed consolidated financial statements.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated recurring losses and suffered from an accumulated deficit of $9,810,142 at December 31, 2022. The continuation of the Company as a going concern in the next twelve months is dependent upon the Company pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – BUSINESS SEGMENT INFORMATION

Currently, the Company has five reportable business segments:

(i)	Gold mineral mining;

(ii)	Distribution of THC-free cannabinoid (CBD) products;

(iii)	Production and distribution of renewable commodities;

(iv)	Holding of real property; and

(v)	Licensor of proprietary pyrolysis technology

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three and six months ended December 31, 2022 and 2021:

	Three Months ended December 31, 2022
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$-	$55,921	$21,171	$-	$4,048	$81,140
Cost of revenue	-	-	(31,202)	-	-	(454)	(31,656)
Gross profit	-	-	24,719	21,171	-	3,594	49,484
Selling, general & administrative expenses	(60,396)	(2,550)	(503,630)	(63,797)	(653)	(231,054)	(862,080)
Loss from operations	(60,396)	(2,550)	(478,911)	(42,626)	(653)	(227,460)	(812,596)
Interest expenses	-	-	(4,803)	-	-	(1,344,745)	(1,349,548)
Other income	281	-	636	-	-	961	1,878
Loss before income tax	(60,115)	(2,550)	(483,078)	(42,626)	(653)	(1,571,244)	(2,160,266)
Income tax	-	-	-	-	-	-	-
Net loss	$(60,115)	$(2,550)	$(483,078)	$(42,626)	$(653)	$(1,571,244)	$(2,160,266)

Total assets at December 31, 2022	$29,169	$315,929	$1,685,244	$1,253,068	$30,202,975	$6,148,975	$39,635,360

	Three Months ended December 31, 2021
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$-	$-	$-	$-
Cost of revenue	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-
Selling, general & administrative expenses	(66,093)	(1,755)	(17,640)	(92,254)	(181,363)	(359,105)
Loss from operations	(66,093)	(1,755)	(17,640)	(92,254)	(181,363)	(359,105)
Interest expenses	-	-	-	-	(484,168)	(484,168)
Other income	25	-	-	-	-	25
Loss before income tax	(66,068)	(1,755)	(17,640)	(92,254)	(665,531)	(843,248)
Income tax	-	-	-	-	-	-
Net loss	$(66,068)	$(1,755)	$(17,640)	$(92,254)	$(665,531)	$(843,248)

Total assets as December 31, 2021	$66,732	$150,975	$-	$465,267	32,882,177	$33,565,151

	Six Months ended December 31, 2022
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$-	$79,265	$23,221	$-	$4,966	$107,452
Cost of revenue	-	-	(78,629)	-	-	(966)	(79,595)
Gross profit	-	-	636	23,221	-	4,000	27,857
Selling, general & administrative expenses	(107,456)	(2,575)	(1,002,409)	(87,250)	(653)	(472,179)	(1,672,522)
Loss from operations	(107,456)	(2,575)	(1,001,773)	(64,029)	(653)	(468,179)	(1,644,665)
Interest expenses	-	-	(8,688)	-	-	(1,870,972)	(1,879,660)
Other income	6,056	-	636	-	-	961	7,653
Loss before income tax	(101,400)	(2,575)	(1,009,825)	(64,029)	(653)	(2,388,190)	(3,516,672)
Income tax	-	-	-	-	-	-	-
Net loss	$(101,400)	$(2,575)	$(1,009,825)	$(64,029)	$(653)	$(2,388,190)	$(3,516,672)

Total assets at December 31, 2022	$29,169	$315,929	$1,685,244	$1,253,068	$30,202,975	$6,148,975	$39,635,360

	Six Months ended December 31, 2021
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$-	$-	$-	$-
Cost of revenue	-	-		-	-	-
Gross profit	-	-	-	-	-	-
Selling, general & administrative expenses	(107,376)	(1,755)	(17,640)	(102,742)	(493,588)	(723,101)
Loss from operations	(107,376)	(1,755)	(17,640)	(102,742)	(493,588)	(723,101)
Interest expenses	-	-	-	-	(954,934)	(954,934)
Other income	12,115	-	-	-	-	12,115
Loss before income tax	(95,261)	(1,755)	(17,640)	(102,742)	(1,448,522)	(1,665,920)
Income tax	-	-	-	-	-	-
Net loss	$(95,261)	$(1,755)	$(17,640)	$(102,742)	$(1,448,522)	$(1,665,920)

Total assets as December 31, 2021	$66,732	$150,975	$-	$465,267	32,882,177	$33,565,151

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended December 31,		Six Months ended December 31,
	2022	2021	2022	2021

Malaysia	$10,621	$-	$22,233	$-
United States	70,519	-	85,219	-
	$81,140	$-	$107,452	$-

NOTE 5 – OTHER RECEIVABLE AND DEPOSITS

Other receivable, deposits and prepayments as of December 31, 2022 and June 30, 2022 consisted of the following:

	December 31, 2022	June 30, 2022

Deposits	$201,466	$118,516
Other receivables	8,946	-
	$210,414	$118,516

NOTE 6 –INTANGIBLE ASSET

On May 13, 2021, the Company announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party,  and other unrelated third party individuals, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is repayable by May 12, 2023, and bearing zero coupon interest. On January 20, 2022, the Company had reached a mutual agreement with the Lenders of the Notes to enter into a Supplement to Promissory Note, with each Lender, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted Common Stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The conversion of the promissory notes were completed on December 9, 2022 with the issuance of 333,142,389 of the Company’s restricted Common Stock. The acquisition of BRL was consummated on October 12, 2022.

Bio Resources Limited (“BRL”) is the beneficial and/or registered proprietor of the intellectual property known as “Catalytic Biofraction Process”, which is a slow pyrolysis process using a proprietary catalyst to depolymerise palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degrees Celsius to 500 degrees Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like palm biomass wastes is used as feedstock. Upon fulfilling UN’s (United Nations) ACM 22 protocol as well as LCA (Life Cycle Assessment) requirements, it is anticipate that the by-products from this IP with fair value of $30,192,771 would lead to certification and issuance of Carbon Avoidance Credits as well as Carbon Removal Credits to generate carbon revenue for the Company.

During this quarter, the Company has not operated the use of its intellectual property rights to generate its revenue. Therefore, no amortization was provided.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

A summary of property and equipment at December 31, 2022 and June 30, 2022 is as follows:

	December 31, 2022	June 30, 2022

Land and building	$2,151,709	$1,642,102
Plant and machinery	491,536	134,198
Office equipment	24,097	23,353
Project equipment	616,169	615,420
Computer	15,943	14,846
Motor vehicle	741,735	225,861
Furniture & fittings	10,320	2,527
	4,051,509	2,658,307
Less: accumulated depreciation	(1,685,812)	(1,609,414)
	$2,365,697	$1,048,893

Depreciation expense for the three months ended December 31, 2022 and 2021 totalled $51,955 and $4,134, respectively.

Depreciation expense for the six months ended December 31, 2022 and 2021 totalled $79,907 and $5,220, respectively.

Land and building with the net carrying value of $735,063 at December 31, 2022 and $746,145 at June 30, 2022 were pledged to a financial institution for facilities granted.

NOTE 8 – DEPOSITS PAID

At December 31, 2022 and June 30, 2022, deposits consist of the following:

	December 31, 2022	June 30, 2022
Deposits paid for acquisition of subsidiaries
- Bio Resources Limited (#1)	$-	$25,935,550

Deposits paid for acquisition of property, plant and equipment (#2)	5,000,000	5,000,000

Security deposit
- Factory site (#3)	80,000	80,000
- Land and building (#4)	$-	$240,000
	$80,000	$320,000

(#1) The Company announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party, and other unrelated third party individuals, in consideration of issuance of  321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021 and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 was convertible into common shares within 60 days from October 12, 2022, and bearing zero coupon interest. The promissory note was priced at $16,290,550 considering the market interest rate then.  This transaction was subsequently closed on October 12, 2022.

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

(#3) On March 2, 2022, the Company, through VRAP, entered into a Commercial Lease Agreement and Option to Purchase (“Lease Agreement”)  the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rental for the entire Lease Term amounts to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) which shall be paid in advance upon commencement of the Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”).

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

NOTE 9 - MINING RIGHT

A lump sum payment of RM260,500 ($62,260) was made for a mining right over a period of 2 years up to June 13, 2023. The mining right is amortized on a straight-line basis over the term of the right.

The table below presents the movement of the right as recorded on the balance sheets.

	Six months ended December 31, 2022	Year Ended June 30, 2022
Balance as at July 1, 2022 and July 1, 2021	$27,088	$60,131
Amortization charge for the period	(14,394)	(30,779)
Foreign exchange adjustment	(366)	(2,264)
Balance as of December 31, 2022 and June 30, 2022	$12,328	$27,088

Amortization charge of mining right was $7,188 and $7,809 for the three months ended December 31, 2022 and 2021, respectively.

Amortization charge of mining right was $14,394 and $15,585 for the six months ended December 31, 2022 and 2021, respectively.

NOTE 10 – AMOUNTS DUE TO RELATED PARTIES

The following breakdown of the balances due to related parties, consisted of:-

	December 31, 2022	June 30, 2022

Borneo Oil and Gas Corporation Sdn Bhd (“BOG”)	$718,168	$555,527
Borneo Energy Sdn Bhd	15,696	-
Taipan International Limited	119,153	-
Mr. Jack Wong	40,028
	893,045	555,527

Borneo Oil Berhad (“BOB”) (holding 16.1% and 22.8% of the Company’s issued and outstanding common stock as of December 31, 2022 and June 30, 2022, respectively) is the holding company of BOG and Borneo Energy Sdn Bhd. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

Taipan International Limited is one of the shareholders of the Company, and held 33.5% of the Company’s issued and outstanding common stock as of December 31, 2022. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

Mr. Jack Wong is the President and Chief Executive of the Company effective October 1, 2022.

NOTE 11 – PROMISSORY NOTES

On May 13, 2021, the Company announced the Share Sale Agreement dated May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party,  and other unrelated third party individuals, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 was repayable by May 12, 2023, and bearing zero coupon interest. On January 20, 2022, the Company had reached a mutual agreement with the Lenders of the Notes to enter into a Supplement to Promissory Note with each Lender, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted Common Stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. With the consummation of the acquisition of BRL on October 12, 2022, on December 9, 2022 the conversion of Promissory Notes was completed pursuant to a Supplementary Agreement dated December 7, 2022, with the issuance of  333,142,389 shares of the Company’s restricted Common Stock, at the price of $0.0611 per share, to the 17 Lenders, including the Company’s President and CEO, Jack Wong.

The fair value of the outstanding promissory notes as of June 30, 2022 was calculated with the following assumptions:

Risk free rate	0.268%
Credit spread	6.513%
Liquidity risk premium	5.000%

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	December 31,	June 30,
	2022	2022
Balance at the beginning of period or year	$18,484,028	$16,535,942
Interest expense	1,870,972	1,948,086
Converted to Company’s restricted common Stock	(20,355,000)	-
Balance at the end of period or year	$-	$18,484,028

The Company recorded $1,344,745 and $484,168 interest expense for the three months ended December 31, 2022 and 2021, respectively.

The Company recorded $1,879,660 and $954,934 interest expense for the six months ended December 31, 2022 and 2021, respectively.

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

Operating leases are included in the right-of-use lease assets, and current and non-current lease liabilities on the Unaudited Condensed Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, the incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term.

The Company adopts a 5% as weighted average incremental borrowing rate to determine the present value of the lease payments. The weighted average remaining life of the lease was 3 years.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	December 31, 2022	June 30, 2022

Assets
Right-of-use asset (#1)	$634,286	$685,714
Right-of-use asset (#2)	59,310	-
	693,596	685,714

Liabilities
Current:
Operating lease liabilities	$18,975	$-
Finance lease liabilities	$169,496	$75,224

Non-current:
Operating lease liabilities	$40,335	$-
Finance lease liabilities	686,883	97,900

Total lease liabilities	$915,689	$173,124

As of December 31, 2022, right-of-use assets were $693,596 and lease liabilities were $915,689.

As of June 30, 2022, right-of-use assets were $685,714 and lease liabilities were $173,124.

For the three months ended December 31, 2022 and 2021, the amortization charge on right-of use assets was $25,714 and $0, respectively.

For the six months ended December 31, 2022 and 2021, the amortization charge on right-of-use was $57,028 and $0, respectively.

(#1) This leasing arrangement for the lease of the Segama factory amounting to $720,000 is for a lease term of seven (7) years and includes an exclusive right and option to purchase the factory site, together with all its right title and interest, for a consideration to be mutually agreed between the parties at any time during the period of two years from the date of the Lease Agreement. The Lease Payment and Security Payment shall be applied toward the Purchase Price upon VRAP exercising the option to purchase. The Company’s lease agreements do not contain any material restrictive covenants.

There are no corresponding lease liabilities recorded as the lease payments for the entire lease period has been paid upfront upon inception of the agreement.

(#2)This leasing arrangement for the lease of the executive vehicle amounting to $84,718 is for a lease term of three (3) years and includes option to purchase the said vehicle at an agreed consideration as stated in the Lease Agreement. The purchase option fee shall be applied toward the Purchase Price upon VRI exercising the option to purchase. The Company’s lease agreements do not contain any material restrictive covenants.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the periods.

	Six Months ended December 31,
	2022	2021

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$8,688	$-

Operating lease cost:
Operating lease expense (per ASC 842)	65,867	10,818

Total lease expense	$74,555	$10,818

Components of Lease Expense

The Company recognizes operating lease expense on a straight-line basis over the term of the operating leases, comprising interest expense determined using the effective interest method, and amortization of the right-of-use asset, as reported within “general and administrative” expense on the accompanying unaudited condensed consolidated statement of operations.

Finance lease expense comprise of interest expenses determined using the effective interest method.

Future Contractual Lease Payments as of December 31, 2022

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and thereafter ending December 31:

Years ending December 31,	Operating and finance lease amount

2023	$188,471
2024	146,789
2025	150,206
2026	141,282
2027	124,164
Thereafter	164,777
Total minimum finance lease liabilities installment payment	$915,689

Representing:-
Current liabilities	$188,471
Non-current liabilities	727,218
$915,689

NOTE 13 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no preferred shares outstanding as of December 31, 2022 and June 30, 2022.

The Company has no stock option plan, warrants, or other dilutive securities.

Common stock outstanding

On July 15, 2022, the Company issued a total of 1,500,000 restricted common shares at US$0.155 per share to two consultants pursuant to two consultant agreements; 1,000,000 restricted common shares were issued to Gary F. Zimmer and 500,000 restricted common shares were issued to Lisa Leilani Zimmer Durand, to serve as consultants to the Company. An aggregate of $232,500 was recognized as stock-based compensation under general and administrative expenses during the period ended September 30,2022.

During period ended September 30, 2022, 15,328,029 restricted common shares were committed to be issued pursuant to private placement and were subsequently issued on November 7, 2022, comprising of 291,667 restricted common shares for US$21,000 at US$0.072 per share to one non-US shareholder, 15,036,362 restricted common shares for US$1,323,200 at US$0.088 per share to five non-US shareholders .

On November 7, 2022, the Company issued 603,181 restricted common shares for US$53,080 at US$0.088 per share to three US shareholders.

On October 26, 2022, the Company entered into a corporate consulting services agreement (the “Consulting Agreement”) for investor communication and public relations services with Dutchess Group LLC (“DGL”). On December 9, 2022, pursuant to terms of the Consulting Agreement, the Company issued a total of 1,500,000 restricted common shares at US$0.12 per share to DGL.

On November 30, 2022, the Company, through its wholly-owned subsidiary Verde Renewables, Inc.(“VRI”), a company incorporated in the State of Missouri, U.S.A., entered into a Services Agreement (the “Agreement”) with YM Tengku Chanela Jamidah YAM Tengku Ibrahim to engage her as its Director of Strategic Initiatives to promote and make introductions for the benefit of advancing the Company’s business and interests amongst her networks as designated in the Agreement. Under the Agreement, the Company will pay YM Tengku Chanela Jamidah YAM Tengku Ibrahim by the issuance of 1,000,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) in two tranches of 500,000 shares each on or before December 31, 2022 and December 31, 2023 respectively. The term of the Agreement will be for a fixed period of twenty-four (24) months commencing on November 30, 2022 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. On December 31, 2022, pursuant to terms of the Services Agreement, the Company issued a total of 500,000 restricted common shares at US$0.20 per share to YM Tengku Chanela Jamidah YAM Tengku Ibrahim.

On December 1, 2022, the Company through its wholly-owned subsidiary VRI, a company incorporated in the State of Missouri, U.S.A., entered into a Services Agreement (the “Agreement”) with Steven Sorhus to engage him as its Financial Controller to prepare monthly financial reports and financial projections, and oversee daily accounting practices of the Company and its subsidiaries as designated in the Agreement. Under the Agreement, the Company will pay Steven Sorhus by the issuance of 800,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) in two tranches of 300,000 shares on or before December 31, 2022 and 500,000 shares on or before December 31, 2023. The term of the Agreement will be for a fixed period of twenty-five (25) months commencing on December 1, 2022 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. On December 31, 2022, pursuant to terms of the Agreement, the Company issued a total of 500,000 restricted common shares at US$0.20 per share to Steven Sorhus.

On December 1, 2022, the Company through its wholly-owned subsidiary VRI, a company incorporated in the State of Missouri, U.S.A., entered into a Services Agreement (the “Agreement”) with EMGTA LLC (“EMGTA”). Under the Agreement, EMGTA will provide services to develop business plan and marketing strategy to facilitate business growth, and identify new customers and markets for the Company. The Company will pay EMGTA by the issuance of 750,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) in two tranches of 375,000 shares each on or before December 31, 2022 and December 31, 2023 respectively. The term of the Agreement will be for a fixed period of twenty-five (25) months commencing on December 1, 2022 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. On December 31, 2022, pursuant to terms of the Agreement, the Company issued a total of 375,000 restricted common shares at US$0.20 per share to EMGTA.

On December 15, 2022, the Company entered into a Services Agreement (the “Agreement”) with Looi Pei See to engage her as its consultant to develop the retail markets for the Company’s products and services in Malaysia and Singapore. On December 31, 2022, pursuant to terms of the Consulting Agreement, the Company issued a total of 1,140,000 restricted common shares at US$0.20 per share to Looi Pei See. The term of the Agreement will be for a fixed period of thirty-six (36) months.

There were 1,173,576,654 and 819,188,055 shares of common stock issued and outstanding at December 31, 2022 and June 30, 2022, respectively.

NOTE 14 - INCOME TAX

For the six months ended December 31, 2022 and 2021, the local (“United States of America”) and foreign components incurred loss before income taxes as follows:

	Six Months ended December 31,
	2022	2021

Tax jurisdiction from:
- Local (US regime)	$(3,023,344)	$(1,553,019)
- Foreign, including
British Virgin Island	(141,258)	-
Malaysia	(351,417)	(112,901)
Labuan, Malaysia	(653)	-

Loss before income taxes	$(3,516,672)	$(1,665,920)

The provision for income taxes consisted of the following:

Six Months ended December 31,
	2022	2021

Current tax:
- Local	$-	$-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company mainly operates in U.S.A. and Malaysia and are subject to taxes in the jurisdictions in which they operate, as follows:

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

The Company has provided for a full valuation allowance against the deferred tax assets of $895,584 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $4,264,686 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018 are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely.  However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the six months ended December 31, 2022 and 2021, there were no operating income under US tax regime.

BVI

Under the current BVI law, VRAP is not subject to tax on income.

Labuan

Under the current laws of the Labuan applicable to BRL, income derived from an intellectual property right is subject to tax under the Malaysian Income Tax Act 1967 (ITA) at 24% of its chargeable income. However, BRL is not subject to income tax, given that it was a net loss position during the current period presented.  The losses are presently not able to be carried forward to offset against its future operation income as income generating activities have not yet been undertaken.

Malaysia

VRSB, Champmark and Wision are registered in Malaysia and are subject to the Malaysian corporate income tax at a standard income tax rate of 24% on chargeable income.

For the six months ended December 31, 2022, the operation in Malaysia incurred $5,579,869 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia.  The Company has provided for a full valuation allowance against the deferred tax assets of $1,339,169 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Six Months ended December 31,
	2022	2021

Loss before income taxes	$(351,417)	$(112,901)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(84,340)	(27,096)
Non-deductible items	6,178	3,781
Operating losses unable to carried forward	157
Net operating loss	78,005	23,315
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	December 31, 2022	June 30, 2022

Deferred tax assets:
Net operating loss carryforwards, from
US tax regime	$895,584	$169,688
Malaysia tax regime	1,339,169	1,259,662
Less: valuation allowance	(2,234,753)	(1,429,350)
Deferred tax assets, net	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be reversed in the unaudited condensed consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for the six months ended December 31, 2022 and 2021. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 15 - RELATED PARTY TRANSACTIONS

	Six Months ended
	December 31,
	2022	2021
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#2)	$12,181	$-
Rental income:
Mr. Jack Wong (#5)	$19,121	$-
Other income – Sales of wash sand to:
Jusra Mining Merapoh Sdn Bhd (#1)	$-	$12,115
Site expenses:
Warisan Khidmat Sdn Bhd (#3)	$7,963	$-
Professional services provided by:
Warisan Khidmat Sdn Bhd (#3)	$9,283	$-

Related party balances:
	As of
	December 31, 2022	June 30, 2022
Trade receivables
Borneo Eco Food Sdn Bhd (#2)	$7,824	$5,933

Deposits paid for acquisition of property, plant and equipment
Borneo Energy Sdn Bhd (#2)	$-	$5,000,000

Trade Payables
Warisan Khidmat Sdn Bhd (#3)	$1,590	$7,253

Advanced from related parties
Advanced from BOG (#4)	$718,168	$555,527
Advanced from Borneo Energy Sdn Bhd (#2)	$15,696	$-
Taipan International Limited (#6)	$119,153	$-
Mr. Jack Wong (#5)	$40,028	$-

Advanced to related party
Vetrolysis Limited (#7)	$100	$-

Advanced from Director
Mr. Carl M. Craven	$22,737	$-

(#1) Lamax Gold Limited (“LGL”) held 15% equity interests of Champmark Sdn Bhd which was disposed on October 20, 2021 to Verde Resources Asia Pacific Limited (formerly known as Gold Billion Global Limited) and is also the major shareholder of Jusra Mining Merapoh Sdn Bhd.

(#2) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd. and Borneo Energy Sdn Bhd, and held 16.1% and 22.8% of the Company’s issued and outstanding common stock as of December 31, 2022 and June 30, 2022, respectively.

(#3) Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by Director of VRSB

(#4) Borneo Oil and Gas Corporation Sdn Bhd (“BOG”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 16.1% and 22.8% of the Company’s issued and outstanding common stock as of December 31, 2022 and June 30, 2022, respectively). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#5) Mr. Jack Wong is the President and Chief Executive of the Company effective October 1, 2022.

(#6) Taipan International Limited is one of the shareholders of the Company, and held 33.5% of the Company’s issued and outstanding common stock as of December 31, 2022.

(#7) Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 16 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended December 31, 2022 and 2021, there was no single customer whose revenue exceeded 10% of the revenue.

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, the Company has commitment to issue restricted common shares to the following service providers on or before December 31, 2023 for services to be performed pursuant to the Service Agreements signed as disclosed in Note 13 on or before December 31, 2023:

Number of shares to be issued

EMGTA LLC	375,000
YM Tengku Chanela Jamidah YAM Tengku Ibrahim	500,000
Steven Sorhus	500,000
1,375,000

As of December 31, 2022, the Company has no material contingencies.

NOTE 17 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date the Company issued the audited unaudited condensed consolidated financial statements.

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

On October 1, 2022, Balakrishnan B S Muthu resigned from his position as President of the Company. Balakrishnan B S Muthu shall remain as Treasurer, Chief Financial Officer, General Manager and Director of Verde and Liang Wai Keen shall remain as Secretary of the Company.

Mr. Jack Wong has been appointed President and Chief Executive Officer of the Company effective October 1, 2022. Mr. Wong was the sole shareholder of The Wision Project Sdn Bhd (“Wision”), a subsidiary which was acquired by the Company through its wholly owned subsidiary Verde Resources (Malaysia) Sdn Bhd (“VRSB”) pursuant to Share Sale Agreement (“SSA”) signed on March 23, 2022 for the acquisition of one hundred percent 100% of the issued and paid-up ordinary shares in Wision from Mr. Wong.

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

On November 22, 2022, the Company through its wholly-owned subsidiary Verde Life Inc. (“VLI”), a company incorporated in the State of Oregon, entered into a Product Distribution Agreement (the “Agreement”) with Country Farms Sdn Bhd (“CF”), a company incorporated in Malaysia and a wholly-owned subsidiary of Berjaya Corporation Berhad, to grant CF with the exclusive right to distribute white-label CBD products from VLI to its customers in Malaysia. Under the Agreement, CF shall pay VLI a deposit of $200,000 upon execution of this Agreement. Upon submission of the first purchase order, CF shall pay 50% of the purchase order value to VLI. Prior to any product shipment, CF shall pay VLI the balance 50% of the purchase order value less an initial deposit of $70,000. The remaining deposit of $130,000 shall be retained for the exclusivity and subsequent orders. The term of the Agreement will commence on November 22, 2022 for a period of three (3) years.

On November 30, 2022, the Company through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), a company incorporated in the State of Missouri, U.S.A., entered into a Services Agreement (the “Agreement”) with Y M Tengku Chanela Jamidah Y A M Tengku Ibrahim to engage her as its Director of Strategic Initiatives to promote and make introductions for the benefit of advancing the Company’s business and interests amongst her networks as designated in the Agreement. Under the Agreement, the Company will pay Y M Tengku Chanela Jamidah Y A M Tengku Ibrahim by the issuance of 1,000,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) in two tranches of 500,000 shares each on or before December 31, 2022 and December 31, 2023 respectively. The term of the Agreement will be for a fixed period of twenty-four (24) months commencing on November 30, 2022.

On December 1, 2022, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Agreement”) with Steven Sorhus to engage him as its Financial Controller to prepare monthly financial reports and financial projections, and oversee daily accounting practices of the Company and its subsidiaries as designated in the Agreement. Under the Agreement, the Company will pay Steven Sorhus by the issuance of 800,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) in two tranches of 300,000 shares on or before December 31, 2022 and 500,000 shares on or before December 31, 2023. The term of the Agreement will be for a fixed period of twenty-five (25) months commencing on December 1, 2022.

On December 1, 2022, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Agreement”) with EMGTA LLC (“EMGTA”). Under the Agreement, EMGTA will provide services to develop business plan and marketing strategy to facilitate business growth, and identify new customers and markets for the Company. The Company will pay EMGTA by the issuance of 750,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) in two tranches of 375,000 shares each on or before December 31, 2022 and December 31, 2023 respectively. The term of the Agreement will be for a fixed period of twenty-five (25) months commencing on December 1, 2022.

On December 15, 2022, the Company entered into a Services Agreement (the “Agreement”) with Looi Pei See to engage her as a consultant to develop the retail markets for the Company’s products and services in Malaysia and Singapore. The Company will pay Looi Pei See by the issuance of 1,140,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) on or before December 31, 2022.

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

The Company is diversifying into the green industry with its acquisition of Bio Resources Ltd (“BRL”), the beneficial and/or registered proprietor of the intellectual property known as “Catalytic Biofraction Process”, which is a slow pyrolysis process using a proprietary catalyst to depolymerise palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degree Celsius to 500 degree Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like the palm biomass wastes is used as feedstock. The acquisition was completed on October 12, 2022.

Apart from the green industry, the Company is also working on a partnership with MRX Technologies, a market leader in commercial extraction systems for cannabis and hemp. The partnership includes an agreement for Verde Resources to white-label THC-free CBD products from MRX Technologies.

Results of Operations

For the three months ended December 31, 2022 and 2021:

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$81,140	$-	100%
Cost of revenue	$(31,656)	$-	100%
Gross profit	$49,484	$-	100%
Operating expenses	$862,080	$359,105	203.6%
Interest expense	$1,349,548	$484,168	178.7%
Other income, net	$1,878	$25	7,412%
NET LOSS	$(2,160,266)	(843,248)	183.2%

The average rate of MYR : USD for three months ended December 31, 2022 and December 31, 2021 was 0.2207 and 0.2398 respectively.

Revenue

The revenue is mainly derived from the rental income and sales of products in Malaysia.

We have generated $81,140 and $0 revenues for the three months ended December 31, 2022 and 2021.

Cost of revenue

We have generated $31,656 and $0 cost of revenues for the three months ended December 31, 2022 and 2021.

Gross profit

We have recorded a gross profit of $49,484 and $0 for the three months ended December 31, 2022 and 2021.

Operating expense

Operating expenses comprised mainly of salaries, office costs, legal and professional fees. The increase in operating expenses for the period was mainly due to the increase of consultancy fee and legal and professional fees during the period.

We have incurred $862,080 and $359,105 in operating expenses through December 31, 2022 and 2021.

Interest expense and Other income, net

We have interest expense of $1,349,548 and $484,168 for the three months ended December 31, 2022 and 2021. The increase in interest expenses for the period was mainly due to early conversion of promissory note.

We have other net income of $1,878 and $25 for the three months ended December 31, 2022 and 2021.

Net loss

As a result of the above factors, the Company incurred a net loss of $2,160,266 and $843,248 for the three months ended December 31, 2022 and 2021, respectively.

For the six months ended December 31, 2022 and 2021:

The following table sets forth selected financial information from our statements of comprehensive loss for the six months ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$107,452	$-	100%
Cost of revenue	$(79,595)	$-	100%
Gross profit	$27,857	$-	100%
Operating expenses	$1,672,522	$723,101	131.3%
Interest expense	$1,879,660	$954,934	96.84%
Other income, net	$7,653	$12,115	(36.83)%
NET LOSS	$(3,516,672)	(1,665,920)	111.1%

The average rate of MYR : USD for six months ended December 31, 2022 and December 31, 2021 was 0.2210 and 0.2393 respectively.

Revenue

The revenue is mainly derived from the rental income and sales of products in Malaysia.

We have generated $107,452 and $0 revenues for the six months ended December 31, 2022 and 2021.

Cost of revenue

We have generated $79,595 and $0 cost of revenues for the six months ended December 31, 2022 and 2021.

Gross profit

We have recorded a gross profit of $27,857 and $0 for the six months ended December 31, 2022 and 2021.

Operating expense

Operating expenses comprised mainly of salaries, office costs, legal and professional fees. The increase in operating expenses for the period was mainly due to the increase of consultancy fee and legal and professional fees during the period.

We have incurred $1,672,522 and $723,101 in operating expenses through December 31, 2022 and 2021.

Interest expense and Other income, net

We have interest expense of $1,879,660 and $954,934 for the six months ended December 31, 2022 and 2021. The increase in interest expenses for the period was mainly due to early conversion of promissory notes.

We have other net income of $7,653 and $12,115 for the six months ended December 31, 2022 and 2021.

Net loss

As a result of the above factors, the Company incurred a net loss of $3,516,672 and $1,665,920 for the six months ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the six months ended December 31, 2022 and 2021.

Cash Flow Date	December 31, 2022	December 31, 2021

Net Cash (Used in) operating activities	$(990,787)	$(543,559)
Net Cash (Used in) investing activity	(445,326)	(390,836)
Net Cash Provided by (Used in) financing activities	1,391,098	(2,610)
Effect of exchange rate fluctuation on cash and cash equivalents	(10,342)	(3,888)
Net decrease in cash and cash equivalents	(45,015)	(937,005)
Cash and cash equivalents, beginning of period	418,917	2,117,622
Cash and cash equivalents, ending of period	$363,560	$1,176,729

Net Cash (Used in) Operating Activities

For the six months ended December 31, 2022, the Company had incurred net loss from operation of $3,516,672 which posted a negative impact to the Company’s cash flow. The reconciliation on non-cash items such as interest expenses, depreciation and amortization provide positive impact on cash.

In the operation analysis, the net cash used in operating activities increased from $543,559 to $990,787.  The operation loss of $3,516,672 was partially offset by the noncash expenses such as $79,907 in depreciation, $65,822 in amortization, $307,457 in share-based compensation, $1,870,972 in interest expenses on promissory notes, $8,688 in lease interest expense and $600 from gain on disposal of property, plant and equipment. In the operating assets and liabilities, the net increase in current assets resulted from an increase of other receivables, deposits and prepayments of $110,088, an increase in inventories held of $17,320 and a decrease in accounts receivables of $4,489.  The net increase in current liabilities resulted from $202,117 increase in advances from related parties, $83,991 increase in accrued liabilities and other payables and $30,250 increase in accounts payable. The final result of the cash flow used in operating activities was $990,787.

Net Cash (Used in) Investing Activity

The net cash used by investing activity of $445,326 resulted from purchase of property, plant and equipment of $469,466, offset by proceeds on disposal of $23,000 and net cash on acquisition of a subsidiary company of $1,140 for the six months ended December 31, 2022.

Net Cash Provided by (Used in) Financing Activities

The net cash provided by financing activities of $1,391,098 resulted from proceeds from shares issued of $1,376,280 and net proceeds from drawdown of loans of $50,000, set off partially by repayments to lease liabilities and related interests for the six months ended December 31, 2022 of $35,182.

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

Working Capital

As of December 31, 2022 and June 30, 2022, we had cash and cash equivalent of $363,560 and $418,917, respectively. As of December 31, 2022 and June 30, 2022, we have incurred accumulated operating losses of $9,810,142 and $10,357,920, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). During 2022, the Company has been undertaking tremendous changes and expansion which rendered the management to re-consider the availability of more management talents and professional staff to meet the enlargement in operation under the coming acquisition and expansion move. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2022 management also assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments Based on our consideration and evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2022. In the meantime, management has appointed external consultants to minimise risk and ascertain compliance of the requirements.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended December 31, 2022.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

______________

101*

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2022, and June 30, 2022, (ii) Condensed Statements of Operations for the three and six months ended December 31, 2022 and 2021, (iii) Condensed Statements of Cash Flows for the six months ended December 31, 2022 and 2021, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: February 14, 2023	By:	/s/ Jack Wong
Jack Wong
President and Chief Executive Officer
(Principal Executive Officer)

