Form 10-Q
period 2023-03-31
VERDE RESOURCES, INC.
filed 2023-05-16
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 12, 2023 there were 1,176,200,278 shares of the issuer’s Common Stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2023 are not necessarily indicative of the results that can be expected for the year ended June 30, 2023.

VERDE RESOURCES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED MARCH 31, 2023

4

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$241,371	$418,917
Accounts receivable	13,760	21,028
Inventories	97,336	87,035
Amount due from related party	100	-
Prepayments	450,470	722
Other receivables and deposits	192,127	118,516

Total current assets	995,164	646,218

Non-current assets:
Property, plant and equipment, net	7,272,555	1,048,893
Right of use assets, net	663,455	685,714
Mining rights	-	27,088
Intangible asset	30,192,771	-
Security deposit	80,000	320,000
Deposit paid for acquisition of subsidiaries	22,609	25,935,550
Deposit paid for acquisition of property, plant and equipment	-	5,000,000

Total non-current assets	38,231,390	33,017,245

Assets of disposal group held for sale	19,570	-

TOTAL ASSETS	$39,246,124	$33,663,463

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,360	$18,211
Accrued liabilities and other payables	579,374	283,656
Finance lease liabilities	171,538	75,224
Operating lease liability	19,851	-
Bank loan	100,000	-
Promissory notes	-	18,484,028
Amount due to director	16,776	-
Amounts due to related parties	178,492	555,527

Total current liabilities	1,095,391	19,416,646

Non-current liabilities:
Finance lease liabilities	654,979	97,900
Operating lease liability	35,032	-
Promissory notes	481,023	-

Total non-current liabilities	1,171,034	97,900

Liabilities of disposal group held for sale	40,007	-

TOTAL LIABILITIES	2,306,432	19,514,546

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,174,290,939 and 819,188,055 shares issued and outstanding as of March 31, 2023 and June 30, 2022	1,174,291	819,188
Common stock, $0.001 par value; 1,717,032 and 0 shares to be issued as of March 31, 2023 and June 30, 2022	1,717	-
Additional paid-in capital	45,396,150	22,945,190
Accumulated other comprehensive income	886,003	742,459
Accumulated deficit	(10,518,469)	(10,357,920)
Stockholders’ equity	36,939,692	14,148,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,246,124	$33,663,463

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended March 31,		Nine Months ended March 31,
	2023	2022	2023	2022

Revenue, net	$26,586	$16,712	$134,038	$16,712

Cost of revenue	(44,308)	(86,701)	(123,903)	(86,701)

Gross (loss)/profit	(17,722)	(69,989)	10,135	(69,989)

Operating expenses:
General and administrative	(816,089)	(498,774)	(2,381,155)	(1,221,875)
Total operating expenses	(816,089)	(498,774)	(2,381,155)	(1,221,875)

LOSS FROM OPERATION	(833,811)	(568,763)	(2,371,020)	(1,291,864)

Other (expense) income:
Interest expense	(13,549)	(486,977)	(1,893,209)	(1,441,911)
Other income	194,917	99	196,514	12,214
Total other income (expense), net	181,368	(486,878)	(1,696,695)	(1,429,697)

LOSS BEFORE INCOME TAXES	(652,443)	(1,055,641)	(4,067,715)	(2,721,561)

Income tax expense	-	-	-	-

Loss from continuing operation	(652,443)	(1,055,641)	(4,067,715)	(2,721,561)
Loss from discontinued operation	(55,884)	-	(157,284)	-
NET LOSS	(708,327)	(1,055,641)	(4,224,999)	(2,721,561)

Comprising:
Net profit attributable to noncontrolling interest	-	23,914	-	6,979
Net loss attributable to Verde Resources Inc., shareholders	(708,327)	(1,079,555)	(4,224,999)	(2,728,540)

	$(708,327)	$(1,055,641)	$(4,224,999)	$(2,721,561)

Other comprehensive income (loss) :
– Foreign currency adjustment income (loss)	154,912	11,600	143,544	15,171
Less: other comprehensive (loss) attributable to non-controlling interest	-	(13,285)	-	(12,750)
Add: other comprehensive income attributable to Verde Resources Inc., shareholders	154,912	24,885	143,544	27,921

COMPREHENSIVE LOSS	$(553,415)	$(1,044,041)	$(4,081,455)	$(2,706,390)

Net loss per share
– Basic	$0.00	$0.00	$0.00	$0.00
– Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average Common Shares outstanding
– Basic	967,932,561	810,742,109	967,932,561	810,742,109
– Diluted	979,305,136	819,188,055	979,305,136	819,188,055

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine Months ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(4,224,999)	$(2,721,561)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation of property, plant and equipment	177,074	9,831
Amortization	98,954	29,434
Stock-based compensation	448,123	284,249
Finance cost interest element of promissory notes (non-cash)	1,870,972	1,441,911
Lease interest expense	22,237	-
Fair value adjustment on convertible promissory note	(194,865)
Gain on disposal of property, plant and equipment	(600)	-
Changes in operating assets and liabilities:
Accounts receivable	7,196	(14,818)
Other receivables, deposits and prepayments	(96,124)	(85,132)
Inventories	(10,600)	(81,492)
Accounts payables	25,970	(719)
Accrued liabilities and other payables	183,312	24,774
Advanced from director	(5,761)	-
Mining rights	-	16,142
Advanced from related parties	165,792	-
Net cash used in operating activities	(1,533,319)	(1,097,381)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	23,000	-
Payments of deposit for property, plant and equipment	-	(240,000)
Advanced to related parties	-	690
Proceed from disposal of discontinued operation, net	107,824	-
Payments of deposit for acquisition of subsidiary company	(22,609)	-
Net cash flows on acquisition of subsidiary company	1,140	-
Purchase of property, plant and equipment	(473,895)	(70,332)
Net cash used in investing activities	(364,540)	(309,642)

Cash flows from financing activities:
Repayments to lease liabilities	(56,356)	(5,220)
Drawdown of bank loan	150,000	-
Repayment of bank loan	(50,000)	-
Lease interest paid	(22,237)	-
Advanced from related parties	-	9,417
Proceeds from issuance of Common Stock	1,556,280	1,000,000
Net cash provided by financing activities	1,577,687	1,004,197

Net change in cash and cash equivalent	(320,172)	(402,826)

Foreign currency translation adjustment	142,626	7,787

Net change in cash and cash equivalents	(177,546)	(395,039)

BEGINNING OF PERIOD	418,917	2,117,622

END OF PERIOD	$241,371	$1,722,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	No. of shares	Common Shares Stock	Shares to be issued Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated losses	Accumulated other comprehensive income of disposal group held for sale	Total stockholders’ equity

Balance as of July 1, 2022	819,188,055	$819,188	$-	$22,945,190	$742,459	$(10,357,920)	$-	$14,148,917

Share issued to service provider	5,315,000	5,315	-	870,185	-	-	-	875,500
Shares issued for private placement	15,931,210	15,931	-	1,381,349	-	-	-	1,397,280
Shares issued for conversion of promissory note (“PN”)	333,142,389	333,142	-	20,021,858	-	-	-	20,355,000
Fair value adjustment on conversion of PN	-	-	-	-	-	4,064,450	-	4,064,450
Net loss for the period	-	-	-	-	-	(3,516,672)	-	(3,516,672)
Foreign currency translation adjustment	-	-	-	-	(11,368)	-	-	(11,368)

Balance as of December 31,2022	1,173,576,654	$1,173,576	$-	$45,218,582	$731,091	$(9,810,142)	$-	$37,313,107

Shares issued to service provider	714,285	715	-	49,285	-	-	-	50,000
Shares to be issued for private placement	1,717,032	-	1,717	128,283	-	-	-	130,000
Net loss for the period	-	-	-	-	-	(708,327)	-	(708,327)
Foreign currency translation adjustment	-	-	-	-	154,912	-	-	154,912
Reclassification arising from disposal group held for sale	-	-	-	-	(811,346)	-	811,346	-

Balance as of March 31, 2023	1,176,007,971	$1,174,291	$1,717	$45,396,150	$74,657	$(10,518,469)	$811,346	$36,939,692

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	No. of shares	Common Shares Amount	Shares to be issued Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated losses	Non- controlling interest	Total stockholders’ equity

Balance as of July 1, 2021	779,742,109	$779,742	-	$20,699,067	$646,205	$(5,913,255)	$(441,834)	$15,769,925

Shares issued for acquisition	31,000,000	31,000	-	899,000	-	-	-	930,000
Stock based compensation	-	-	-	191,222	-	-	-	191,222
Net loss for the period	-	-	-	-	-	(1,648,985)	(16,935)	(1,665,920)
Foreign currency translation adjustment	-	-	-	-	3,036	-	535	3,571

Balance as of December 31, 2021	810,742,109	$810,742	$-	$21,789,289	$649,241	$(7,562,240)	$(458,234)	$15,228,798
			-
Shares to be issued for private placement	8,445,946	-	8,446	991,554	-	-	-	1,000,000
Stock based compensation	-	-	-	93,027	-	-	-	93,027
Net loss for the period	-	-	-	-	-	(1,079,555)	23,914	(1,055,641)
Foreign currency translation adjustment	-	-	-	-	24,885	-	(13,285)	11,600
Accretion of interest	-	-	-	-	202,628	(685,852)	447,605	(35,619)

Balance as of March 31, 2022	819,188,055	$810,742	$8,446	$22,873,870	$876,754	$(9,327,647)	$-	$15,242,165

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Verde Resources, Inc. (the “We” or “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A..

The Company currently is engaged in the distribution of THC-free cannabinoid (CBD) products, production and distribution of renewable commodities and real property holding. However, the Company has been undergoing a restructuring exercise to shift its focus towards renewable energy and sustainability development with the world faced with challenges of climate change and environmental dehydration. The Company has initiated the disposition of the mining business via the sale of the entire issued and paid-up share capital of CSB to focus on renewable energy and sustainability.

As of March 31, 2023, the Company has the following subsidiaries:-

Company name	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”) (fka Gold Billion Global Limited)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“VRSB”)	Malaysia	Provision of consultation service and distribution of renewable agricultural commodities	100%

Verde Renewables, Inc. (“VRI”)	State of Missouri, U.S.A.	Management of a processing and packaging facility	100%

Verde Life Inc. (“VLI”)	State of Oregon, U.S.A.	Distribution of THC-free cannabinoid (CBD) products	100%

Champmark Sdn Bhd (“Champmark”)	Malaysia	Mining of minerals	100%*

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting service, PR, branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri, U.S.A.	Holding real property	100%

Bio Resources Limited (“BRL”)	Labuan, Malaysia	Provision of proprietary pyrolysis technology and investment holding	100%**

* The disposition of Champmark was initiated on March 13, 2023 and subsequently completed on April 20, 2023.

** The acquisition of BRL was completed on October 12, 2022.

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

On March 23, 2023, the Company initiated the acquisition of 60% equity interest in Vata VM Synergy (M) Sdn Bhd (“VATA”), a company incorporated in Malaysia and engaged in the provision of green technology and creating high quality compost using agricultural waste and biomass products.  The initial deposit has been paid and the transaction is yet to be completed as of today.

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

In the opinion of management, the condensed consolidated balance sheet as of June 30, 2022 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2023 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on November 4, 2022.

•	Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

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

The Company operates in the resource exploration industry and the production and distribution of renewable commodities that are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business and a production operation for renewable commodities, including the potential risk of business failure.

•	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $241,371 and $418,917 in cash and cash equivalents at March 31, 2023 and June 30, 2022.

At March 31, 2023 and June 30, 2022, cash and cash equivalents consisted of bank deposits and petty cash on hands.

•	Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At March 31, 2023 and June 30, 2022, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of March 31, 2023 and June 30, 2022, the longest credit term for certain customers are 60 days.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material, labor and overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of March 31, 2023 and June 30, 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Land and buildings	3-27.5 years
Plant and machinery	5-10 years
Office equipment	3 years
Project equipment	5 years
Computer	5 years
Motor vehicle	5 years
Furniture & fittings	5 years

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

Intangible assets acquired from third parties are measured initially at fair value, and have a finite lives of 10 years, which are reviewed for indicators of impairment at least annually. These intangible assets are to be amortized over these estimated useful lives on a straight-line basis, upon the success of its commercial operation.

•	Disposal group held for sale

Disposal group comprising assets and liabilities, that are expected to be recovered primarily through sale rather than through continuing use, are classified as held for sale. Immediately before classification as held for sale, the assets or components of a disposal group, are remeasured at the lower of their carrying amount and fair value less costs of disposal. Mining rights and property, plant and equipment once classified as held for sale are not amortised or depreciated.

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

The Company recognized no impairment of ROU assets as of March 31, 2023 and June 30, 2022.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the unaudited condensed consolidated balance sheets at March 31, 2023 and June 30, 2022.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three and nine months ended March 31, 2023 and 2022.

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

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	March 31, 2023	March 31, 2022
Period-end MYR:US$ exchange rate	0.22609	0.23784
Average period MYR:US$ exchange rate	0.22328	0.23898

•	Comprehensive Income

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

During the period ended March 31, 2023, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s unaudited condensed consolidated financial statements.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated recurring losses and suffered from an accumulated deficit of $10,518,469 at March 31, 2023 and recorded a net current liability position of $100,227 as of that date. The continuation of the Company as a going concern in the next twelve months is dependent upon the Company pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – BUSINESS SEGMENT INFORMATION

Currently, the Company has four reportable business segments:

(i)	Distribution of THC-free cannabinoid (CBD) products;

(ii)	Production and distribution of renewable commodities;

(iii)	Holding of real property; and

(iv)	Licensor of proprietary pyrolysis technology

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three and nine months ended March 31, 2023 and 2022:

	Three Months ended March 31, 2023
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$-	$10,215	$15,896	$-	$475	$26,586
Cost of revenue	-	-	(44,129)	-	-	(179)	(44,308)
Gross profit/(loss)	-	-	(33,914)	15,896	-	296	(17,722)
Selling, general & administrative expenses	-	(300)	(371,146)	(47,630)	(8,282)	(388,731)	(816,089)
Loss from operations	-	(300)	(405,060)	(31,734)	(8,282)	(388,435)	(833,811)
Interest expenses	-	-	(13,549)	-	-	-	(13,549)
Other income	-	-	42	-	-	194,875	194,917
Loss before income tax	-	(300)	(418,567)	(31,734)	(8,282)	(193,560)	(652,443)
Income tax	-	-	-	-	-	-	-
Loss from continuing operation	-	(300)	(418,567)	(31,734)	(8,282)	(193,560)	(652,443)
Loss from discontinued operation	(55,884)	-	-	-	-	-	(55,884)
Net loss	$(55,884)	$(300)	$(418,567)	$(31,734)	$(8,282)	$(193,560)	$(708,327)

Total assets at March 31, 2023	$19,570	$315,929	$1,519,462	$1,245,906	$30,195,135	$5,950,122	$39,246,124

	Three Months ended March 31, 2022
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$16,712	$-	$-	$16,712
Cost of revenue	-	-	(86,701)	-	-	(86,701)
Gross loss	-	-	(69,989)	-	-	(69,989)
Selling, general & administrative expenses	(43,405)	(1,378)	(75,958)	(180,497)	(197,536)	(498,774)
Loss from operations	(43,405)	(1,378)	(145,947)	(180,497)	(197,536)	(568,763)
Interest expenses	-	-	-	-	(486,977)	(486,977)
Other income	(17)	-	-	116	-	99
Loss before income tax	(43,422)	(1,378)	(145,947)	(180,381)	(684,513)	(1,055,641)
Income tax	-	-	-	-	-	-
Loss from continuing operation	(43,422)	(1,378)	(145,947)	(180,381)	(684,513)	(1,055,641)
Loss from discontinued operation	-	-	-	-	-	-
Net loss	$(43,422)	$(1,378)	$(145,947)	$(180,381)	$(684,513)	$(1,055,641)

Total assets as March 31, 2022	$317,471	$-	$101,066	$505,432	33,118,811	$34,042,780

	Nine Months ended March 31, 2023
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$-	$89,480	$39,117	$-	$5,441	$134,038
Cost of revenue	-	-	(122,758)	-	-	(1,145)	(123,903)
Gross (loss)/profit	-	-	(33,278)	39,117	-	4,296	10,135
Selling, general & administrative expenses	-	(2,875)	(1,373,555)	(134,880)	(8,935)	(860,910)	(2,381,155)
Loss from operations	-	(2,875)	(1,406,833)	(95,763)	(8,935)	(856,614)	(2,371,020)
Interest expenses	-	-	(22,237)	-	-	(1,870,972)	(1,893,209)
Other income	-	-	678	-	-	195,836	196,514
Loss before income tax	-	(2,875)	(1,428,392)	(95,763)	(8,935)	(2,531,750)	(4,067,715)
Income tax	-	-	-	-	-	-	-
Loss from continuing operation	-	(2,875)	(1,428,392)	(95,763)	(8,935)	(2,531,750)	(4,067,715)
Loss from discontinued operation	(157,284)	-	-	-	-	-	(157,284)
Net loss	$(157,284)	$(2,875)	$(1,428,392)	$(95,763)	$(8,935)	$(2,531,750)	$(4,224,999)

Total assets at March 31, 2023	$19,570	$315,929	$1,519,462	$1,245,906	$30,195,135	$5,950,122	$39,246,124

	Nine Months ended March 31, 2022
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$16,712	$-	$-	$16,712
Cost of revenue	-	-	(86,701)	-	-	(86,701)
Gross loss	-	-	(69,989)	-	-	(69,989)
Selling, general & administrative expenses	(150,781)	(3,134)	(93,598)	(283,239)	(691,123)	(1,221,875)
Loss from operations	(150,781)	(3,134)	(163,587)	(283,239)	(691,123)	(1,291,864)
Interest expenses	-	-	-	-	(1,441,911)	(1,441,911)
Other income	12,098	-	-	116	-	12,214
Loss before income tax	(138,683)	(3,134)	(163,587)	(283,123)	(2,133,034)	(2,721,561)
Income tax	-	-	-	-	-	-
Loss from continuing operation	(138,683)	(3,134)	(163,587)	(283,123)	(2,133,034)	(2,721,561)
Loss from discontinued operation	-	-	-	-	-	-
Net loss	$(138,683)	$(3,134)	$(163,587)	$(283,123)	$(2,133,034)	$(2,721,561)

Total assets as March 31, 2022	$317,471	$-	$101,066	$505,432	33,118,811	$34,042,780

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended March 31,		Nine Months ended March 31,
	2023	2022	2023	2022

Malaysia	$4,045	$16,712	$26,278	$16,712
United States	22,541	-	107,760	-
	$26,586	$16,712	$134,038	$16,712

NOTE 5 – OTHER RECEIVABLE AND DEPOSITS

Other receivable, deposits and prepayments as of March 31, 2023 and June 30, 2022 consisted of the following:

	March 31, 2023	June 30, 2022

Deposits	$191,011	$118,516
Other receivables	1,116	-
	$192,127	$118,516

NOTE 6 –INTANGIBLE ASSET

On May 13, 2021, the Company announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party,  and other unrelated third party individuals, The acquisition of BRL was consummated on October 12, 2022.

Bio Resources Limited (“BRL”) is the beneficial and/or registered proprietor of the intellectual property known as “Catalytic Biofraction Process”, which is a slow pyrolysis process using a proprietary catalyst to depolymerize palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degrees Celsius to 500 degrees Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like palm biomass wastes is used as feedstock. Upon fulfilling UN’s (United Nations) ACM 22 protocol as well as LCA (Life Cycle Assessment) requirements, it is anticipated that the by-products from this IP with fair value of $30,192,771 would lead to certification and issuance of Carbon Avoidance Credits as well as Carbon Removal Credits to generate carbon revenue for the Company.

During this quarter, the Company has not operated the use of its intellectual property rights to generate its revenue. Therefore, no amortization was provided.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

A summary of property and equipment at March 31, 2023 and June 30, 2022 is as follows:

	March 31, 2023	June 30, 2022

Land and building	$1,258,360	$1,642,102
Plant and machinery	5,477,728	134,198
Office equipment	6,206	23,353
Project equipment	-	615,420
Computer	5,382	14,846
Motor vehicle	708,037	225,861
Furniture & fittings	12,931	2,527
	7,468,644	2,658,307
Less: accumulated depreciation	(195,979)	(1,707,150)
Foreign exchange adjustment	(110)	97,736
	$7,272,555	$1,048,893

Depreciation expense for the three months ended March 31, 2023 and 2022 totaled $97,167 and $4,611, respectively.

Depreciation expense for the nine months ended March 31, 2023 and 2022 totaled $177,074 and $9,831, respectively.

Land and building with the net carrying value of $729,522 at March 31, 2023 and $746,145 at June 30, 2022 were pledged to a financial institution for facilities granted.

A summary of property and equipment reclassified to assets of disposal group held for sale is as follows:

	March 31, 2023	June 30, 2022

Land and building	$889,180	$-
Plant and machinery	15,393	-
Office equipment	17,804	-
Project equipment	613,294	-
Computer	10,487	-
Motor vehicle	33,520	-
	1,579,678	-
Less: accumulated depreciation	(1,584,909)	-
Foreign exchange adjustment	5,473	-
	$242	$-

NOTE 8 – DEPOSITS PAID

At March 31, 2023 and June 30, 2022, deposits consist of the following:

	March 31, 2023	June 30, 2022
Deposits paid for acquisition of subsidiaries
- Bio Resources Limited (#1)	-	25,935,550
- Vata VM Synergy (M) Sdn Bhd (“VATA”) (#2)	$22,609	$-
	$22,609	$25,935,550

Deposits paid for acquisition of property, plant and equipment (#3)	-	5,000,000

Security deposit
- Factory site (#4)	80,000	80,000
- Land and building (#5)	$-	$240,000
	$80,000	$320,000

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

(#2) On March 23, 2023, the Company, through its wholly-owned subsidiary Verde Resources (Malaysia) Sdn. Bhd. (“VRM”), entered into a Shares Sale Agreement (the “SSA Agreement”) with Murugesu A/L M. Narasimha and Deivamalar A/P Kandiah (“Vendors”), the legal and beneficial owners of Vata VM Synergy (M) Sdn. Bhd. (“VATA”), a company incorporated under the laws of Malaysia, to acquire 60% of the issued and paid-up share capital of VATA, a company engaged in the business of providing green technology to government and private sectors and in creating high quality compost using agricultural waste and biomass products in Malaysia. In relation to the SSA Agreement, the Company through VRM also entered into a Shareholders Agreement with Murugesu A/L M. Narasimha and VATA. Under the terms of the SSA Agreement, the consideration for the acquisition of 60% of the issued and paid-up share capital of VATA shall be satisfied by the total purchase consideration of MYR 2,250,000, which includes a first payment of MYR100,000 upon the execution of the SSA Agreement, a second payment of MYR 150,000 within thirty (30) days from the date of fulfillment or waiver of all the conditions set out in the SSA Agreement, and the issuance of shares of the Company’s restricted Common Stock for the balance consideration of MYR 2,000,000 at a price per share of not more than ten percent (10%) discount from the immediate preceding five trading days volume weighted average price (“VWAP”) from the issuance date pursuant to the terms of the SSA Agreement. As of March 31, 2023, the first payment has been made.

(#3) On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. The acquisition from Borneo Energy the assets of its biofraction plant and the right to use its licensed intellectual property known as “Catalytic Biofraction Process” in the state of Sabah, Malaysia was completed on February 24,2023.

(#4) On March 2, 2022, the Company, through VRAP, entered into a Commercial Lease Agreement and Option to Purchase (“Lease Agreement”)  the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rental for the entire Lease Term amounts to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) which shall be paid in advance upon commencement of the Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”).

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

NOTE 9 - MINING RIGHT

A lump sum payment of MYR260,500 ($62,260) was made for a mining right over a period of 2 years up to June 13, 2023. The mining right is amortized on a straight-line basis over the term of the right.

The table below presents the movement of the right as recorded on the balance sheets.

	Nine months ended March 31, 2023	Year Ended June 30, 2022
Balance as at July 1, 2022 and July 1, 2021	$27,088	$60,131
Amortization charge for the period	(21,812)	(30,779)
Foreign exchange adjustment	(368)	(2,264)
Reclassified to assets held for sale	(4,908)	-
Balance as of March 31, 2023 and June 30, 2022	$-	$27,088

Amortization charge of mining right was $7,418 and $8,150 for the three months ended March 31, 2023 and 2022, respectively.

Amortization charge of mining right was $21,812 and $23,345 for the nine months ended March 31, 2023 and 2022, respectively.

NOTE 10 – DISPOSAL GROUP HELD FOR SALE

On March 13, 2023, the Company through its wholly-owned subsidiary Verde Resources Asia Pacific Limited (“VRAP”) (fka Gold Billion Global Limited), a company incorporated under the laws of the British Virgin Islands, entered into a Share Sale Agreement (the “SSA Agreement”) with Jusra Mining Merapoh Sdn Bhd (“JMM”), a company incorporated under the laws of Malaysia, to sell the entire issued and paid-up share capital of Champmark Sdn Bhd (“CSB”), an indirect wholly-owned subsidiary of the Company engaged in the mining business. Under the terms of the SSA Agreement, the consideration for the sale of the entire issued and paid-up share capital of CSB shall be satisfied in full by the payment of Malaysia Ringgit MYR 500,000. The disposal is pending completion as at Mar 31, 2023 and this the assets and liabilities have been presented separately in the balance sheets as assets held for sale an liabilities held for sale respectively. The disposal was subsequently completed on April 20, 2023.

	March 31, 2023	June 30, 2022
Assets classified as held for sale
Cash and cash equivalents	$5,376	$-
Property, plant and equipment, net	242	-
Mining rights	4,908	-
Other receivables and deposits	9,044	-
	19,570	-

Liabilities classified as held for sale
Accounts payable	$14,758	$-
Accrued liabilities and other payables	25,249	-
	40,007	-

The carrying value of property, plant and equipment of the disposal group is the same as its carrying value before it was reclassified to assets held for sale and liabilities held for sale.

NOTE 11 – AMOUNTS DUE TO RELATED PARTIES

The following breakdown of the balances due to related parties, consisted of:-

	March 31, 2023	June 30, 2022

Borneo Oil Corporation Sdn Bhd (formerly known as Borneo Oil and Gas Corporation Sdn Bhd) (“BOC”)	$43,740	$555,527
Borneo Energy Sdn Bhd	15,599	-
Taipan International Limited	119,153	-
	178,492	555,527

Borneo Oil Berhad (“BOB”) (holding 13.4% and 22.8% of the Company’s issued and outstanding Common Stock as of March 31, 2023 and June 30, 2022, respectively) is the holding company of BOC and Borneo Energy Sdn Bhd. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

Taipan International Limited is one of the shareholders of the Company, and held 33.4% of the Company’s issued and outstanding Common Stock as of March 31, 2023. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

NOTE 12 – PROMISSORY NOTES

	March 31, 2023	June 30, 2022

Promissory Notes (#1)	$-	$18,484,028
Promissory Notes (#2)	481,023	-
	$481,023	$18,484,028

(#1) On May 13, 2021, the Company announced the Share Sale Agreement dated May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from Taipan International Limited, an unrelated third party, The Wision Project Limited (formerly known as “Borneo Resources Limited”), an unrelated third party,  and other unrelated third party individuals, in consideration of issuance of 321,500,000 shares of the Company’s restricted Common Stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 was repayable by May 12, 2023, and bearing zero coupon interest. On January 20, 2022, the Company had reached a mutual agreement with the Lenders of the Notes to enter into a Supplement to Promissory Note with each Lender, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted Common Stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. With the consummation of the acquisition of BRL on October 12, 2022, on December 9, 2022 the conversion of Promissory Notes was completed pursuant to a Supplementary Agreement dated December 7, 2022, with the issuance of  333,142,389 shares of the Company’s restricted Common Stock, at the price of $0.0611 per share, to the 17 Lenders, including the Company’s President and CEO, Jack Wong.

The fair value of the outstanding promissory notes as of June 30, 2022 was calculated with the following assumptions:

Risk free rate	0.268%
Credit spread	6.513%
Liquidity risk premium	5.000%

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	March 31,	June 30,
	2023	2022
Balance at the beginning of period or year	$18,484,028	$16,535,942
Interest expense	1,870,972	1,948,086
Converted to Company’s restricted Common Stock	(20,355,000)	-
Balance at the end of period or year	$-	$18,484,028

(#2) On March 13, 2023, the Company and its indirect wholly-owned subsidiary CSB entered into a Settlement of Debts Agreement (the “SDA Agreement”) and a two year term period Promissory Note with CSB’s creditor, Borneo Oil Corporation Sdn Bhd (formerly known as Borneo Oil and Gas Corporation Sdn Bhd) (“BOC”) to settle in full a total of $675,888 of CSB’s account payable to the BOC either in cash or by the issuance of new restricted shares of the Company’s Common Stock at a price of $0.07 per share. As set out in the SDA Agreement, the new restricted shares for settlement of the account payable to BOC shall be issued to BOC or its nominee. Promissory Notes with the face value (principal) amount of $675,888, bearing 2% coupon interest were issued on March 13, 2023 and repayable by May 12, 2025, either in cash or by the issuance of the Company’s restricted Common Stock priced at $0.07 per share. The fair value of the Promissory Notes of $481,023 was calculated using the net present value of estimated future cash flows with the assumptions of risk free rate at 4.03%, credit spread of 11.6% and liquidity risk premium of 5.6%.

The Company recorded $0 and $486,978 interest expense for the three months ended March 31, 2023 and 2022, respectively.

The Company recorded $1,870,972 and $1,441,911 interest expense for the nine months ended March 31, 2023 and 2022, respectively.

NOTE 13 - LEASES

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	March 31, 2023	June 30, 2022

Assets
Right-of-use asset (#1)	$608,572	$685,714
Right-of-use asset (#2)	54,883	-
	663,455	685,714

Liabilities
Current:
Operating lease liabilities	$19,851	$-
Finance lease liabilities	$171,538	$75,224

Non-current:
Operating lease liabilities	$35,032	$-
Finance lease liabilities	654,979	97,900

Total lease liabilities	$881,400	$173,124

As of March 31, 2023, right-of-use assets were $663,455 and lease liabilities were $881,400.

As of June 30, 2022, right-of-use assets were $685,714 and lease liabilities were $173,124.

For the three months ended March 31, 2023 and 2022, the amortization charge on right-of use assets was $30,141 and $0, respectively.

For the nine months ended March 31, 2023 and 2022, the amortization charge on right-of-use assets was $87,169 and $0, respectively.

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

	Nine Months ended March 31,
	2023	2022

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$22,237	$-

Operating lease cost:
Operating lease expense (per ASC 842)	93,614	28,571

Total lease expense	$115,851	$28,571

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

Future Contractual Lease Payments as of March 31, 2023

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and thereafter ending March 31:

Years ending March 31,	Operating and finance lease amount

2024	$191,389
2025	149,972
2026	145,996
2027	143,469
2028	108,637
Thereafter	141,937
Total minimum finance lease liabilities installment payment	$881,400

Representing:-
Current liabilities	$191,389
Non-current liabilities	690,011
$881,400

NOTE 14 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 Common Shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no preferred shares outstanding as of March 31, 2023 and June 30, 2022.

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

On December 1, 2022, the Company through its wholly-owned subsidiary VRI, a company incorporated in the State of Missouri, U.S.A., entered into a Services Agreement (the “Agreement”) with Steven Sorhus to engage him as its Financial Controller to prepare monthly financial reports and financial projections, and oversee daily accounting practices of the Company and its subsidiaries as designated in the Agreement. Under the Agreement, the Company will pay Steven Sorhus by the issuance of 800,000 shares of the Company’s restricted Common Stock, par value $0.001 per share (the “Common Stock”) in two tranches of 300,000 shares on or before December 31, 2022 and 500,000 shares on or before December 31, 2023. The term of the Agreement will be for a fixed period of twenty-five (25) months commencing on December 1, 2022 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. On December 31, 2022, pursuant to terms of the Agreement, the Company issued a total of 300,000 restricted Common Shares at US$0.20 per share to Steven Sorhus.

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

On February 17, 2023, the Company issued 714,285 restricted Common Shares for $50,000 at $0.07 per share to one non-US shareholder.

On February 24, 2023, the acquisition of the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd was completed. The Company had announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd on May 10, 2021, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively.

On March 13, 2023, the Company and its indirect wholly-owned subsidiary CSB entered into a Settlement of Debts Agreement (the “SDA Agreement”) and a two year term period Promissory Note with CSB’s creditor Borneo Oil Corporation Sdn Bhd (the “Creditor”) to settle in full a total of USD 675,888 of CSB’s account payable to the Creditor either in cash or by the issuance of new restricted shares of the Company’s Common Stock at a price of $0.07 per share. As set out in the SDA Agreement, the new restricted shares for settlement of the account payable to the Creditor shall be issued to the Creditor or its nominee.

On March 23, 2023, the Company, through its wholly-owned subsidiary Verde Resources (Malaysia) Sdn. Bhd. (“VRM”), entered into a Shares Sale Agreement (the “SSA Agreement”) with Murugesu A/L M. Narasimha and Deivamalar A/P Kandiah (“Vendors”), the legal and beneficial owners of Vata VM Synergy (M) Sdn. Bhd. (“VATA”), a company incorporated under the laws of Malaysia, to acquire 60% of the issued and paid-up share capital of VATA, a company engaged in the business of providing green technology to government and private sectors and in creating high quality compost using agricultural waste and biomass products in Malaysia. In relation to the SSA Agreement, the Company through VRM also entered into a Shareholders Agreement with Murugesu A/L M. Narasimha and VATA. Under the terms of the SSA Agreement, the consideration for the acquisition of 60% of the issued and paid-up share capital of VATA shall be satisfied by the total purchase consideration of Malaysia Ringgit MYR 2,250,000, which includes a first payment of Malaysia Ringgit MYR 100,000 upon the execution of the SSA Agreement, a second payment of Malaysia Ringgit MYR 150,000 within thirty (30) days from the date of fulfillment or waiver of all the conditions set out in the SSA Agreement, and the issuance of shares of the Company’s restricted Common Stock for the balance consideration of Malaysia Ringgit MYR 2,000,000 at a price per share of not more than ten percent (10%) discount from the immediate preceding five trading days volume weighted average price (“VWAP”) from the issuance date pursuant to the terms of the SSA Agreement.

There were 1,174,290,939 and 819,188,055 shares of Common Stock issued and outstanding at March 31, 2023 and June 30, 2022, respectively.

The Company has no stock option plan, warrants, or other dilutive securities issued during the period.

NOTE 15 - INCOME TAX

For the nine months ended March 31, 2023 and 2022, the local (“United States of America”) and foreign components incurred loss before income taxes as follows:

	Nine Months ended March 31,
	2023	2022

Tax jurisdiction from:
- Local (US regime)	$(3,344,881)	$(2,608,660)
- Foreign, including
British Virgin Island	(338,002)	-
Malaysia	(375,897)	(112,901)
Labuan, Malaysia	(8,935)	-

Loss before income taxes	$(4,067,715)	$(2,721,561)

The provision for income taxes consisted of the following:

Nine Months ended March 31,
	2023	2022

Current tax:
- Local	$-	$-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

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

The Company has provided for a full valuation allowance against the deferred tax assets of $962,630 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $4,583,951 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018 are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely.  However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the nine months ended March 31, 2023 and 2022, there were no operating income under US tax regime.

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

For the nine months ended March 31, 2023, the operation in Malaysia incurred $5,750,759 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $1,380,182 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Nine Months ended March 31,
	2023	2022

Loss before income taxes	$(375,897)	$(112,901)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(90,215)	(27,096)
Non-deductible items	9,850	3,781
Operating losses unable to carried forward	2,144	-
Net operating loss	78,221	23,315
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	March 31, 2023	June 30, 2022

Deferred tax assets:
Net operating loss carryforwards, from
US tax regime	$962,630	$169,688
Malaysia tax regime	1,380,182	1,259,662
Less: valuation allowance	(2,342,812)	(1,429,350)
Deferred tax assets, net	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be reversed in the unaudited condensed consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for the nine months ended March 31, 2023 and 2022. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 16 - RELATED PARTY TRANSACTIONS

	Nine Months ended
	March 31,
	2023	2022
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#2)	$12,305	$-
Rental income:
Mr. Jack Wong (#5)	$32,967	$-
Other income – Sales of wash sand to:
Jusra Mining Merapoh Sdn Bhd (#1)	$-	$12,115
Site expenses:
Warisan Khidmat Sdn Bhd (#3)	$9,831	$-
Professional services provided by:
Warisan Khidmat Sdn Bhd (#3)	$14,067	$-

Related party balances:
	As of
	March 31, 2023	June 30, 2022
Trade receivables
Borneo Eco Food Sdn Bhd (#2)	$901	$5,933

Deposits paid for acquisition of property, plant and equipment
Borneo Energy Sdn Bhd (#2)	$-	$5,000,000

Trade Payables
Warisan Khidmat Sdn Bhd (#3)	$-	$7,253

Advanced from related parties
Advanced from BOC (#4)	$43,740	$555,527
Advanced from Borneo Energy Sdn Bhd (#2)	$15,599	$-
Taipan International Limited (#6)	$119,153	$-

Advanced to related party
Vetrolysis Limited (#7)	$100	$-

Advanced from Director
Mr. Carl M. Craven	$-	$-
Mr. Jack Wong (#5)	$16,776	$-

(#1) Lamax Gold Limited (“LGL”) held 15% equity interests of Champmark Sdn Bhd which was disposed on October 20, 2021 to Verde Resources Asia Pacific Limited (formerly known as Gold Billion Global Limited) and is also the major shareholder of Jusra Mining Merapoh Sdn Bhd.

(#2) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd. and Borneo Energy Sdn Bhd, and held 13.4% and 22.8% of the Company’s issued and outstanding Common Stock as of March 31, 2023 and June 30, 2022, respectively.

(#3) Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by Director of VRSB.

(#4) Borneo Oil Corporation Sdn Bhd (formerly known as Borneo Oil and Gas Corporation Sdn Bhd) (“BOC”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.4% and 22.8% of the Company’s issued and outstanding Common Stock as of March 31, 2023 and June 30, 2022, respectively). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#5) Mr. Jack Wong is the President and Chief Executive of the Company effective October 1, 2022. Effective March 30, 2023, Carl Craven voluntarily resigned from his position as Director of the Company. By resolution of the Board of Directors, Jack Wong was appointed Director of the Company for a one (1) year term, effective March 30, 2023. Jack Wong will hold the Board position formerly held by Carl Craven.

(#6) Taipan International Limited is one of the shareholders of the Company, and held 33.4% of the Company’s issued and outstanding Common Stock as of March 31, 2023.

(#7) Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited.

Apart from the transactions and balances detailed above and elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 17 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended March 31, 2023 and 2022, there was no single customer whose revenue exceeded 10% of the revenue.

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

NOTE 18 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2023, the Company had the following capital commitment:

a) commitment to issue restricted Common Shares to the following service provideron or before December 31, 2023 for services to be performed pursuant to the Service Agreements signed as disclosed in Note 14 on or before December 31, 2023:

Number of shares to be issued

EMGTA LLC	375,000
YM Tengku Chanela Jamidah YAM Tengku Ibrahim	500,000
Steven Sorhus	500,000
1,375,000

b) commitment to repay Promissory Notes with the face value (principal) amount of $675,888, bearing 2% coupon interest by May 12, 2025 in cash or by issuance of the Company’s restricted Common Shares priced at $0.07 per share as disclosed in Note 12.

c) commitment to pay MYR 150,000 within thirty (30) days from the date of fulfillment or waiver of all the conditions set out in the Shares Sale Agreement (the “SSA Agreement”) for acquisition of 60% of the issued and paid-up share capital of Vata VM Synergy (M) Sdn. Bhd. (“VATA”), and the issuance of shares of the Company’s restricted Common Stock for the balance consideration of MYR 2,000,000 at a price per share of not more than ten percent (10%) discount from the immediate preceding five trading days volume weighted average price (“VWAP”) from the issuance date pursuant to the terms of the SSA Agreement as disclosed in Note 8.

As of March 31, 2023, the Company has no material contingencies.

NOTE 19 - SUBSEQUENT EVENTS

On April 20, 2023, the disposition of Champmark Sdn Bhd (“CSB”) was completed. The Company had announced the Share Sale Agreement to sell the entire issued and paid-up share capital of CSB to Jusra Mining Merapoh Sdn Bhd (“JMM”) on March 13, 2023. The consideration for the sale of the entire issued and paid-up share capital of CSB shall be satisfied in full by the payment of Malaysia Ringgit MYR 500,000.

On April 21, 2023, the Company issued 1,428,571 restricted Common Shares for $100,000 at $0.07 per share and 480,768 restricted Common Shares for $50,000 at $0.104 per share to one non-US shareholder.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date the Company issued the audited unaudited condensed consolidated financial statements and determined that there are no further significant subsequent items which are required to be disclosed.

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

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Overview

Verde Resources, Inc. (the “Company” or “VRDR”) was incorporated in the State of Nevada on April 22, 2010.

The Company currently is engaged in the distribution of THC-free cannabinoid (CBD) products, production and distribution of renewable commodities and real property holding. However, the Company has been undergoing a restructuring exercise to shift its focus towards renewable energy and sustainability development with the world faced with challenges of climate change and environmental dehydration. The Company has initiated the disposition of the mining business via the sale of the entire issued and paid-up share capital of CSB to focus on renewable energy and sustainability.

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

On October 26, 2022, the Company entered into a corporate consulting services agreement (the “Consulting Agreement”) for investor communication and public relations services with Dutchess Group LLC (“DGL”). Pursuant to terms of the Consulting Agreement, the Company agreed to issue 1,500,000 shares of the Company’s restricted Common Stock to DGL within forty-five (45) days of signing the Consulting Agreement.  These shares were subsequently issued in December 2022.

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

On February 17, 2023, the Company issued 714,285 restricted Common Shares for $50,000 at $0.07 per share to one non-US shareholder.

On February 24, 2023, the acquisition of the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd was completed. The Company had announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd on May 10, 2021, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively.

On March 13, 2023, the Company through its wholly-owned subsidiary Verde Resources Asia Pacific Limited (“VRAP”) (fka Gold Billion Global Limited), a company incorporated under the laws of the British Virgin Islands, entered into a Share Sale Agreement (the “SSA Agreement”) with Jusra Mining Merapoh Sdn Bhd (“JMM”), a company incorporated under the laws of Malaysia, to sell the entire issued and paid-up share capital of Champmark Sdn Bhd (“CSB”), an indirect wholly-owned subsidiary of the Company engaged in the mining business. Under the terms of the SSA Agreement, the consideration for the sale of the entire issued and paid-up share capital of CSB shall be satisfied in full by the payment of Malaysia Ringgit MYR 500,000.

On March 13, 2023, the Company and its indirect wholly-owned subsidiary CSB entered into a Settlement of Debts Agreement (the “SDA Agreement”) and a two year term period Promissory Note with CSB’s creditor Borneo Oil Corporation Sdn Bhd (the “Creditor”) to settle in full a total of USD 675,888 of CSB’s account payable to the Creditor either in cash or by the issuance of new restricted shares of the Company’s Common Stock at a price of $0.07 per share. As set out in the SDA Agreement, the new restricted shares for settlement of the account payable to the Creditor shall be issued to the Creditor or its nominee.

On March 23, 2023, the Company, through its wholly-owned subsidiary Verde Resources (Malaysia) Sdn. Bhd. (“VRM”), entered into a Shares Sale Agreement (the “SSA Agreement”) with Murugesu A/L M. Narasimha and Deivamalar A/P Kandiah (“Vendors”), the legal and beneficial owners of Vata VM Synergy (M) Sdn. Bhd. (“VATA”), a company incorporated under the laws of Malaysia, to acquire 60% of the issued and paid-up share capital of VATA, a company engaged in the business of providing green technology to government and private sectors and in creating high quality compost using agricultural waste and biomass products in Malaysia. In relation to the SSA Agreement, the Company through VRM also entered into a Shareholders Agreement with Murugesu A/L M. Narasimha and VATA. Under the terms of the SSA Agreement, the consideration for the acquisition of 60% of the issued and paid-up share capital of VATA shall be satisfied by the total purchase consideration of Malaysia Ringgit MYR 2,250,000, which includes a first payment of Malaysia Ringgit MYR 100,000 upon the execution of the SSA Agreement, a second payment of Malaysia Ringgit MYR 150,000 within thirty (30) days from the date of fulfillment or waiver of all the conditions set out in the SSA Agreement, and the issuance of shares of the Company’s restricted Common Stock for the balance consideration of Malaysia Ringgit MYR 2,000,000 at a price per share of not more than ten percent (10%) discount from the immediate preceding five trading days volume weighted average price (“VWAP”) from the issuance date pursuant to the terms of the SSA Agreement.

Effective March 30, 2023, Carl Craven voluntarily resigned from his position as Director of the Company. By resolution of the Board of Directors, Jack Wong was appointed Director of the Company for a one (1) year term, effective March 30, 2023. Jack Wong will hold the Board position formerly held by Carl Craven.

Stage of Operation

On March 13, 2023, the Company initiated its divestment in its mining business.

The Company is diversifying into the green industry with its acquisition of Bio Resources Ltd (“BRL”), the beneficial and/or registered proprietor of the intellectual property known as “Catalytic Biofraction Process”, which is a slow pyrolysis process using a proprietary catalyst to depolymerize palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degree Celsius to 500 degree Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like the palm biomass wastes is used as feedstock. The acquisition was completed on October 12, 2022.

The Company has been undergoing a restructuring exercise to shift its focus towards renewable energy and sustainability development with the world faced with challenges of climate change and environmental dehydration. To focus on renewable energy and sustainability, the Company has initiated the disposition of the mining business via the sale of the entire issued and paid-up share capital of CSB and the acquisition of 60% of the issued and paid-up share capital of VATA, a company engaged in the business of providing green technology and in creating high quality compost using agricultural waste and biomass products.

Apart from the green industry, the Company is also working on a partnership with MRX Technologies, a market leader in commercial extraction systems for cannabis and hemp. The partnership includes an agreement for Verde Resources to white-label THC-free CBD products from MRX Technologies.

Results of Operations

For the three months ended March 31, 2023 and 2022:

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$26,586	$16,712	59.1%
Cost of revenue	$(44,308)	$(86,701)	-48.9%
Gross loss	$(17,722)	$(69,989)	-74.7%
Operating expenses	$816,089	$498,774	63.6%
Interest expense	$13,549	$486,977	-97.2%
Other income, net	$194,917	$99	196,785.9%
Loss from continuing operation	$(652,443)	$(1,055,641)	-38.2%
Loss from discontinued operation	$(55,884)	$-	-
NET LOSS	$(708,327)	(1,055,641)	-32.9%

The average rate of MYR : USD for three months ended March 31, 2023 and March 31, 2022 was 0.2278 and 0.2383 respectively.

Revenue

The revenue is mainly derived from the sales of products.

We have generated $26,586 and $16,712 revenues for the three months ended March 31, 2023 and 2022.

Cost of revenue

We have generated $44,308 and $86,701 cost of revenues for the three months ended March 31, 2023 and 2022.

Gross profit

We have recorded a gross loss of $17,722 and $69,989 for the three months ended March 31, 2023 and 2022.

Operating expense

Operating expenses comprised mainly of salaries, office costs, legal and professional fees. The increase in operating expenses for the period was mainly due to the increase of consultancy fee and legal and professional fees during the period.

We have incurred $816,089 and $498,774 in operating expenses through March 31, 2023 and 2022.

Interest expense and Other income, net

We have interest expense of $13,549 and $486,977 for the three months ended March 31, 2023 and 2022. The decrease in interest expenses for the period was mainly due to settlement of promissory note in period ended December 31, 2022.

We have other net income of $194,917 and $99 for the three months ended March 31, 2023 and 2022. The increase in net income for the period was due to fair value adjustment on convertible promissory note issued to BOC as disclosed in Note 12.

Net loss

As a result of the above factors, the Company incurred a net loss of $708,327 and $1,055,641 for the three months ended March 31, 2023 and 2022, respectively.

For the nine months ended March 31, 2023 and 2022:

The following table sets forth selected financial information from our statements of comprehensive loss for the nine months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$134,038	$16,712	702.0%
Cost of revenue	$(123,903)	$(86,701)	42.9%
Gross profit/(loss)	$10,135	$(69,989)	-114.5%
Operating expenses	$2,381,155	$1,221,875	94.9%
Interest expense	$1,893,209	$1,441,911	31.3%
Other income, net	$196,514	$12,214	1,508.9%
Loss from continuing operation	$(4,067,715)	$(2,721,561)	49.46%
Loss from discontinued operation	$(157,284)	$-	-
NET LOSS	$(4,224,999)	(2,721,561)	55.24%

The average rate of MYR : USD for nine months ended March 31, 2023 and March 31, 2022 was 0.2233 and 0.2390 respectively.

Revenue

The revenue is mainly derived from the rental income and sales of products.

We have generated $134,038 and $16,712 revenues for the nine months ended March 31, 2023 and 2022.

Cost of revenue

We have generated $123,903 and $86,701 cost of revenues for the nine months ended March 31, 2023 and 2022.

Gross profit

We have recorded a gross profit of $10,135 and a gross loss of $69,989 for the nine months ended March 31, 2023 and 2022.

Operating expense

Operating expenses comprised mainly of salaries, office costs, legal and professional fees. The increase in operating expenses for the period was mainly due to the increase of consultancy fee and legal and professional fees during the period.

We have incurred $2,381,155 and $1,221,875 in operating expenses through March 31, 2023 and 2022.

Interest expense and Other income, net

We have interest expense of $1,893,209 and $1,441,911 for the nine months ended March 31, 2023 and 2022. The increase in interest expenses for the period was mainly due to early conversion of promissory notes in period ended December 31, 2022.

We have other net income of $196,514 and $12,214 for the nine months ended March 31, 2023 and 2022. The increase in net income for the period was due to fair value adjustment on convertible promissory note issued to BOC as disclosed in Note 12.

Net loss

As a result of the above factors, the Company incurred a net loss of $4,224,999 and $2,721,561 for the nine months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the nine months ended March 31, 2023 and 2022.

Cash Flow Date	March 31, 2023	March 31, 2022

Net Cash (Used in) operating activities	$(1,533,319)	$(1,097,381)
Net Cash (Used in) investing activity	(364,540)	(309,642)
Net Cash Provided by financing activities	1,577,687	1,004,197
Effect of exchange rate fluctuation on cash and cash equivalents	142,262	7,787
Net decrease in cash and cash equivalents	(320,172)	(402,826)
Cash and cash equivalents, beginning of period	418,917	2,117,622
Cash and cash equivalents, ending of period	$241,371	$1,722,583

Net Cash (Used in) Operating Activities

For the nine months ended March 31, 2023, the Company had incurred net loss from operation of $4,224,999 which posted a negative impact to the Company’s cash flow. The reconciliation on non-cash items such as interest expenses, depreciation and amortization provide positive impact on cash.

In the operation analysis, the net cash used in operating activities increased from $1,097,381 to $1,533,319.  The operation loss of $4,224,999 was partially offset by the noncash expenses such as $177,074 in depreciation, $98,954 in amortization, $448,123 in share-based compensation, $1,870,972 in interest expenses on promissory notes, $22,237 in lease interest expense, fair value adjustment on convertible promissory note of $194,865 and $600 from gain on disposal of property, plant and equipment. In the operating assets and liabilities, the net increase in current assets resulted from an increase of other receivables, deposits and prepayments of $96,124, an increase in inventories held of $10,600 and a decrease in accounts receivables of $7,196.  The net increase in current liabilities resulted from $165,792 increase in advances from related parties, $183,312 increase in accrued liabilities and other payables and $25,970 increase in accounts payable, offset by a decrease in advances from director of $5,761. The final result of the cash flow used in operating activities was $1,533,319.

Net Cash (Used in) Investing Activity

The net cash used by investing activity of $364,540 resulted from purchase of property, plant and equipment of $473,895, deposit paid for acquisition of subsidiary company of $22,609, offset by proceeds on disposal of $23,000, net proceed from disposal of discontinued operation of $107,824 and net cash on acquisition of a subsidiary company of $1,140 for the nine months ended March 31, 2023.

Net Cash Provided by) Financing Activities

The net cash provided by financing activities of $1,577,687 resulted from proceeds from shares issued of $1,556,280 and net proceeds from drawdown of loans of $100,000, set off partially by repayments to lease liabilities and related interests for the nine months ended March 31, 2023 of $56,356 and $22,237 respectively.

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

Working Capital

As of March 31, 2023 and June 30, 2022, we had cash and cash equivalent of $241,371 and $418,917, respectively. As of March 31, 2023 and June 30, 2022, we have incurred accumulated operating losses of $10,518,469 and $10,357,920, respectively.

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

As of March 31, 2023 management also assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments Based on our consideration and evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of March 31, 2023. In the meantime, management has appointed external consultants to minimise risk and ascertain compliance of the requirements.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the period ended March 31, 2023.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included as part of this report:

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

______________

101*

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2023, and June 30, 2022, (ii) Condensed Statements of Operations for the three and nine months ended March 31, 2023 and 2022, (iii) Condensed Statements of Cash Flows for the nine months ended March 31, 2023 and 2022, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: May 16, 2023	By:	/s/ Jack Wong
Jack Wong
President and Chief Executive Officer
(Principal Executive Officer)

