Form 10-K
period 2023-06-30
VERDE RESOURCES, INC.
filed 2023-10-16
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $0.20 (or the average bid and asked price of such common equity) as of the last business day of the registrant’s most recently completed second fiscal quarter, being December 30, 2022, was $86,102,445.80.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

1,176,200,278 as of October 2, 2023

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

All references in this Form 10-K to the “Company,” “Verde,” “we,” “us” or “our” are to Verde Resources, Inc.

Item 1. Business.

Overview

Verde Resources, Inc. (the “We” or “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A..

The Company currently is engaged in the production and distribution of renewable commodities, distribution of THC-free cannabinoid (CBD) products, and real property holding. However, the Company has been undergoing a restructuring exercise to shift its focus towards renewable energy and sustainable development with the world faced with challenges of climate change and environmental dehydration. The Company had announced the disposition of the mining business through the sale of the entire issued and paid-up share capital of CSB on March 13, 2023. The disposition of CSB was completed on April 20, 2023.

The Company conducts business operations in La Belle, Missouri, U.S.A., through Verde Renewables, Inc. (“VRI”), a company incorporated in the State of Missouri, U.S.A., and an indirect wholly-owned subsidiary Verde Estates, LLC (“VEL”), a Missouri limited liability company.

We currently operate in the production and distribution of renewable commodities through Verde Resources (Malaysia) Sdn. Bhd., a Malaysian corporation. We intend to develop operations in the distribution of THC-free cannabinoid products through Verde Life Inc., an Oregon corporation. The Company is also considering investment opportunities in other non-mining areas including the bioenergy industry and the food & beverage sector.

The Company took a significant strategic shift by divesting its mining operations in Malaysia to concentrate exclusively on advancing its green and climate-focused initiatives. Our overarching ambition is to emerge as a prominent leader in delivering net-zero solutions while pioneering efforts in decarbonization and regenerative environmental projects. The Company has since undergone a restructuring exercise to focus on renewable energy and sustainability development with the world faced with challenges of climate change and environmental dehydration. The Company is working alongside lawmakers that will assist in shaping future climate bills, where increased standards and beneficial solutions in agriculture can be implemented to help aid with further political legislation towards climate mitigation and adaptation. We will engage key stakeholders to develop licensed and accountable measures that will assist in shaping and defining a sustainable credit exchange for the commercial market.

The Company announced a momentous partnership with Green Carbon Industries (“GCI”), securing exclusive access to their invaluable intellectual property (IP) rights. This collaboration lays the foundation for revolutionary infrastructure development, marked by innovative biochar asphalt showcase projects within the United States. Biochar-asphalt, an innovative, eco-friendly, high performance, and cost-saving alternative to conventional high CO2 footprint asphalt production and installation, holds immense promise in addressing environmental concerns. Through the integration and extensive utilization of biochar – a carbon-rich material derived from organic waste, the Company aims to reduce carbon emissions and the carbon footprint of infrastructure projects. The American showcase projects will serve as compelling evidence of the technology’s capability in carbon sequestration, efficiently mitigating greenhouse gas, enhancing durability and cost efficiencies, all while simultaneously addressing pressing environmental challenges.

Puro.earth, the crediting platform for durable carbon removal, has officially registered the Company as a Carbon Removal Credit supplier as part of its Accelerate program. This partnership was formalized through a platform agreement signed in April 2023. The Company’s endeavors are poised to unlock revenue opportunities by generating Carbon Removal Credits (CORCs). This critical step incentivizes the broader adoption of climate technologies and enables the Company to supply these credits to companies seeking to offset their carbon footprint in pursuit of net-zero objectives. Simultaneously, this approach creates an additional and substantial revenue stream for the Company.

The following diagram illustrates our current corporate structure:

Corporate History and Structure

Verde Resources, Inc. was incorporated on April 22, 2010, in the State of Nevada, U.S.A.

The following persons were appointed to serve as Directors and to assume the responsibilities of officers, on October 17, 2013: Mr. Wu Ming Ding, as President and Director; Mr. Balakrishnan B S Muthu as Treasurer, Chief Financial Officer, General Manager and Director; and Mr. Liang Wai Keen as Secretary.

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

Under the terms of the Assignment Agreement, FMR had assigned its management rights of CSB’s mining operation in the Mining Lease to the Company, through its wholly-owned subsidiary Verde Resources Asia Pacific Limited (“VRAP”) in exchange for 80,000,000 shares of the Company’s Common stock, which constituted 95.26% of our issued and outstanding capital stock as of and immediately after the consummation of the acquisition.

VRAP was formed on February 7, 2013, by the Board of Directors of FMR to monitor the CSB operation. The acquisition of 100% of the issued and outstanding capital stock of VRAP was agreed upon on October 18, 2013, and completed on October 25, 2013, subject to the approval of the Board of Directors and the audit of VRAP.

Pursuant to the Assignment Agreement, and a Supplementary Agreement dated February 17, 2014, on further clarifications to the Assignment Agreement signed by the Company with FMR, the 100% interest of FMR in VRAP was transferred to VRDR at a consideration of One and no/100 Dollar ($1.00). This transaction was recorded as a reverse acquisition in accordance with ASC 805-40 “Reverse Acquisitions”. The legal parent was VRDR, which was the accounting acquiree, while VRAP was the accounting acquirer. There was a 15% non-controlling interest of CSB after the acquisition. This transaction was accounted for as a recapitalization effected by a share exchange, wherein VRAP with its 85% deemed subsidiary CSB was considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Prior to the acquisition of VRAP, on July 1, 2013, FMR had assigned its rights and obligations pursuant to its 85% interest in CSB to VRAP. According to ASC 810-05-08 A, CSB is a deemed subsidiary of VRAP because due to the assignment, VRAP had gained control of the Board of Directors of CSB, VRAP’s rights to receive future benefits and residual value, and VRAP’s obligation to absorb losses and provide financing for CSB. VRAP had the power to direct the activities of CSB that most significantly impact CSB’s economic performance, and the obligation to absorb losses or receive benefits of CSB that could potentially be significant to CSB. Accordingly, VRAP was the primary beneficiary of CSB. Under 810-23-42, 43, it was determined that CSB was de-facto agent and VRAP, the principal, and consequently, CSB was considered as a deemed subsidiary of VRAP beginning July 1, 2013.

With the above transactions, VRAP became a wholly-owned subsidiary of the Company and CSB, its 85% deemed indirect subsidiary.

On April 1, 2014, the Board of Directors of VRAP notified FMR of the decision to exercise its option to purchase an 85% equity interest of CSB pursuant to Section 3.2.4 of the Management Agreement dated July 1, 2013, between VRAP and FMR. This acquisition was completed on April 1, 2014, with consideration of $1, and VRAP then became an 85% shareholder of CSB.

Effective February 20, 2016, Mr. Wu Ming Ding resigned from his positions as President and Director of the Company, with Mr. Balakrishnan B S Muthu being appointed President to fill the vacancy created. Effective February 20, 2016, Mr. Chen Ching was appointed Director of the Company and the entire Board of Directors then consisted of Mr. Balakrishnan B S Muthu and Mr. Chen Ching.

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

Effective March 31, 2021, Mr. Carl M. Craven was appointed Director of the Company, and the entire Board of Directors then consisted of Mr. Balakrishnan B S Muthu, Mr. Chen Ching and Mr. Carl M. Craven. The Form 8-K announcing the change in officers and directors were filed with SEC on April 1, 2021.

On May 10, 2021, the Company announced the Sale and Purchase Agreement (the “S&P Agreement”) to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021, and July 1, 2021, respectively. The completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia.

The Company also announced the Share Sale Agreement on May 12, 2021, for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited (“BRL”)  from various unrelated third parties, Taipan International Limited, The Wision Project Limited, and other individuals, in consideration of issuance of 321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021, and the promissory notes were issued on May 12, 2021. The face value (principal) amount of $20,355,000 is repayable by May 12, 2023, and bearing zero coupon interest. The promissory note is priced at $16,290,550 considering the current market interest rate. On January 20, 2022, the Company reached a mutual agreement with the Lenders of the Notes to enter into a Supplement to Promissory Note, with each Lender, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted Common Stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. The Company and the Lenders further agreed that the actual date for the allotment and issue of new shares of the Company’s restricted common stock shall be confirmed in a subsequent written agreement.  The acquisition of BRL was consummated on October 12, 2022.

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

Simultaneously, on March 2, 2022, the Company, through VRAP, entered into a Commercial Lease Agreement and Option to Purchase (“Lease Agreement”) for renting the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rental for the entire Lease Term amounts to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) which shall be paid in advance upon commencement of the Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”). The refundable advance of $800,000 from the Cancellation Agreement above was utilized against the security deposit and payment of the advance rental. The Lease Agreement also provides VRAP with an exclusive right and option to purchase the factory site together with all its right title and interest for a consideration of MYR 8,000,000 ($1,904,762) (the “Purchase Price”) or subject to a valuation report on the factory site by a Malaysian registered property valuer at any time during the period of two years from the date of the Lease Agreement. The Lease Payment and Security Payment shall be applied toward the Purchase Price upon VRAP exercising the option to purchase. The Option to Purchase has not been exercised to date.

On June 18, 2021, VRAP entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB. Prior to this acquisition, VRAP owned 85% equity in CSB. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of Malaysia Ringgit MYR 150,000 (approximately $36,130) upon the execution of the Shares Sale Agreement.  A deposit of MYR 150,000 (approximately $36,130) was paid to LGL on June 21, 2021. With the completion of the acquisition on October 20,2021, CSB became a wholly owned subsidiary of VRAP, and indirectly, of the Company.

On July 7, 2021, the Company through its wholly-owned subsidiary VRAP entered into a Product Supply Agreement (the “Product Supply Agreement”) with MRX Xtractors, LLC (“MRX”), an Oregon limited liability company. MRX is a market leader in commercial extraction systems for cannabis and hemp. The Product Supply Agreement is a partnership between VRAP and MRX to establish a purchase and supply arrangement that allows VRAP to distribute white-label THC-free CBD products from MRX.

On August 10, 2021, we formed a wholly owned subsidiary, Verde Renewables, Inc., for the purpose of conducting business in Missouri (using straw bed and wood waste to create biochar and related products). Another entity, Verde Estates, LLC, was also formed on August 10, 2021, to own property in Missouri. Verde Estates, LLC is a wholly owned subsidiary of Verde Renewables, Inc.

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

On February 10, 2022, the Company, through Verde Estates, LLC, entered into a Commercial Lease Agreement and Option to Purchase (the “La Belle Lease Agreement”) to rent a 24-acre property in La Belle, Missouri from Jon Neal Simmons and Betty Jo Simmon (the “Landlord”) to support carbon farming with biochar in Missouri. Under the La Belle Lease Agreement, the term of the lease will be for a period of two (2) years and the Company will have the right to renew the lease with a total of three renewal periods with each term being two years. The base rent is Ten Thousand Dollars ($10,000) for the term, payable on the commencement of the La Belle Lease Agreement, together with a security deposit of $240,000. The La Belle Lease Agreement also grants the Company the exclusive right and option to purchase the premises together with all the right title and interest from the Landlord for a consideration of $490,000, inclusive of the security payment, at any time during the two years period of the lease term.  The Option to Purchase was exercised on September 27, 2022.

On March 23, 2022, we, through Verde Resources (Malaysia) Sdn Bhd., (“Verde Malaysia”), entered into a Sale of Shares Agreement (“SSA”) with The Wision Project Sdn Bhd (“Wision”), a company incorporated under the laws of Malaysia, to acquire the one hundred percent (100%) of the issued and paid up ordinary shares in Wision. It was closed in May 2022.

On April 19, 2022, we, through our wholly-owned subsidiary Verde Malaysia, a company incorporated in Malaysia, entered into Term Sheet for Regenerative Carbon Negative Agriculture Initiative (the “Borneo Agreement”) with The Borneo Food Group Sdn. Bhd (“SB”), a company incorporated in Malaysia, to supply proprietary blend of various carbon negative agricultural products such as plant natural enzyme, FAA bio enzyme and enriched biochar to SB. SB is a wholly-owned subsidiary of Borneo Oil Berhad (BORNOIL), a company listed on the Main Board Stock Exchange of Malaysia and an affiliate of the Company by virtue of owning more than 10% shares of the Company’s Common Stock. Under the Borneo Agreement, Verde Malaysia has the expertise, technical know-how supply of proprietary blend of various carbon negative agricultural products to assist SB in achieving a long term and consistent supply of various agriculture produce for its business while ensuring that all ingredients utilized by SB is farmed in a sustainable and environmentally friendly manner which is not just carbon neutral but carbon negative to create a long term carbon negative footprint. Verde Malaysia will provide the services and supply the proprietary blend of various carbon negative agricultural products to SB at the agreed fixed rates which may be subject to price increase in the event of any drastic fluctuations in the cost of fuel and/or related production costs with a minimum notice of two weeks in writing to SB. The term of the Borneo Agreement will be for a fixed period of five (5) years commencing from May 1, 2022, to April 30, 2027, and both parties may extend the agreement for a further term as may be mutually agreed on terms to be separately negotiated.

On April 25, 2022, we issued a total of 8,445,946 restricted Common shares for $1,000,000 at $0.1184 per share to two non-US shareholders.

On April 27, 2022, the Company entered into a Professional Engineering Services Contract (the “Engineering Services Agreement”) with BioDiverse Energies, LLC (“BDE”). Under the Engineering Services Agreement, BDE will provide professional services on the feasibility assessment, preliminary engineering and preliminary market analysis related to the biochar enhanced compost project. The Company will pay BDE a total of $42,000 for completion of the professional services under the Engineering Services Agreement. An initial payment of $25,000 will be paid prior to the commencement of work by BDE, with another $10,000 and $7,000 to be paid upon completion of the professional services in two stages respectively. On May 4, 2022, the Company assigned the Engineering Services Agreement to its wholly owned subsidiary Verde Renewables, Inc. (“VRI”) to assume from the Company all the obligations, responsibilities and liabilities associated with the Engineering Services Agreement.

On April 29, 2022, Verde Renewables, Inc. (“VRI”) a wholly owned subsidiary of the Company, closed on the purchase of residential property located in Chesterfield, Missouri (the “Chesterfield Property”). The purchase price for the Chesterfield Property was $750,000.00, paid in cash at closing. The Company used cash on hand to purchase the Chesterfield Property. The Chesterfield Property was purchased from Yimin Huang and Claudine Huang (the “Sellers”). There were no material relationships between the Sellers and the Company or any of its affiliates. The Company plans on holding the Chesterfield Property as an investment and for corporate housing.

On June 8, 2022, the Company through its wholly owned subsidiary VRI entered into a Services Agreement with Gary F. Zimmer to engage him as its corporate consultant to develop and formulate a designer compost and the Company’s integrated regenerative farming programs as designated in the Services Agreement. Under the Agreement, the Company will pay Gary F. Zimmer by the issuance of 1,000,000 shares of the Company’s restricted Common stock, par value $0.001 per share on or before July 15, 2022. The shares were issued during the financial year end.

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

On November 8, 2022, Jack Wong was appointed Chief Executive Officer of the Company’s wholly owned subsidiaries Verde Renewables, Inc and Verde Life Inc.

On November 22, 2022, Verde Resources, Inc. (the “Company”), through its wholly-owned subsidiary Verde Life Inc. (“VLI”), a company incorporated in the State of Oregon, entered into a Product Distribution Agreement (the “Distribution Agreement”) with Country Farms Sdn Bhd (“CF”), a company incorporated in Malaysia and a wholly-owned subsidiary of Berjaya Corporation Berhad, to grant CF with the exclusive right to distribute white-label CBD products from VLI to its customers in Malaysia. Under the Distribution Agreement, CF shall pay VLI a deposit of $200,000 upon execution of this Distribution Agreement. Upon submission of the first purchase order, CF shall pay 50% of the purchase order value to VLI. Prior to any product shipment, CF shall pay VLI the balance 50% of the purchase order value less an initial deposit of $70,000. The remaining deposit of $130,000 shall be retained for the exclusivity and subsequent orders. The term of the Distribution Agreement will commence on November 22, 2022, for a period of three (3) years. To date a deposit of only $20,000 has been paid.

On November 30, 2022, Verde Resources, Inc. (the “Company”), through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), a company incorporated in the State of Missouri, U.S.A., entered into a Services Agreement with Y M Tengku Chanela Jamidah Y A M Tengku Ibrahim (the “Ibrahim Agreement”) to engage her as its Director of Strategic Initiatives to promote and make introductions for the benefit of advancing the Company’s business and interests amongst her networks as designated in the Ibrahim Agreement. Under the Ibrahim Agreement, the Company will pay Y M Tengku Chanela Jamidah Y A M Tengku Ibrahim by the issuance of 1,000,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) in two tranches of 500,000 shares each on or before December 31, 2022 and December 31, 2023 respectively. The term of the Ibrahim Agreement will be for a fixed period of twenty-four (24) months commencing on November 30, 2022.

On December 1, 2022, Verde Resources, Inc. (the “Company”), through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), a company incorporated in the State of Missouri, U.S.A., entered into a Services Agreement with Steven Sorhus (the “Sorhus Agreement”) to engage him as its Financial Controller to prepare monthly financial reports and financial projections, and oversee daily accounting practices of the Company and its subsidiaries as designated in the Sorhus Agreement. Under the Sorhus Agreement, the Company will pay Steven Sorhus by the issuance of 800,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) in two tranches of 300,000 shares on or before December 31, 2022 and 500,000 shares on or before December 31, 2023. The term of the Sorhus Agreement will be for a fixed period of twenty-five (25) months commencing on December 1, 2022.

On December 1, 2022, Verde Resources, Inc. (the “Company”), through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), a company incorporated in the State of Missouri, U.S.A., entered into a Services Agreement with EMGTA LLC (“EMGTA”) (the “EMGTA Agreement”). Under the EMGTA Agreement, EMGTA will provide services to develop business plan and marketing strategy to facilitate business growth, and identify new customers and markets for the Company. The Company will pay EMGTA by the issuance of 750,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) in two tranches of 375,000 shares each on or before December 31, 2022, and December 31, 2023 respectively. The term of the EMGTA Agreement will be for a fixed period of twenty-five (25) months commencing on December 1, 2022.

On December 7, 2022, the Company entered into a Supplementary Agreement to Promissory Note in relation to the acquisition of the entire issued and paid-up share capital of BRL with the 17 Lenders, including the Company’s President and CEO, Jack Wong, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted Common Stock at the agreed conversion price of $0.0611 per share on or before December 9, 2022.

On December 9, 2022, the Company issued a total of 334,642,389 restricted common shares comprising 333,142,389 restricted Common shares for the conversion of a total principal loan amount of $20,355,000 of promissory notes at $0.0611 per share to 17 lenders of the promissory notes and 1,500,000 restricted common shares at US$0.12 per share to Dutchess Group LLC for its consulting services.

On December 15, 2022, the Company entered into a Services Agreement with Looi Pei See (the “Looi Pei See Agreement”) to engage her as a consultant to develop the retail markets for the Company’s products and services in Malaysia and Singapore. The Company will pay Looi Pei See by the issuance of 1,140,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) on or before December 31, 2022.

On December 31, 2022, the Company issued a total of 2,351,000 restricted Common shares at $0.20 per share to four consultants, Y M Tengku Chanela Jamidah Y A M Tengku Ibrahim, Steven Sorhus, EMGTA LLC and Looi Pei See, as compensation for the engagement of their consulting services.

On March 13, 2023, the Company through its wholly-owned subsidiary VRAP, a company incorporated under the laws of the British Virgin Islands, entered into a Share Sale Agreement (the “SSA Agreement”) with Jusra Mining Merapoh Sdn Bhd (“JMM”), a company incorporated under the laws of Malaysia, to sell the entire issued and paid-up share capital of CSB, an indirect wholly-owned subsidiary of the Company engaged in the mining business. Under the terms of the SSA Agreement, the consideration for the sale of the entire issued and paid-up share capital of CSB shall be satisfied in full by the payment of Malaysia Ringgit MYR 500,000. The Company has been undergoing a restructuring exercise to shift its focus towards renewable energy and sustainability development with the world faced with challenges of climate change and environmental dehydration. The disposition of the mining business via the sale of the entire issued and paid-up share capital of CSB is in line with the Company’s restructuring effort to focus on renewable energy and sustainability.

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

On March 23, 2023, the Company, through its wholly-owned subsidiary Verde Resources (Malaysia) Sdn. Bhd. (“Verde Malaysia”), entered into a Shares Sale Agreement (the “SSA Agreement”) with Murugesu A/L M. Narasimha and Deivamalar A/P Kandiah (“Vendors”), the legal and beneficial owners of Vata VM Synergy (M) Sdn. Bhd. (“VATA”), a company incorporated under the laws of Malaysia, to acquire 60% of the issued and paid-up share capital of VATA, a company engaged in the business of providing green technology to government and private sectors and in creating high quality compost using agricultural waste and biomass products in Malaysia. In relation to the SSA Agreement, the Company through Verde Malaysia also entered into a Shareholders Agreement with Murugesu A/L M. Narasimha and VATA. Under the terms of the SSA Agreement, the consideration for the acquisition of 60% of the issued and paid-up share capital of VATA shall be satisfied by the total purchase consideration of Malaysia Ringgit MYR 2,250,000, which includes a first payment of Malaysia Ringgit MYR 100,000 upon the execution of the SSA Agreement, a second payment of Malaysia Ringgit MYR 150,000 within thirty (30) days from the date of fulfillment or waiver of all the conditions set out in the SSA Agreement, and the issuance of shares of the Company’s restricted common stock for the balance consideration of Malaysia Ringgit MYR 2,000,000 at a price per share of not more than ten percent (10%) discount from the immediate preceding five trading days volume weighted average price (“VWAP”) from the issuance date pursuant to the terms of the SSA Agreement. Subsequent to the financial year end, the Company has initiated termination of the agreement.

Effective March 30, 2023, Carl Craven voluntarily resigned from his position as Director of the Company. By resolution of the Board of Directors, Jack Wong was appointed Director of the Company for a one (1) year term, effective March 30, 2023. Jack Wong will hold the Board position formerly held by Carl Craven.

On April 20, 2023, the disposition of CSB was completed. The Company had announced the Share Sale Agreement to sell the entire issued and paid-up share capital of CSB to Jusra Mining Merapoh Sdn Bhd (“JMM”) on March 13, 2023. The consideration for the sale of the entire issued and paid-up share capital of CSB shall be satisfied in full by the payment of Malaysia Ringgit MYR 500,000.

Stage of Operation

The Company took a significant strategic shift by divesting its mining operations in Malaysia to concentrate exclusively on advancing its green and climate-focused initiatives. Our overarching ambition is to emerge as a prominent leader in delivering net-zero solutions while pioneering efforts in decarbonization and regenerative environmental projects. The Company has since undergone a restructuring exercise to focus on renewable energy and sustainability development with the world faced with challenges of climate change and environmental dehydration. The Company has completed the disposition of the mining business via the sale of the entire issued and paid-up share capital of CSB on April 20, 2023.

The Company has diversified into the green industry with its acquisition of Bio Resources Ltd (“BRL”), the beneficial and/or registered proprietor of the intellectual property known as “Catalytic Biofraction Process”, which is a slow pyrolysis process using a proprietary catalyst to depolymerise palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degree Celsius to 500 degree Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like the palm biomass wastes is used as feedstock.

The Company’s BioFraction technology produces high-quality raw biochar using recycled organic biomass from the dairy, palm, and other natural resource industries. The Company also produces activated biochar, which undergoes further processing combined with natural enzymes, minerals, and microbial additives.

Biochar can be the key component towards rebuilding and enhancing coral life and marine ecosystems throughout coastal regions. The Company will explore developing blue carbon technologies using biochar as an additive within carbon-negative cement mixtures that can be molded into a variety of useful marine structures and environments. We have begun research and development of various biochar cement compound mixtures, such as raw atmospheric injected CO2, precast eco-friendly cement. We will engage international and regional industry experts, institutes and educational communities, focused towards developing a unique line of blue carbon capturing products for coastal aquatic and marine environments.

The Company is working alongside lawmakers that will assist in shaping future climate bills, where increased standards and beneficial solutions in agriculture can be implemented to help aid with further political legislation towards climate mitigation and adaptation. We will engage key stakeholders to develop licensed and accountable measures that will assist in shaping and defining a sustainable credit exchange for the commercial market.

On August 7, 2023, the Company announced a momentous partnership with Green Carbon Industries (“GCI”), securing exclusive access to their invaluable intellectual property (IP) rights. This groundbreaking collaboration lays the foundation for revolutionary infrastructure development, marked by innovative biochar asphalt showcase projects within the United States. These projects complement GCI’s established successes in the Asia Pacific (APAC), Middle East, and Africa regions. Our shared commitment revolves around validating the concept’s feasibility and scalability for carbon sequestration, thereby transforming global infrastructure development, and proactively addressing pressing environmental challenges.

Biochar-asphalt, an innovative, eco-friendly, high performance, and cost-saving alternative to conventional high CO2 footprint asphalt production and installation, holds immense promise in addressing environmental concerns. Through the integration and extensive utilization of biochar – a carbon-rich material derived from organic waste, the Company aims to reduce carbon emissions and the carbon footprint of infrastructure projects. The American showcase projects will serve as compelling evidence of the technology’s capability in carbon sequestration, efficiently mitigating greenhouse gas, enhancing durability and cost efficiencies, all while simultaneously addressing pressing environmental challenges.

Earlier this year, Puro.earth, the world’s foremost crediting platform for durable carbon removal, officially registered the Company as a Carbon Removal Credit supplier as part of its Accelerate program. This partnership was formalized through a platform agreement signed in April 2023. It is worth noting that Puro.earth was acquired by Nasdaq in June 2021.

Furthermore, the Company’s endeavors are poised to unlock revenue opportunities by generating Carbon Removal Credits (CORCs). This critical step incentivizes the broader adoption of climate technologies and enables the Company to supply these credits to companies seeking to offset their carbon footprint in pursuit of net-zero objectives. Simultaneously, this approach creates an additional and substantial revenue stream for the Company.

On August 30, 2023, the Company achieved a significant milestone by conducting the first-ever biochar-asphalt installation in the United States, just outside of Chicago, Illinois. Subsequently, we replicated this success at our own facility in La Belle, Missouri. On September 25, 2023, upon the invitation of the City of Gramercy, located near New Orleans, Louisiana, the Company executed another biochar-asphalt installation. As a testament to our efforts, we have already received several Letters of Intent (LOIs), and we are confident that our transition from mining to climate-tech and the green economy will yield tremendous results for the company in the years ahead.

Apart from the green industry, the Company is also working on a partnership with MRX Technologies, a market leader in commercial extraction systems for cannabis and hemp. The partnership includes an agreement for VRAP to white-label THC-free CBD products from MRX Technologies.

Employees

As of October 1, 2023, the Company has the following employees:

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

Mr. Jack Wong, our current principal executive officer, has extensive contacts and experience in the green climate-tech industry in U.S.A., and we are dependent upon his abilities and services to develop and market our business. He is responsible for overseeing all of our day-to-day business operations of our operating company, VRI, and its subsidiary VEL, including the operations and negotiations for the sales of its activated biochar and other bio products. We may not be able to retain the executive officer/manager for any given period of time. The loss of his services could have a material adverse effect upon our business operations, financial condition and results of operations. In addition, we must attract, recruit and retain a sizeable workforce of technically competent employees in U.S.A. to run our operations. Our ability to effectively implement our proposed business strategies and expand our operations will depend upon the successful recruitment and retention of additional highly skilled and experienced management and other key personnel in U.S.A. If we cannot maintain highly experienced and skilled management teams, our business could fail and you could lose any investment you make in our shares.

The COVID-19 and other future pandemics may result in significant deterioration and disruption in national and local economic conditions and record levels of unemployment, which may have a material impact on our business operations.

The COVID-19 and future pandemics may create extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. Federal and state governments would have to take actions to contain the spread of the disease, including quarantines, travel bans, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. The spread of COVID-19 has decreased substantially but there may be potential risk to the increased spread of new, more transmissible coronavirus variants, the number of individuals diagnosed with COVID-19 and other future pandemics may increase again. The substantial increase in these infections may cause state and local governments to consider, and in some cases implement, various activity restrictions and containment measures that previously had been lifted. The uncertain future development of the pandemic situations could materially and adversely affect our business operations.

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

Impact of global tensions may increase uncertainty of our future operations.

The global tensions arising from the Ukraine-Russian war and Hamas-Israel war may result in disruptions in the broader global economic environment.

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

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives have been pursued with rigor under the current Administration. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, we would expect to experience increased compliance costs and other compliance-related risks.

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

Our audited financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern.  We have suffered recurring net losses, and record an accumulated deficits as of June 30, 2023. These conditions raise substantial doubts about our ability to continue as a going concern. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We own or lease the following real properties:

Location	Rent/Own	Mortgage/Lease Terms	Use
La Belle	Own #	NA	Factory Site
St. Louis Missouri	Lease	NA	Corporate Headquarters
Chesterfield, Missouri	Own	NA	Corporate Housing
Jalan Silam, Sabah Malaysia	Rent	NA	Factory Site

# - Exercised Option to Purchase on September 27, 2022, and accordingly became an owned property.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“ Dodd-Frank Act “), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic and annual reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Act of 1977. The Company did not have any mines in the United States during the year ended June 30, 2023.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is now quoted on the OTCQB, under the symbol “VRDR”. Our stock was approved for quotation on the OTCBB on September 26, 2012. However, the Company’s Common Stock did not begin active trading until October 2013.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCQB for the most recent two (2) fiscal years, based on our fiscal year end June 30, 2023. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low

June 30, 2022	$0.20	$0.03
September 30, 2022	$0.16	$0.10
December 31, 2022	$0.20	$0.09
March 31, 2023	$0.1505	$0.055
June 30, 2023	$0.25	$0.071
September 30, 2023	$0.45	$0.08

As of October 2, 2023, we had 125 shareholders of record of our common stock and 1,176,200,278 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2023, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the fiscal year ended June 30, 2023, except the following transaction.:

On April 21, 2023, the Company issued 1,428,571 restricted Common shares for $100,000 at $0.07 per share and 480,768 restricted Common shares for $50,000 at $0.104 per share to one non-US shareholder.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2023.

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

Results of Operations

The following table provides selected financial data about our company for the years ended June 30, 2023, and June 30, 2022.

Statement of Operation	June 30,
	2023	2022	Change
	USD	USD	USD	%

Revenue	$158,098	$38,169	119,929	$314.2%
Cost of revenue	(238,153)	(145,356)	(92,797)	63.8%
Gross loss	(80,055)	(107,187)	(27,132)	(25.3)%
Operating expenses	(3,216,022)	(1,905,301)	(1,310,721)	68.8%
Goodwill impairment	-	(4,879)	4,879	(100.0)%
Loss from operation	(3,296,077)	(2,017,367)	(1,278,710)	63.4%
Interest expense	(1,918,572)	(1,949,151)	30,579	(1.6)%
Other income	1,215,689	12,104	1,203,585	9,943.7%
Net loss before income tax	3,998,960)	(3,954,414)	(44,546)	1.1%
Provision of Income Tax	-	-
NET LOSS	(3,998,960)	(3,954,414)	(44,546)	1.1%
Net loss attributable to non-controlling interests	-	6,979	(6,979)	(100.0)%
Net loss attributable to shareholders of the group	$(3,998,960)	$(3,947,435)	(51,525)	1.3%

Revenue

The revenue derived from the rental income, compost spreading and distribution of renewable commodities. We have generated $158,098 and $38,169 revenues for the years ended June 30, 2023, and 2022, respectively, and have recorded a gross loss of $80,055 and $107,187 for the year ended June 30, 2023, and 2022.

Cost of revenue

We incurred cost of revenue of $238,153 and $145,356 in the production and distribution of renewable commodities during the year ended June 30, 2023, and 2022, respectively.

Operating Expenses

Operating expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee and travelling expenses. We have incurred $3,216,022 and $1,905,301 in operating expenses through June 30, 2023, and June 30, 2022. Operating expenses increased by 68.8%, or $1,310,721, primarily due to increase of consultancy fee and legal and professional fee for the year ended June 30, 2023.

Interest expense

The Company recorded interest expense of $1,881,807 and $1,948,086 on the promissory notes for the years ended June 30, 2023, and 2022, respectively. Lease interest amounted to $36,765 and $1,065 for the years ended June 30, 2023, and 2022, respectively.

Other income

We have other income of $1,215,689 and $12,104 for the year ended June 30, 2023, and 2022. Other income increased by $1,203,585, primarily due to gain on disposal of a subsidiary of $980,714 and fair value adjustment on convertible promissory notes issued to BOC of $194,865 as disclosed in Note 12 of the financial statements.

Net loss

We recorded a net loss of $3,998,960 and $3,954,414 for the years ended June 30, 2023, and 2022, respectively.

Plan of Operation

Expansion Plans

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

The Company announced a momentous partnership with Green Carbon Industries (“GCI”) in August 2023, securing exclusive access to their invaluable intellectual property (IP) rights. This groundbreaking collaboration lays the foundation for revolutionary infrastructure development, marked by innovative biochar asphalt showcase projects within the United States. These projects complement GCI’s established successes in the Asia Pacific (APAC), Middle East, and Africa regions. Our shared commitment revolves around validating the concept’s feasibility and scalability for carbon sequestration, thereby transforming global infrastructure development, and proactively addressing pressing environmental challenges.

Biochar-asphalt, an innovative, eco-friendly, high performance, and cost-saving alternative to conventional high CO2 footprint asphalt production and installation, holds immense promise in addressing environmental concerns. Through the integration and extensive utilization of biochar – a carbon-rich material derived from organic waste, The Company aims to reduce carbon emissions and the carbon footprint of infrastructure projects. The American showcase projects will serve as compelling evidence of the technology’s capability in carbon sequestration, efficiently mitigating greenhouse gas, enhancing durability and cost efficiencies, all while simultaneously addressing pressing environmental challenges.

Earlier this year, Puro.earth, the world’s foremost crediting platform for durable carbon removal, officially registered the Company as a Carbon Removal Credit supplier as part of its Accelerate program. This partnership was formalized through a platform agreement signed in April 2023. It is worth noting that Puro.earth was acquired by Nasdaq in June 2021.

The Company’s endeavors are poised to unlock revenue opportunities by generating Carbon Removal Credits (CORCs). This critical step incentivizes the broader adoption of climate technologies and enables the Company to supply these credits to companies seeking to offset their carbon footprint in pursuit of net-zero objectives. Simultaneously, this approach creates an additional and substantial revenue stream for the Company.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from private placements. Cash generated from operations is highly dependent on the sale of our products, which are still under development stage. Cash and cash equivalents totaled $0.2 million as of June 30, 2023, and $0.4 million as of June 30, 2022.

The following table provides selected cash flow data about our company for the years ended June 30, 2023, and 2022.

Cash Flow Date	June 30, 2023	June 30, 2022

Net cash used in operating activities	$(1,656,896)	$(1,595,961)
Net cash used in investing activities	$(387,938)	$(1,348,823)
Net cash provided by financing activities	$1,628,281	$989,594
Effect of exchange rate changes on cash and cash equivalents	$198,045	$256,485
Net increase in cash and cash equivalents	$(218,508)	$(1,698,705)
Cash and cash equivalents at beginning of year	$418,917	$2,117,622
Cash and cash equivalents at end of year	$200,409	$418,917

Net Cash Used In Operating Activities.

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of intangible assets, gain on disposal of subsidiary, fair value adjustment on convertible promissory notes, and stock-based compensation, and the effects of changes in operating assets and liabilities. The increase in cash used in operating activities for the year ended June 30, 2023, as compared to 2022 was primarily due to higher net loss adjusted for non-cash interest expense of promissory notes and the increase of accrued liabilities and other payables and advanced from related parties.

In the operation analysis, the net cash used in operating activities increased from $1,595,961 to $1,656,896. The operation loss of $3,998,960 was partially offset by the noncash expenses such as $254,852 in depreciation, $124,688 in amortization, $519,671 in share-based compensation, $1,877,739 in interest expenses on promissory notes, $60,297 in lease interest expense, fair value adjustment on convertible promissory note of $194,865, gain on disposal of subsidiary of $980,714 and $600 from gain on disposal of property, plant and equipment. In the operating assets and liabilities, the net decrease in current assets resulted from an increase of other receivables, deposits and prepayments of $104,470, an increase in inventories held of $13,850 and a decrease in accounts receivables of $7,785.  The net increase in current liabilities resulted from $348,913 increase in advances from related parties, $403,259 increase in accrued liabilities and other payables and $75,768 increase in accounts payable, offset by a decrease in advances from director of $12,877. The final result of the cash flow used in operating activities was $1,656,896.

Net Cash Used In Investing Activities.

The net cash used by investing activity of $387,938 resulted from purchase of property, plant and equipment of $497,302, deposit paid for acquisition of subsidiary company of $21,423, offset by proceeds on disposal of property, plant and equipment of $23,000, net cash inflow from disposal of subsidiary company of $106,647 and net cash inflow on acquisition of a subsidiary company of $1,140 for the year ended June 30, 2023.

Net Cash Provided By Financing Activities.

The net cash provided by financing activities of $1,628,281 resulted from proceeds from shares issued of $1,576,280 and net proceeds from drawdown of loans of $191,000, set off partially by repayments to lease liabilities and related interests for the years ended June 30, 2023, of $138,999 and $10,406 respectively.

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

FOR THE YEAR ENDED JUNE 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VERDE RESOURCES, INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Verde Resources, Inc. and its subsidiaries (the ‘Company’) as of June 30, 2023, and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2023,, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the years ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has generated recurring losses and suffered from an accumulated deficit of $10,292,430 as of June 30, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the financial statements that were communicated or are required to be communicated to the audit committee, or in their absence, the directors, and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved especially challenging, subjective, or complex judgements.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment for impairment of Intellectual Properties

As described in Note 2 to the consolidated financial statements, the intangible assets acquired from third parties are measured initially at fair value with an infinite live that are not being amortized.  The Company annually evaluates the recoverability of the infinite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is measured by a comparison of the carrying amounts to the future discounted cash flows the assets are expected to generate. If such a review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

Our key considerations for the determination the fair value of the intangible assets, comprising Intellectual Properties (“IP”) as a critical audit matter was due to the high degree of judgement involved in the assessment of the assumptions used in deriving the future discounted cash flows as included in the worksheets presented to us to justify their carrying values of the IP.  These were assessed by:

i)	Critically evaluating management’s assessment for their rationale and justification of the assumptions used;

ii)	Discussions with the key management and operational personnel of the Company to understand the future plans, their assumptions and expected income to be derived;

ii)	Obtained necessary supporting information and published reports to support the forecast demand and productions and prices used in the worksheets;

ii)	Ascertaining formulas and linkages in the worksheets were properly set up;

iii)	Performing stress tests by reducing assumed demand and production to determine impact on cash flows and carrying values.

/s/ J&S Associate PLT

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

October 13, 2023

VERDE RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2023	2022
ASSETS
Current asset:
Cash and cash equivalents	$200,409	$418,917
Accounts receivable	12,071	21,028
Inventories	96,036	87,035
Amounts due from related party	100	-
Deposits and prepayments	569,675	119,238
Other receivables	9,641	-

Total current assets	887,932	646,218

Non-current assets:
Property, plant and equipment, net	4,009,090	1,048,893
Right of use assets, net	633,109	685,714
Mining rights	-	27,088
Intangible assets	33,191,991	-
Security deposit	80,000	240,000
Deposit paid for acquisition of subsidiaries	21,423	25,935,550
Deposit paid for acquisition of property, plant and equipment	-	5,080,000

Total non-current assets	37,935,613	33,017,245

TOTAL ASSETS	$38,823,545	$33,663,463

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,171	$18,211
Accrued liabilities and other payables	651,480	283,656
Finance lease liabilities	172,184	75,224
Operating lease liabilities	20,768	-
Bank loan	191,000	-
Promissory notes	-	18,484,028
Amount due to director	9,660	-
Amounts due to related parties	359,018	555,527

Total current liabilities	1,477,281	19,416,646

Non-current liabilities:
Finance lease liabilities	608,455	97,900
Operating lease liabilities	29,483	-
Promissory notes	487,790	-

Total non-current liabilities	1,125,728	97,900

TOTAL LIABILITIES	2,603,009	19,514,546

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,176,200,278 and 819,188,055 issued and outstanding as of June 30, 2023 and 2022	1,176,200	819,188
Additional paid-in capital	45,415,958	22,945,190
Accumulated other comprehensive income	(79,192)	742,459
Accumulated deficit	(10,292,430)	(10,357,920)
	36,220,536	14,148,917
Non-controlling interest	-	-
Stockholders’ equity	36,220,536	14,148,917

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,823,545	$33,663,463

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2023	2022

Revenue, net	$158,098	$38,169

Cost of revenue	(238,153)	(145,356)

Gross loss	(80,055)	(107,187)

Operating expenses:
Selling, general and administrative expenses	(3,216,022)	(1,905,301)
Goodwill impairment	-	(4,879)
Total operating expenses	(3,216,022)	(1,910,180)

LOSS FROM OPERATION	(3,296,077)	(2,017,367)

Other (expense) income:
Interest expense	(1,918,572)	(1,949,151)
Other income	1,215,689	12,104
Total other expense, net	(702,883)	(1,937,047)

LOSS BEFORE INCOME TAXES	(3,998,960)	(3,954,414)

Income tax expense	-	-

NET LOSS	(3,998,960)	(3,954,414)

Net loss attributable to noncontrolling interest	-	(6,979)
Net loss attributable to Verde Resources Inc., shareholders	(3,998,960)	(3,947,435)

	$(3,998,960)	$(3,954,414)

Other comprehensive (loss):
- Foreign currency adjustment income (loss)	(821,651)	83,504
Less: other comprehensive loss attributable to non-controlling interest	-	12,750
Add: other comprehensive (loss) income attributable to Verde Resources Inc., shareholders	(821,651)	96,254

COMPREHENSIVE LOSS	$(4,820,611)	$(3,870,910)

Net loss per share	$(0.00)	$(0.00)
- Basic	$(0.00)	$(0.00)
- Diluted

Weighted average common shares outstanding
- Basic	1,019,752,220	812,847,811
- Diluted	1,019,752,220	812,847,811

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(3,998,960)	$(3,954,414)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	254,852	24,792
Amortization	124,688	65,065
Goodwill	-	4,879
Stock-based compensation	519,671	355,569
Finance cost interest element of promissory notes (non-cash)	1,877,739	1,948,086
Fair value adjustment on convertible promissory notes	(194,865)	-
Gain on disposal of a subsidiary	(980,714)	-
Gain on disposal of property and equipment	(600)	-
Lease interest expense	36,765	1,065
Change in operating assets and liabilities:
Accounts receivable	7,785	(21,029)
Other deposits and prepayments	(103,624)	(113,458)
Extractive activities mining	-	(1,229)
Other receivables	(846)	24,809
Inventories	(13,850)	(87,035)
Accounts payables	75,768	15,710
Accrued liabilities and other payables	403,259	120,281
Advanced from director	(12,877)	-
Advanced from related parties	348,913	20,948
Net cash used in operating activities	(1,656,896)	(1,595,961)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	23,000	-
Deposit paid for acquisition of subsidiary	(21,423)	-
Net inflow from disposal of subsidiary	106,647	-
Net inflow on acquisition of subsidiary	1,140	-
Deposit paid for acquisition and property, plant and equipment	-	(240,000)
Acquisition of equity interest from non-controlling interests	-	(35,670)
Purchase of property, plant and equipment	(497,302)	(1,073,153)
Net cash used in investing activities	(387,938)	(1,348,823)

Cash flows from financing activities:
Repayment to lease liabilities	(102,234)	(9,341)
Drawdown of bank loan	301,000	-
Repayment of bank loan	(110,000)	-
Lease interest paid	(36,765)	(1,065)
Proceeds from issuance of common stock	1,576,280	1,000,000
Net cash provided by financing activities	1,628,281	989,594

Net change in cash and cash equivalent	(416,553)	(1,955,190)

Foreign currency translation adjustment	198,045	256,485

Net change in cash and cash equivalents	(218,508)	(1,698,705)

BEGINNING OF YEAR	418,917	2,117,622

END OF YEAR	$200,409	$418,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock
- Deposit paid for acquisition of property and equipment	$-	$930,000

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock
	No. of shares	Amount	Common stock to be issued	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total stockholders’ equity

Balance as of July 1, 2021	779,742,109	$779,742	$-	$20,699,067	$646,205	$(5,913,255)	$(441,834)	$15,769,925

Shares issued for acquisition	31,000,000	31,000	-	899,000	-	-	-	930,000
Stock based compensation	-	-	-	355,569	-	-	-	355,569
Shares to be issued for private placement	8,445,946	-	8,446	991,554	-	-	-	1,000,000
Accretion of interest	-	-	-	-	-	(497,230)	461,563	(35,667)
Net loss for the year	-	-	-	-	-	(3,947,435)	(6,979)	(3,954,414)
Foreign currency translation adjustment	-	-	-	-	96,254	-	(12,750)	83,504

Balance as of June 30, 2022	819,188,055	$810,742	$8,446	$22,945,190	$742,459	$(10,357,920)	$-	$14,148,917

Balance as of July 1, 2022	819,188,055	$810,742	$8,446	$22,945,190	$742,459	$(10,357,920)	$-	$14,148,917

Shares issued to service provider	5,315,000	5,315	-	870,185	-	-	-	875,500
Stock issued for previously committed private placement	-	8,446	(8,446)	-	-	-	-	-
Shares issued for private placement	18,554,834	18,555	-	1,578,725	-	-	-	1,597,280
Shares issued arising from conversion of promissory notes	333,142,389	333,142	-	20,021,858	-	-	-	20,355,000
Fair value adjustment on conversion of promissory notes	-	-	-	-	-	4,064,450	-	4,064,450
Net loss for the year	-	-	-	-	-	(3,998,960)	-	(3,998,960)
Foreign currency translation adjustment	-	-	-	-	(12,631)	-	-	(12,631)
Cumulative translation adjustment transferred to profit/loss	-	-	-	-	(809,020)	-	-	(809,020)

Balance as of June 30, 2023	1,176,200,278	$1,176,200	$-	$45,415,958	$(79,192)	$(10,292,430)	$-	$36,220,536

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Verde Resources, Inc. (the “We” or “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A..

We currently operate in the distribution of THC-free cannabinoid (CBD) products, production and distribution of renewable commodities and real property holding. However, the Company has been undergoing a restructuring exercise to shift its focus towards renewable energy and sustainability development with the world faced with challenges of climate change and environmental dehydration.

As of June 30, 2023, the Company has the following subsidiaries:-

Name of subsidiary	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”)	Malaysia	Provision of consultation service and distribution of renewable agricultural commodities	100%

Verde Renewables, Inc. (“VRI”)	State of Missouri, U.S.A.	Management of a processing and packaging facility	100%

Verde Life Inc. (“VLI”)	State of Oregon, U.S.A.	Distribution of THC-free cannabinoid (CBD) products	100%

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting firm provides PR, Branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri, U.S.A.	Holding real property	100%

Bio Resources Limited (“BRL”)	Labuan, Malaysia	Provision of proprietary pyrolysis technology and investment holding	100%*

* The acquisition of BRL was completed on October 12, 2022.

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

During the years ended June 30, 2023, and 2022, there are the major transactions, as below:

The Company announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from various unrelated third parties being Taipan International Limited, The Wision Project Limited, and other individuals, for a consideration of $30,000,000 by way of an issuance of 321,500,000 shares of the Company’s restricted Common Stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000.  The acquisition of Bio Resources Limited was subsequently closed on October 12, 2022.

BRL owns the intellectual property known as “Catalytic Biofraction Process”, a slow pyrolysis process using a proprietary catalyst to depolymerise palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degree Celsius to 500 degree Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like the palm biomass wastes is used as feedstock.

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

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On March 13, 2023, the Company through its wholly-owned subsidiary Verde Resources Asia Pacific Limited (“VRAP”), a company incorporated under the laws of the British Virgin Islands, entered into a Share Sale Agreement (the “SSA Agreement”) with Jusra Mining Merapoh Sdn Bhd (“JMM”), a company incorporated under the laws of Malaysia, to sell the entire issued and paid-up share capital of Champmark Sdn Bhd (“CSB”), an indirect wholly-owned subsidiary of the Company engaged in the mining business. Under the terms of the SSA Agreement, the consideration for the sale of the entire issued and paid-up share capital of CSB shall be satisfied in full by the payment of Malaysia Ringgit MYR 500,000. The Company has been undergoing a restructuring exercise to shift its focus towards renewable energy and sustainability development with the world faced with challenges of climate change and environmental dehydration. The disposition of the mining business via the sale of the entire issued and paid-up share capital of CSB is in line with the Company’s restructuring effort to focus on renewable energy and sustainability. The disposition of Champmark Sdn Bhd (“CSB”) was completed on April 20, 2023.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and future receivables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $200,409 and $418,917 in cash and cash equivalents at June 30, 2023 and 2022.

At and June 30, 2023, and 2022, cash and cash equivalents consisted of bank deposits and petty cash on hands.

•	Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At June 30, 2023 and 2022, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of June 30, 2023, and 2022, the longest credit term for certain customers are 60 days.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material, labor and overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of June 30, 2023, and 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Land and buildings	3-27.5 years
Plant and machinery	5-10years
Office equipment	3 years
Project equipment	5 years
Computers	5 years
Motor vehicles	5 years
Furniture and fittings	5 years

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

Intangible assets acquired from third parties are measured initially at fair value with an infinite live that are not being amortized. The Company annually evaluates the recoverability of the infinite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is measured by a comparison of the carrying amounts to the future discounted cash flows the assets are expected to generate. If such a review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

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

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

Rental income

Rental income is recognized on a straight line basis over the term of the respective lease agreement.

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

The Company recognized no impairment of ROU assets as of June 30, 2023, and 2022.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the consolidated balance sheets at June 30, 2023 and 2022.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the years ended June 30, 2023, and 2022.

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

For reporting purposes, in accordance with ASC Topic 830 “Translation of Financial Statements”, capital accounts of the consolidated financial statements are translated into United States dollars from MYR at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year. The gains and losses resulting from translation of financial statements subsidiaries to the reporting currency are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	June 30, 2023	June 30, 2022
Year-end MYR:US$ exchange rate	4.66795	4.40773
Annualized average MYR:US$ exchange rate	4.50684	4.23181

•	Comprehensive Income

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Non-controlling Interest

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

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Recent Accounting Pronouncements

During the year ended June 30, 2023, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated recurring losses and suffered from an accumulated deficit of $10,292,430 as of June 30, 2023. The continuation of the Company as a going concern in the next twelve months is dependent upon the Company’s success in pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 - BUSINESS SEGMENT INFORMATION

Currently, the Company has four reportable business segments:

(i)	Distribution of THC-free cannabinoid (CBD) products;
(ii)	Production and distribution of renewable commodities;
(iii)	Holding of real property; and
(iv)	Licensor of proprietary pyrolysis technology.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In the following table, revenue is disaggregated by primary major product line. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the years ended June 30, 2023, and 2022:

	Year ended June 30, 2023
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$-	$92,995	$57,321	$-	$7,782	$158,098
Cost of revenue	-	-	(235,704)	-	-	(2,449)	(238,153)
Gross loss	-	-	(142,709)	57,321	-	5,333	(80,055)
Selling, general & administrative expenses	(245,565)	(2,875)	(1,688,983)	(158,260)	(13,802)	(1,106,537)	(3,216,022)
Loss from operations	(245,565)	(2,875)	(1,831,692)	(100,939)	(13,802)	(1,101,204)	(3,296,077)
Interest expense	-	-	(36,765)	-	-	(1,881,807)	(1,918,572)
Other income	35,596	-	1,109	-	2,439	1,176,545	1,215,689
Loss before income tax	(209,969)	(2,875)	(1,867,348)	(100,939)	(11,363)	(1,806,466)	(3,998,960)
Income tax	-	-	-	-	-	-	-
Net loss	$(209,969)	$(2,875)	$(1,867,348)	$(100,939)	$(11,363)	$(1,806,466)	$(3,998,960)

Total assets at June 30, 2023	$-	$215,929	$6,293,027	$1,236,128	$30,194,966	$883,495	$38,823,545

	Year ended June 30, 2022
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$25,690	$-	$12,479	$38,169
Cost of revenue	-	-	(145,356)	-	-	(145,356)
Gross loss	-	-	(119,666)	-	12,479	(107,187)
Selling, general & administrative expenses	(190,240)	(4,583)	(201,591)	(524,304)	(989,462)	(1,910,180)
Loss from operations	(190,240)	(4,583)	(321,257)	(524,304)	(976,983)	(2,017,367)
Interest expense	-	-	-	(1,065)	(1,948,086)	(1,949,151)
Other income	11,963	-	26	115	-	12,104
Loss before income tax	(178,277)	(4,583)	(321,231)	(525,254)	(2,925,069)	(3,954,414)
Income tax	-	-	-	-	-	-
Net loss	$(178,277)	$(4,583)	$(321,231)	$(525,254)	(2,925,069)	$(3,954,414)

Total assets at June 30, 2022	$35,960	$148,703	$230,279	$1,345,156	$31,903,365	$33,663,463

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended June 30,
	2023	2022

Malaysia	$32,134	$38,169
United States	125,964	-
	$158,098	$38,169

NOTE 5 - INVENTORIES

Inventories as of June 30, 2023 and 2022 consisted of the following:

	As of June 30,
	2023	2022

Bio produce	$95,930	$87,035
Others	106	-
	$96,036	$87,035

NOTE 6 - DEPOSITS AND PREPAYMENTS

Deposits and prepayments as of June 30, 2023 and 2022 consisted of the following:

	As of June 30,
	2023	2022
Deposits	193,995	118,516
Prepayments	375,680	722
	$569,675	$119,238

NOTE 7 –INTANGIBLE ASSETS

The intangible assets comprise a global intellectual property (“IP”) known as “Catalytic Biofraction Process”, whereby, subsidiary Bio Resources Limited (“BRL”) is the beneficial and/or registered proprietor and an exclusive licence assigned to Verde Malaysia for the operation of the IP in the state of Sabah, Malaysia.

The “Catalytic Biofraction Process” is a slow pyrolysis process using a proprietary catalyst to depolymerize palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degrees Celsius to 500 degrees Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like palm biomass wastes is used as feedstock. Upon fulfilling UN’s (United Nations) ACM 22 protocol as well as LCA (Life Cycle Assessment) requirements, it is anticipated that the by-products from this IP with fair value of $30,192,771 would lead to certification and issuance of Carbon Avoidance Credits as well as Carbon Removal Credits to generate carbon revenue for the Company.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at June 30, 2023 and 2022 is as follows:

	As of June 30,
	2023	2022

Land and building	$1,264,117	$1,697,131
Plant and machinery	2,291,823	135,151
Office equipment	6,283	24,455
Project equipment	3,971	653,375
Computers	5,483	15,495
Motor vehicles	708,267	227,935
Furniture and fittings	12,935	2,527
	4,292,879	2,756,069
Less: accumulated depreciation	(258,187)	(1,609,414)
Foreign exchange adjustment	(25,602)	(97,762)
	$4,009,090	$1,048,893

Depreciation expense for the years ended June 30, 2023 and 2022 totaled $254,852 and $24,792, respectively.

During the year, cost and accumulated depreciation of property, plant and equipment of $1,574,928 and $1,574,687 related to CSB, which was disposed during the year, have been removed.

Land and building with net carrying amount of $723,981 at June 30, 2023 and $746,145 at June 30, 2022 was pledged to a financial institution for facilities granted.

Plant and machinery and motor vehicles with carrying values of $849,375 and $199,144 are acquired under financing arrangements.

NOTE 9 - DEPOSITS PAID

At June 30, 2023 and 2022, deposits consist of the following:

	As of June 30,
	2023	2022
Deposits paid for acquisition of subsidiaries
- Bio Resources Limited (#1)	$-	$25,935,550
- Vata VM Synergy (M) Sdn Bhd (“VATA”) (#2)	21,423	-
	$21,423	$25,935,550

Deposits paid for acquisition of property, plant and equipment and IP (#3)	$-	$5,000,000
- Factory site (#4)	-	80,000
	$-	$5,080,000

Security deposit
- Factory site (#4)	$80,000	$-
- Land and building (#5)	-	240,000
	$80,000	$240,000

(#1) The Company announced the Share Sale Agreement on May 12, 2021 for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from various unrelated third parties, Taipan International Limited, The Wision Project Limited, and other individuals, in consideration of the issuance of  321,500,000 shares of the Company’s restricted common stock at $0.03 per share, valued at $9,645,000, and the issuance of promissory notes with two-year term period with a principal amount of $20,355,000. 321,500,000 shares were issued on May 12, 2021, and the promissory notes were issued on May 12, 2021 and priced at $16,290,550 considering the current market interest rate. The acquisition of BRL was subsequently closed on October 12, 2022.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(#2) On March 23, 2023, the Company, through its wholly-owned subsidiary Verde Resources (Malaysia) Sdn. Bhd. (“Verde Malaysia”), entered into a Shares Sale Agreement (the “SSA Agreement”) with Murugesu A/L M. Narasimha and Deivamalar A/P Kandiah (“Vendors”), the legal and beneficial owners of Vata VM Synergy (M) Sdn. Bhd. (“VATA”), a company incorporated under the laws of Malaysia, to acquire 60% of the issued and paid-up share capital of VATA, a company engaged in the business of providing green technology to government and private sectors and in creating high quality compost using agricultural waste and biomass products in Malaysia. In relation to the SSA Agreement, the Company through Verde Malaysia also entered into a Shareholders Agreement with Murugesu A/L M. Narasimha and VATA. Under the terms of the SSA Agreement, the consideration for the acquisition of 60% of the issued and paid-up share capital of VATA shall be satisfied by the total purchase consideration of MYR 2,250,000, which includes a first payment of MYR100,000 upon the execution of the SSA Agreement, a second payment of MYR 150,000 within thirty (30) days from the date of fulfilment or waiver of all the conditions set out in the SSA Agreement, and the issuance of shares of the Company’s restricted Common Stock for the balance consideration of MYR 2,000,000 at a price per share of not more than ten percent (10%) discount from the immediate preceding five trading days volume weighted average price (“VWAP”) from the issuance date pursuant to the terms of the SSA Agreement. As of June 30, 2023, the first payment of MYR100,000 has been made.

Subsequent to year end, the Company has initiated the termination of the agreement on the grounds of non-disclosure of material information by VATA.

(#3) On May 10, 2021, the Company announced the Sale and Purchase Agreement to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021 and July 1, 2021, respectively. The acquisition of the assets comprising a biofraction plant and the right to use its licensed intellectual property known as “Catalytic Biofraction Process” in the state of Sabah, Malaysia was completed on February 24,2023.

(#4) On March 2, 2022, the Company, through VRAP, entered into a Commercial Lease Agreement and Option to Purchase (“Segama Lease Agreement”) the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rental for the entire Lease Term amounts to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) which shall be paid in advance upon commencement of the Segama Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”).

(#5) On February 10, 2022, the Company, through VEL, a limited liability company incorporated in the State of Missouri, which is an indirect wholly-owned subsidiary of the Company via Verde Renewables, Inc., entered into a Commercial Lease Agreement and Option to Purchase (the “La Belle Lease Agreement”) to rent a 24-acre property in La Belle from Jon Neal Simmons and Betty Jo Simmon (the “Landlord”) in order to kickstart carbon farming with biochar in Missouri. Under the La Belle Lease Agreement, the term of the lease will be for a period of two (2) years and the Company will have the right to renew the lease with a total of three renewal periods with each term being two years. The monthly base rent is $10,000 for the term, was payable on the commencement of the La Belle Lease Agreement, together with a security deposit of $240,000. The La Belle Lease Agreement also grants the Company the exclusive right and option to purchase the premises together with all the right title and interest from the Landlord for a consideration of $490,000 at any time during the two-year term of the lease. If the Company exercises the option to purchase the premises from the Landlord, the upfront lease payment and security deposit may be utilized as part payment of the purchase consideration.  The option to purchase was exercised on September 27, 2022.

NOTE 10 - MINING RIGHT

A lump sum payment of MYR260,500 ($62,260) was made for a mining right over a period of 2 years up to June 13, 2023. The mining right is amortized on a straight-line basis over the term of the right. Nevertheless, on April 20, 2023, the subsidiary, CSB, to whom the right belongs, was disposed.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	As of June 30,
	2023	2022

Balance as at the July 1, 2022 and July 1, 2021	$27,088	$60,131
Amortization charge for the period	(21,832)	(30,779)
Foreign exchange adjustment	(363)	(2,264)
Disposal of subsidiary	(4,893)	-
Balance as of June 30, 2023 and June 30, 2022	$-	$27,088

Amortization charge of rights of use lease assets was $21,832 and $30,779 for the year ended June 30, 2023 and 2022, respectively.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 11 - AMOUNTS DUE TO RELATED PARTIES AND DIRECTOR

The following breakdown of the balances due to related parties and director, consisted of:-

	As of June 30,
	2023	2022
Amount due to related companies
Borneo Oil Corporation Sdn (“BOC”) (#1)	$117,125	$555,527
Taipan International Limited (#2)	14,770	-
Borneo Energy Sdn Bhd (#3)	119,153	-
Victoria Capital Sdn Bhd (#4)	107,970	-
	$359,018	$555,527

Amount due to director
Mr. Jack Wong (#5)	$9,660	$-

(#1) Borneo Oil Corporation Sdn Bhd (“BOC”)  is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) which holds  13.4% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2023 and June 30, 2022, respectively. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#2) Taipan International Limited  who, pursuant to the disposal of BRL to the Company, became one of the shareholders of the Company and held 33.4% of the Company’s issued and outstanding Common Stock as of June 30, 2023. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#3) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Energy Sdn Bhd, and held 13.4% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2023 and June 30, 2022, respectively. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#4) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company, and held 0.2% of the Company’s issued and outstanding Common Stock as of June 30, 2023.. The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#5) Mr. Jack Wong is the President and Chief Executive of the Company effective October 1, 2022. Effective March 30, 2023, Jack Wong was appointed Director of the Company for a one (1) year term, effective March 30, 2023. Jack Wong will hold the Board position formerly held by Carl Craven. On September 12, 2023, Jack Wong stepped down from his position as President of the Company, but remains as Chief Executive Office of the Company.

NOTE 12 - PROMISSORY NOTES

	June 30	June 30
	2023	2022
Promissory Notes (#1)	$-	$18,484,028
Promissory Notes (#2)	487,790	-
	$487,790	$18,484,028

(#1) Pursuant to the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from various unrelated third parties, being Taipan International Limited, The Wision Project Limited and other individuals as announced on May 13, 2021, promissory notes with a principal amount of $20,355,000 and a two-year term period were issued on May 12, 2021. The face value (principal) amount of $20,355,000 was repayable by May 12, 2023, and bearing zero coupon interest. On January 20, 2022, the Company had reached a mutual agreement with the Lenders of the Notes to enter into a Supplement to Promissory Note, with each Lender, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted Common Stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. With the consummation of the acquisition of BRL on October 12, 2022, on December 9, 2022 the conversion of Promissory Notes was completed pursuant to a Supplementary Agreement dated December 7, 2022, with the issuance of 333,142,389 shares of the Company’s restricted Common Stock, at the price of $0.0611 per share, to the 17 Lenders, including the Company’s President and CEO, Jack Wong.

The fair value of the outstanding promissory notes was calculated with the following assumptions:

Risk free rate	0.268%
Credit spread	6.513%
Liquidity risk premium	5.000%

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	June 30	June 30
	2023	2022
Balance at the beginning of year	$18,484,028	$16,535,942
Interest expense	1,870,972	1,948,086
Converted to Company’s restricted Common Stock	(20,355,000)	-
Balance at the end of year	$-	$18,484,028

(#2) On March 13, 2023, the Company and its indirect wholly-owned subsidiary CSB entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s  account payable to Borneo Oil Corporation Sdn Bhd (“BOC”) by way of the issuance  on March 13, 2023 of a two year term Promissory Notes with the face value (principal) amount of $675,888, and bearing 2% coupon interest.  The Notes are repayable by May 12, 2025, either in cash or by the issuance of the Company’s restricted Common Stock priced at $0.07 per share. The fair value of the Promissory Notes of $481,023 was calculated using the net present value of estimated future cash flows with the assumptions of risk free rate at 4.03%, credit spread of 11.6% and liquidity risk premium of 5.6%.

The following is a reconciliation of the beginning and ending balances of promissory note:

	June 30	June 30
	2023	2022
Balance at the beginning of year	$-	$-
Promissory notes issued to related party at fair value	481,023	-
Interest expense	6,767	-
Balance at the end of year	$487,790	$-

The Company recorded $1,877,739 and $1,948,086 interest expense for the years ended June 30, 2023 and 2022, respectively. Interest payable attributable to promissory notes (#2) was $4,068.

A fair value adjustment of $194,865 is recognized in the Profit and Loss during the year ended June 30, 2023.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	As of June 30,
	2023	2022

Assets
Right-of-use asset (#1)	$720,000	$720,000
Right-of-use asset (#2)	64,910	-
Total RoU assets	$784,910	$720,000
Less: Amortisation	(151,801)	(34,286)
	633,109	685,714

Liabilities
Current:
Operating lease liabilities	$20,768	$-
Finance lease liabilities	172,184	75,224

Non-current:
Operating lease liabilities	29,483	-
Finance lease liabilities	608,455	97,900

Total lease liabilities	$830,890	$173,124

As of June 30, 2023, right-of-use assets were $633,109 and lease liabilities were $830,890.

As of June 30, 2022, right-of-use assets were $685,714 and lease liabilities were $173,124.

For the year ended June 30, 2023 and 2022, the amortization charge on right-of-use assets was $117,517 and $34,286, respectively.

(#1) This leasing arrangement for the lease of the Segama factory amounting to $720,000 is for a lease term of seven (7) years and includes an exclusive right and option to purchase the factory site, together with all its right title and interest, for a consideration to be mutually agreed between the parties at any time during the period of two years from the date of the Segama Lease Agreement. The Lease Payment and Security Payment shall be applied toward the Purchase Price upon VRAP exercising the option to purchase. The Company’s lease agreements do not contain any material restrictive covenants.

There are no corresponding lease liabilities recorded as the lease payments for the entire lease period has been paid upfront upon inception of the agreement.

(#2) This leasing arrangement for the lease of the executive vehicle amounting to $84,718 is for a lease term of three (3) years and includes option to purchase the said vehicle at an agreed consideration as stated in the Lease Agreement. The purchase option fee shall be applied toward the Purchase Price upon VRI exercising the option to purchase. The Company’s lease agreements do not contain any material restrictive covenants.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the years.

	Years ended June 30,
	2023	2022

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$36,765	$1,065

Operating lease cost:
Operating lease expense (per ASC 842)	126,388	34,286

Total lease expense	$163,153	$35,351

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

Future Contractual Lease Payments as of June 30, 2023

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and thereafter ending June 30:

Years ending June 30,	Operating and finance lease amount

2024	$244,655
2025	192,324
2026	168,791
2027	164,084
2028	104,259
Thereafter	127,432
Total minimum finance lease liabilities payment	1,001,545
Less: interest	(170,655)

Present value of lease liabilities	$830,890

Representing:-
Current liabilities	$192,952
Non-current liabilities	637,938
$830,890

 For the years ended June 30, 2023 and 2022, the amortization charge was $126,388 and $34,286, respectively.

NOTE 14 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 Common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no preferred shares outstanding as of June 30, 2023, and 2022.

Common stock outstanding

On July 15, 2022, the Company issued a total of 1,500,000 restricted Common Shares at US$0.155 per share to two consultants pursuant to two consultant agreements; 1,000,000 restricted Common Shares were issued to Gary F. Zimmer and 500,000 restricted Common Shares were issued to Lisa Leilani Zimmer Durand, to serve as consultants to the Company. An aggregate of $232,500 was recognized as stock-based compensation under general and administrative expenses.

During the period ended September 30, 2022, 15,328,029 restricted Common Shares were committed to be issued pursuant to private placement and were subsequently issued on November 7, 2022, comprising of 291,667 restricted Common Shares for US$21,000 at US$0.072 per share to one non-US shareholder, 15,036,362 restricted Common Shares for US$1,323,200 at US$0.088 per share to five non-US Shareholders.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

On November 30, 2022, the Company, through its wholly-owned subsidiary Verde Renewables, Inc.(“VRI”), a company incorporated in the State of Missouri, U.S.A., entered into a Services Agreement (the “Ibrahim Agreement”) with YM Tengku Chanela Jamidah YAM Tengku Ibrahim to engage her as its Director of Strategic Initiatives to promote and make introductions for the benefit of advancing the Company’s business and interests amongst her networks as designated in the Agreement. Under the Ibrahim Agreement, the Company will pay YM Tengku Chanela Jamidah YAM Tengku Ibrahim by the issuance of 1,000,000 shares of the Company’s restricted Common Stock, par value $0.001 per share (the “Common Stock”) in two tranches of 500,000 shares each on or before December 31, 2022 and December 31, 2023 respectively. The term of the Ibrahim Agreement will be for a fixed period of twenty-four (24) months commencing on November 30, 2022 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. On December 31, 2022, pursuant to terms of the Ibrahim Agreement, the Company issued a total of 500,000 restricted Common Shares at US$0.20 per share to YM Tengku Chanela Jamidah YAM Tengku Ibrahim.

On December 1, 2022, the Company through its wholly-owned subsidiary VRI, a company incorporated in the State of Missouri, U.S.A., entered into a Services Agreement (the “Sorhus Agreement”) with Steven Sorhus to engage him as its Financial Controller to prepare monthly financial reports and financial projections, and oversee daily accounting practices of the Company and its subsidiaries as designated in the Sorhus Agreement. Under the Sorhus Agreement, the Company will pay Steven Sorhus by the issuance of 800,000 shares of the Company’s restricted Common Stock, par value $0.001 per share (the “Common Stock”) in two tranches of 300,000 shares on or before December 31, 2022 and 500,000 shares on or before December 31, 2023. The term of the Sorhus Agreement will be for a fixed period of twenty-five (25) months commencing on December 1, 2022, and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. On December 31, 2022, pursuant to terms of the Sorhus Agreement, the Company issued a total of 300,000 restricted Common Shares at US$0.20 per share to Steven Sorhus.

On December 1, 2022, the Company through its wholly-owned subsidiary VRI, a company incorporated in the State of Missouri, U.S.A., entered into a Services Agreement (the “EMGTA Agreement”) with EMGTA LLC (“EMGTA”). Under the EMGTA Agreement, EMGTA will provide services to develop business plan and marketing strategy to facilitate business growth, and identify new customers and markets for the Company. The Company will pay EMGTA by the issuance of 750,000 shares of the Company’s restricted Common Stock, par value $0.001 per share (the “Common Stock”) in two tranches of 375,000 shares each on or before December 31, 2022, and December 31, 2023 respectively. The term of the EMGTA Agreement will be for a fixed period of twenty-five (25) months commencing on December 1, 2022 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. On December 31, 2022, pursuant to terms of the EMGTA Agreement, the Company issued a total of 375,000 restricted Common Shares at US$0.20 per share to EMGTA.

On December 9, 2022, promissory notes with a principal value of $20,355,000 was converted pursuant to a Supplementary Agreement dated December 7, 2022, to 333,142,389 shares of the Company’s restricted Common Stock priced at $0.0611 per share which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022.

On December 15, 2022, the Company entered into a Services Agreement (the “Looi Pei See Agreement”) with Looi Pei See to engage her as its consultant to develop the retail markets for the Company’s products and services in Malaysia and Singapore. On December 31, 2022, pursuant to terms of the Looi Pei See Agreement, the Company issued a total of 1,140,000 restricted Common Shares at US$0.20 per share to Looi Pei See. The term of the Looi Pei See Agreement will be for a fixed period of thirty-six (36) months.

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

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On March 23, 2023, the Company, through its wholly-owned subsidiary Verde Resources (Malaysia) Sdn. Bhd. (“Verde Malaysia”), entered into a Shares Sale Agreement (the “SSA Agreement”) with Murugesu A/L M. Narasimha and Deivamalar A/P Kandiah (“Vendors”), the legal and beneficial owners of Vata VM Synergy (M) Sdn. Bhd. (“VATA”), a company incorporated under the laws of Malaysia, to acquire 60% of the issued and paid-up share capital of VATA, a company engaged in the business of providing green technology to government and private sectors and in creating high quality compost using agricultural waste and biomass products in Malaysia. In relation to the SSA Agreement, the Company through Verde Malaysia also entered into a Shareholders Agreement with Murugesu A/L M. Narasimha and VATA. Under the terms of the SSA Agreement, the consideration for the acquisition of 60% of the issued and paid-up share capital of VATA shall be satisfied by the total purchase consideration of Malaysia Ringgit MYR 2,250,000, which includes a first payment of Malaysia Ringgit MYR 100,000 upon the execution of the SSA Agreement, a second payment of Malaysia Ringgit MYR 150,000 within thirty (30) days from the date of fulfillment or waiver of all the conditions set out in the SSA Agreement, and the issuance of shares of the Company’s restricted Common Stock for the balance consideration of Malaysia Ringgit MYR 2,000,000 at a price per share of not more than ten percent (10%) discount from the immediate preceding five trading days volume weighted average price (“VWAP”) from the issuance date pursuant to the terms of the SSA Agreement. Subsequent to year end however, the Company initiated the termination of the SSA Agreement.

On April 21, 2023, the Company issued 1,428,571 restricted Common Shares for $100,000 at $0.07 per share and 480,768 restricted Common Shares for $50,000 at $0.104 per share to one non-US shareholder.

There were 1,176,200,278 and 819,188,055 shares of common stock issued and outstanding at June 30, 2023 and June 30, 2022, respectively.

The Company has no stock option plan, warrants, or other dilutive securities.

NOTE 15 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the respective years:

	Years ended June 30,
	2023	2022

Net loss	$(3,998,960)	$(3,954,414)
Less: Net loss attributable to non-controlling interest	-	6,979
Net loss attributable to Verde Resources, Inc. shareholders	$(3,998,960)	$(3,947,435)

Weighted average common shares outstanding:
- Basic	1,019,752,220	812,847,811
- Diluted	1,019,752,220	812,847,811

Net loss per share:
- Basic	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)

# less than $0.005

For the years ended June 30, 2023, and 2022, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position.  Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

The Company has no potentially dilutive securities, such as, options or warrants, currently issued and outstanding other than the restricted common stock to be issued at $0.07 per share upon conversion of the Promissory Notes with a principal amount of $675,888 at a future date to be to be mutually agreed with the Lenders, and the commitment to issue 375,000 shares, 500,000 shares and 500,000 shares to EMGTA LLC, YM Tengku Chanela Jamidah YAM Tengku Ibrahim and Steven Sorhus on or before December 31, 2023 respectively pursuant to respective contract of service.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 16 - INCOME TAX

For the years ended June 30, 2023, and 2022, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended June 30,
	2023	2022

Tax jurisdiction from:
- Local (US regime)	$(3,795,326)	$(3,130,173)
- Foreign, including
British Virgin Island	594,580	(325,539)
Malaysia	(786,851)	(498,702)
ALabuan, Malaysia	(11,363)	-

Loss before income taxes	$(3,998,960)	$(3,954,414)

The provision for income taxes consisted of the following:

Years ended June 30,
	2023	2022

Current tax:	$-	$-
- Local	-	-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in U.S.A. and Malaysia that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

VRDR, VRI and VLI are subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented.

The Company has provided for a full valuation allowance against the deferred tax assets of $1,079,890 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $5,142,333 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018, are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely.  However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the years ended June 30, 2023, and 2022, there were no operating income in US tax regime.

BVI

Under the current BVI law, VRAP is not subject to tax on income.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

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

For the year ended June 30, 2023, the operation in Malaysia incurred $472,981 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $113,516 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Years ended June 30,
	2023	2022

Loss before income taxes	$(228,882)	$(498,702)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(54,932)	(119,688)
Non-deductible items	26,603	4,505
Tax losses unable to be carried forward	2,727	-
Net operating loss	25,602	115,183
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	As of June 30,
	2023	2022

Deferred tax assets:
Net operating loss carry forwards, from
US tax regime	$1,079,890	$169,688
Malaysia tax regime	113,516	1,259,662
Less: valuation allowance	(1,193,406)	(1,429,350)
Deferred tax assets, net	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be reversed in the consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for years ended June 30, 2023, and June 30, 2022. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 17 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended June 30, 2023, and 2022, $19,961 and $7,219 contributions were made accordingly.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 18 - RELATED PARTY TRANSACTIONS

	For the Years ended
	June 30,
	2023	2022
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#2)	$12,238	$7,314
BOC (#4)	$2,062	$-
Rental income:
Mr. Jack Wong	$49,121	$-
Other income – Sales of wash sand to:
Jusra Mining Merapoh Sdn Bhd (#1)	$-	$10
Site expenses:
Warisan Khidmat Sdn Bhd (#3)	$9,776	$16,085
Professional services provided by:
Warisan Khidmat Sdn Bhd (#3)	$18,652	$9,091
Interest expense paid to:
Borneo Oil Corporation Sdn Bhd (#9)	$4,068	$-

Related party balances:
	June 30,
	2023	2022
Trade receivables
Borneo Eco Food Sdn Bhd (#2)	$-	$5,933

Deposits paid for acquisition of property, plant and equipment
Borneo Energy Sdn Bhd (#2)	$-	$5,000,000

Advanced from related parties
BOC (#4)	$117,125	$555,527
Borneo Energy Sdn Bhd (#2)	$14,770	$-
Taipan International Limited (#6)	$119,153	$-
Victoria Capital Sdn Bhd (#7)	$107,970	$-

Trade payables
Warisan Khidmat Sdn Bhd (#3)	$-	$7,253
BOC (#4)	$467	$-
Advanced to related party
Vetrolysis Limited (#8)	$100	$-

(#1) Lamax Gold Limited (“LGL”) held 15% equity interests of Champmark Sdn Bhd which was disposed on October 20, 2021 to Verde Resources Asia Pacific Limited and is also the major shareholder of Jusra Mining Merapoh Sdn Bhd.

(#2) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd. and Borneo Energy Sdn Bhd, and held 13.4% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2023 and June 30, 2022, respectively.

(#3) Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by a Director of VRSB.

(#4) Borneo Oil Corporation Sdn Bhd (formerly known as Borneo Oil and Gas Corporation Sdn Bhd) (“BOC”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.4% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2023 and June 30, 2022, respectively). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#5) Mr. Jack Wong is the President and Chief Executive of the Company effective October 1, 2022. Effective March 30, 2023, Carl Craven voluntarily resigned from his position as Director of the Company. By resolution of the Board of Directors, Jack Wong was appointed Director of the Company for a one (1) year term, effective March 30, 2023. Jack Wong will hold the Board position formerly held by Carl Craven. On September 12, 2023, Jack Wong stepped down from his position as President of the Company, but remains as Chief Executive Office of the Company.

(#6) Taipan International Limited is one of the shareholders of the Company, and held 33.4% of the Company’s issued and outstanding Common Stock as of June 30, 2023.

(#7) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company, and held 0.2% of the Company’s issued and outstanding Common Stock as of June 30, 2023.

(#8) Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited.

(#9) Borneo Oil Corporation Sdn Bhd (“BOC”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) which holds 13.4% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2023 and June 30, 2022, respectively.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 19 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended June 30, 2023, and 2022, there was no single customer whose revenue exceeded 10% of the revenue.

(b)	Economic and political risk

The Company’s major operations are conducted in U.S.A. and Malaysia. Accordingly, the political, economic, and legal environments in U.S.A. and Malaysia, as well as the general state of U.S.A. and Malaysia’s economy may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2023, the Company had the following commitments:

a) commitment to issue restricted Common Shares to the following service provider on or before December 31, 2023, for services to be performed pursuant to the Service Agreements signed as disclosed in Note 14 on or before December 31, 2023:

Number of shares to be issued

EMGTA LLC	$375,000
YM Tengku Chanela Jamidah YAM Tengku Ibrahim	500,000
Steven Sorhus	500,000
$1,375,000

b) commitment to repay Promissory Notes with the face value (principal) amount of $675,888, bearing 2% coupon interest by May 12, 2025, in cash or by issuance of the Company’s restricted Common Shares priced at $0.07 per share as disclosed in Note 12.

c) commitment to pay MYR 150,000 within thirty (30) days from the date of fulfillment or waiver of all the conditions set out in the Shares Sale Agreement (the “SSA Agreement”) for acquisition of 60% of the issued and paid-up share capital of Vata VM Synergy (M) Sdn. Bhd. (“VATA”), and the issuance of shares of the Company’s restricted Common Stock for the balance consideration of MYR 2,000,000 at a price per share of not more than ten percent (10%) discount from the immediately preceding five trading days volume weighted average price (“VWAP”) from the issuance date pursuant to the terms of the SSA Agreement as disclosed in Note 8. Subsequent to year end, the Company has initiated the termination of the SSA agreement on the grounds of non-disclosure of material information by VATA.

As of June 30, 2023, the Company has no material contingencies.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 21 - SUBSEQUENT EVENTS

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

On August 7, 2023, the Company entered into a Memorandum of Understanding (the “MOU”) with Andre van Zyl (“AvZ”) & Green Carbon Industries Group of Companies (“GCI”), headquartered in Western Australia, to actively pursue and put in place a mutually agreeable and fully funded project venture in North America, through the Company to securely ring-fence, support, preserve and implement the existing and related Intellectual Property of both parties and their respective subsidiaries/representatives, as well as to fund and support ongoing and future Research and Developments. The intended project venture will also be responsible to establish a phased implementation plan for modified, scaled Biochar and Construction Char operations, that will be paired with new Cold Bio Emulsion and Cold Bio Mix technology plant production operations to be established for the production of low CO2 footprint construction material in the territory of North America. Upon successful implementation of the project venture, there will be further option to expand operations throughout the continents of South America’s, APAC, Europe, and Africa. This technology makes possible high duty road base and road wearing course installations with superior performance, utilizing more cost-effective local soils and gravels with extended life of road performance, and substantially lower maintenance activities and cost.

On September 12, 2023, Jack Wong stepped down from his position as President of the Company, but remains as Chief Executive Office of the Company.

On September 12, 2023, the Board of Directors of the Company appointed Jack Wong, CEO and Director of the Company, as Chairman of the Board of Directors.

On October 1, 2023, the Company appointed Eric Bava and Andre van Zyl as Chief Operating Officer and Chief Technology Officer respectively to drive the Company’s climate-tech innovation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). During the financial year, the Company has been undertaking tremendous changes and expansion which rendered the management to re-consider the available of more management talents and professional staff to meet the enlargement in operation under the coming acquisition and expansion move. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During the 2022, the Company has been undertaking tremendous enlargement and expansion which rendered the management to re-consider the available of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of June 30, 2023.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2023, based on the COSO framework criteria because of the enlargement in operation. The management acknowledged that there is room for further improvement in maintaining effective internal control and shall take steps to implement management’s remediation initiatives during and after that expansion, This includes recruiting more management talents and professional staff, committing the entire organization to allocate necessary organizational resources, and cross-functional collaboration focused on strengthening the Company’s quality systems and operating culture.

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

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable, but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Jack Wong	Chief Executive Officer and Director	40	October 1, 2022
Balakrishnan B S Muthu	Treasurer, Chief Financial Officer, General Manager and Director	61	October 17, 2013
Chen Ching	Director	63	February 20, 2016
Liang Wai Keen	Secretary	52	October 17, 2013

Mr. Jack Wong, age 40, has been appointed Chief Executive Officer effective October 1, 2022. He has been serving as the CEO of The Wision Project Sdn Bhd, a subsidiary which was acquired by the Company in March 2022; his division has been instrumental in the Company’s transition to the carbon and CBD realm. Mr. Wong also previously worked with Fun Characters International Pte Ltd, which was then the master licensee for Disney Consumer Products, Inc. in the ASEAN countries of Singapore, Malaysia, Indonesia, and Thailand. The company Mr. Wong represented then was granted third party rights to reproduce and use certain Disney characters, Disney materials, and Disney trademarks in connection with manufacturing, distribution, and sale of Disney consumer products in the region. He then went on to build and run a seaside dive resort - Scuba Tiger, which is located 45 minutes away from one of the world’s best dive spots - Sipadan island, in Sabah, Borneo, where he hosted scuba divers from all over the world, until the pandemic hit. Mr. Wong graduated with a bachelor’s degree in Business Administration from Wichita State University in 2007.

Mr. Balakrishnan B S Muthu, age 61, has served our Chief Financial Officer, Treasurer, General Manager and Director since October 17, 2013. He also served as our President from February 20, 2016 to September 30, 2022. He has served as the General Manager of Champmark Sdn. Bhd., our subsidiary, since December 2007. Mr. Balakrishnan has more than 20 years of experience in financial auditing and business strategic planning. He has been involved in preliminary alluvial mine planning and initial development of Merapoh Project since 2008. Prior to joining us, Mr. Balakrishnan worked for Petroliam Nasional Berhad (Petronas) from February 1981 to February 1992 in various departments including the roles in compilation of seismic data (1981-1984), kiosk coordination (1984-1987) and upstream financial auditing (1987-1992). He has also worked as a consultant providing financial and technical services for several oil and gas projects. Mr. Balakrishnan brings his deep audit and financial and mining experiences to our board. Mr. Balakrishnan graduated with a Diploma in Business Administration from Association of Business Executives (ABE) UK in December 1989. He is also a Chartered Financial Planner (CFP).

Mr. Chen Ching, age 63, has served as our Director since February 20, 2016. He has served as the Managing Director of C&K Holdings Pte. Ltd., his investment holding company, since 1990. C&K Holdings. Pte Ltd was founded in Singapore in 1990 with diverse interests in Singapore, Malaysia, Taiwan, China, UK, Thailand and Vietnam. Its portfolio spans property development and management, furniture manufacturing, fuel product technology, public transportation, software development, commodity electronic trading platform, and gold mining. Mr. Chen has also served as a director of Dynamic Offshore Pte Ltd since April 18, 2011, Premier International Holdings Pte Ltd since June 23, 2011, and Dynamics Holding (Thailand) Co., Ltd. since August 23, 2013. Mr. Chen brings to our board his experience as a serial entrepreneur with many successes through his investment holding company C&K Holdings Pte Ltd. Mr. Chen graduated with a BA in Business Administration from Santa Clara University in 1982.

Mr. Liang Wai Keen, age 52, has served as our Secretary since October 17, 2013. Mr. Liang started his career as a Project Officer with the Singapore Armed Forces before embarking into the private sector. At the Singapore Armed Forces, he was accountable for the timely delivery of project milestones for a S$100M defense system. He possesses project management and administrative experiences from his exposure to various industries, including corporate finance, mining and engineering fields. He joined Federal Capital Investment Ltd as a project manager in October 2006 till present, he was involved in management, project planning and program implementation. He was also responsible for interfacing and communicating directly with senior management and various professional parties. He graduated with an honors degree in Electrical Engineering from Nanyang Technological University, Singapore in June 1996.

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

Board Committees

Our Board of Directors currently consists of three members, Jack Wong, Balakrishnan B S Muthu and Chen Ching. The Board held no formal meetings during the year ended June 30, 2023.

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

Nomination Process

As of June 30, 2023, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended June 30, 2023 and 2022 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on June 30, 2022, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on June 30, 2022.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jack Wong (1)
President, Chief Executive Officer, and Director	2023	264,088	0	0	0	0	0	13,800	277,888

Balakrishnan B S Muthu (2)
Treasurer, Chief Financial Officer, General Manager, and Director	2023	41,838	0	0	0	0	0	0	41,838
President, Treasurer, Chief Financial Officer, General Manager, and Director	2022	60,547	0	0	0	0	0	0	60,547

Chen Ching (3)
Director	2023	0	0	0	0	0	0	0	0
Director	2022	24,000	0	0	0	0	0	0	24,000

Carl M. Craven (4)
Director	2023	26,010	0	0	0	0	0	0	26,010
Director	2022	26,440	0	0	0	0	0	0	26,440

______________

(1)

Mr. Jack Wong was appointed President and Chief Executive Officer on October 1, 2022, and resigned as President on September 12, 2023. He was also appointed as Director on March 30, 2023, and Chairman of the Board of Directors on September 12, 2023. Mr. Wong was paid a total salary of $264,088 for the years ended June 30, 2023.

(2)

Mr. Balakrishnan B.S. Muthu was appointed Treasurer, Chief Financial Officer, General Manager and a Director of the Company on October 17, 2013. He was also appointed President of the Company on February 20, 2016, and resigned as President on October 1, 2022. Mr. Balakrishnan was paid a total salary of $41,838 and $63,055 for the years ended June 30, 2023, and 2022 respectively.

(3)	Mr. Chen was paid a total salary of $0 and $24,000 for the years ended June 30, 2023, and 2022 respectively.
(4)	Mr. Craven was paid a total salary of $26,010 and $26,440 for the years ended June 30, 2023, and 2022 and resigned as Director on March 30, 2023.

Narrative disclosure to Summary Compensation Table.

Our executive officers are not parties to written compensation agreements but have agreed orally to receive the compensation indicated in the above summary compensation table.  The Company hopes to enter into written compensation agreements with each officer and Director in the future.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and, for the year ended June 30, 2023, the compensation, if any, of our executive officers was recommended by our Chief Executive Officer and Chairman and such recommendations were approved by our Board of Directors. None of our executive officers currently serves as a member of the compensation committee or as a Director with compensation duties of any entity that has executive officer serving on our Board of Directors. None of our executive officers has served in such capacity in the past 12 months.

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

Jack Wong

Balakrishnan B. S. Muthu

Chen Ching

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 2, 2023, certain information with respect to the beneficial ownership of our Common shares by each shareholder known by us to be the beneficial owner of more than 5% of our Common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Jack Wong (2)	5,237,139 common shares Direct ownership	0.45%

	130,928,478 common shares Indirect ownership through Borneo Resources Limited	11.13%

Balakrishnan B.S. Muthu (2) Block B-5, 20/F., Great Smart Tower, 230 Wanchai Road,	7,095,233 common shares Direct ownership	0.60%
Wanchai, Hong Kong
	500,000 common shares Indirect ownership through Banavees Resources	0.04%

Chen Ching Block B-5, 20/F., Great Smart Tower, 230 Wanchai Road,	7,595,267 common shares Direct ownership	0.65%
Wanchai, Hong Kong
	4,746,341 common shares Indirect ownership through Goldlynn Invest Limited	0.40%

Directors and Executive Officers as a Group (4)	156,102,458 common shares	13.27%

Taipan International Limited LEVEL 1, LOT 7, BLOCK F , SAGUKING COMMERCIAL BUILDING , JALAN PATAU-PATAU LABUAN F.T. 87000 MALAYSIA	392,785,434 common shares Direct ownership	33.39%

Borneo Oil Berhad 1ST & 2ND FLOOR , VICTORIA POINT JALAN OKK AWANG BESAR W.P. LABUAN 87007, MALAYSIA	157,939,394 common shares Direct ownership	13.43%

Internet.com Ltd SUITE 4703, CENTRAL PLAZA, 18 HARBOUR ROAD, WANCHAI, HONG KONG	70,343,443 common shares Direct ownership	5.98%

Borneo Resources Limited LEVEL 1, LOT 7 , BLOCK F , SAGUKING COMMERCIAL BUILDING , JALAN PATAU-PATAU LABUAN F.T. 87000, MALAYSIA	130,928,478 common shares Direct ownership	11.13%

_____________

(1)

Applicable percentage ownership is based on 1,176,200,278 shares of Common Stock outstanding as of October 2, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)

Jack Wong, our Chief Executive Officer and a Director, Balakrishnan B S Muthu, our Chief Financial Officer and a Director, and Chen Ching, our director have not filed their respective Forms 3. These Shareholders expect to file the forms in the near future.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Wong and Balakrishnan, two of our three Directors, are not independent Directors as they also serve as our executive officers. Mr. Chen, one of our three Directors, is an independent Director as he does not hold any position as an executive officer.

Except as set forth below, there are no transactions during our two most recent fiscal years ended June 30, 2023, and 2022, or any currently proposed transaction, in which our Company was or to be participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our Directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

	For the Years ended
	June 30,
	2023	2022
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#2)	$12,238	$7,314
BOC (#4)	$2,062	$-
Rental income:
Mr. Jack Wong	$49,121	$-
Other income – Sales of wash sand to:
Jusra Mining Merapoh Sdn Bhd (#1)	$-	$10
Site expenses:
Warisan Khidmat Sdn Bhd (#3)	$9,776	$16,085
Professional services provided by:
Warisan Khidmat Sdn Bhd (#3)	$18,652	$9,091

Interest expense paid to:
Borneo Oil Corporation Sdn Bhd (#9)	$4,068	$-

Related party balances:
	June 30,
	2023	2022
Trade receivables
Borneo Eco Food Sdn Bhd (#2)	$-	$5,933

Deposits paid for acquisition of property, plant and equipment
Borneo Energy Sdn Bhd (#2)	$-	$5,000,000

Advanced from related parties
BOC (#4)	$117,125	$555,527
Borneo Energy Sdn Bhd (#2)	$14,770	$-
Taipan International Limited (#6)	$119,153	$-
Victoria Capital Sdn Bhd (#7)	$107,970	$-

Trade payables
Warisan Khidmat Sdn Bhd (#3)	$-	$7,253
BOC (#4)	$467	$-

Advanced to related party
Vetrolysis Limited (#8)	$100	$-

(#1) Lamax Gold Limited (“LGL”) held 15% equity interests of Champmark Sdn Bhd which was disposed on October 20, 2021, to Verde Resources Asia Pacific Limited and is also the major shareholder of Jusra Mining Merapoh Sdn Bhd.

(#2) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd. and Borneo Energy Sdn Bhd, and held 13.4% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2022 and June 30, 2023, respectively.

(#3) Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by a Director of VRSB.

(#4) Borneo Oil Corporation Sdn Bhd (formerly known as Borneo Oil and Gas Corporation Sdn Bhd) (“BOC”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.4% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2022, and June 30, 2023, respectively). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

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

(#6) Taipan International Limited is one of the shareholders of the Company, and held 33.4% of the Company’s issued and outstanding Common Stock as of June 30, 2023.

(#7) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company, and held 0.2% of the Company’s issued and outstanding Common Stock as of June 30, 2023.

(#8) Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited.

(#9) Borneo Oil Corporation Sdn Bhd (“BOC”)  is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) which holds  13.4% and 22.8% of the Company’s issued and outstanding common stock as of June 30, 2023 and June 30, 2022, respectively.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2023, and 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K, and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Audit Fees (1)	$114,999	$55,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$114,999	$55,000

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

VERDE RESOURCES, INC.
(Registrant)

Dated: October 16, 2023	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 16, 2023	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer and Director
(Principal Executive Officer)
Dated: October 16, 2023	By:	/s/ Chen Ching
Chen Ching
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 16, 2023	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 16, 2023	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)

