Form 10-Q
period 2023-09-30
VERDE RESOURCES, INC.
filed 2023-11-20
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 15, 2023, there were 1,176,200,278 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including our Current Report on Form 10-K filed with the Securities and Exchange Commission on October 16, 2023.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that can be expected for the year ended June 30, 2024.

VERDE RESOURCES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

4

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,248,735	$200,409
Accounts receivable	10,191	12,071
Inventories	95,328	96,036
Amount due from a related party	100	100
Amount due from a director	883	-
Advance to supplier	177,200	177,200
Prepayments	197,371	375,680
Other receivables and deposits	17,793	26,436

Total current assets	1,747,601	887,932

Non-current assets:
Property, plant and equipment, net	3,896,653	4,009,090
Right of use assets, net	602,549	633,109
Intangible assets	33,174,491	33,191,991
Security deposit	80,000	80,000
Deposit paid for acquisition of subsidiaries	-	21,423

Total non-current assets	37,753,693	37,935,613

TOTAL ASSETS	$39,501,294	$38,823,545

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,152	$73,171
Accrued liabilities and other payables	765,742	640,769
Finance lease liabilities	169,966	172,184
Operating lease liability	21,728	20,768
Bank loan	161,440	191,000
Amount due to a director	-	9,660
Amount due to related parties	431,375	369,729

Total current liabilities	1,640,403	1,477,281

Non-current liabilities:
Finance lease liabilities	577,796	608,455
Operating lease liability	23,677	29,483
Promissory notes	511,937	487,790

Total non-current liabilities	1,113,410	1,125,728

TOTAL LIABILITIES	2,753,813	2,603,009

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,176,200,278 issued and outstanding as of September 30, 2023 and June 30, 2023	1,176,200	1,176,200
Common stock, $0.001 par value, 13,981,624 and 0 shares to be issued as of September 30, 2023 and June 30, 2023	13,982	-
Common stock, $0.001 par value; 879,924 and 0 shares to be cancelled as of September 30, 2023 and June 30, 2023	(880)	-
Additional paid-in capital	46,503,699	45,415,958
Accumulated other comprehensive loss	(103,629)	(79,192)
Accumulated deficit	(10,841,891)	(10,292,430)
Stockholders’ equity	36,747,481	36,220,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,501,294	$38,823,545

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,
	2023	2022

Revenue, net	$18,478	$26,312

Cost of revenue	(70,516)	(47,939)

Gross loss	(52,038)	(21,627)

Operating expenses:
Selling, general and administrative expenses	(456,594)	(810,442)
Total operating expenses	(456,594)	(810,442)

LOSS FROM OPERATION	(508,632)	(832,069)

Other (expense) income :
Interest expense	(41,206)	(530,112)
Other income	377	5,775
Total other expense, net	(40,829)	(524,337)

LOSS BEFORE INCOME TAXES	(549,461)	(1,356,406)

Income tax expense	-	-

NET LOSS	$(549,461)	$(1,356,406)

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) income	(24,437)	79,820

COMPREHENSIVE LOSS	$(573,898)	$(1,276,586)

Net loss per share:
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	1,176,200,278	820,182,620
– Diluted	1,189,302,198	835,510,649

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three Months ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(549,461)	$(1,356,406)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	102,598	27,952
Amortization	25,714	32,919
Stock-based compensation	13,123	232,500
Finance cost interest element of promissory notes (non-cash)	24,147	526,227
Lease interest expense	11,435	3,885
Deposit paid for acquisition of subsidiaries written off	21,610	-
Impairment on trade receivables	3,001	-
Impairment on other receivables	30,254	-
Change in operating assets and liabilities:
Accounts receivable	(1,153)	(8,141)
Other receivables, deposits and prepayments	(32,494)	(70,165)
Inventories	148	(462)
Accounts payables	17,341	(11,912)
Accrued liabilities and other payables	(12,466)	9,413
Advanced from director	(10,543)	-
Advanced from related parties	6,262	17,091
Net cash used in operating activities	(350,484)	(597,099)

Cash flows from investing activity:
Purchase of property, plant and equipment	-	(424,248)
Net cash used in investing activity	-	(424,248)

Cash flows from financing activities:
Repayments to lease liabilities	(32,877)	(11,814)
Drawdown of bank loan	-	50,000
Repayment of bank loan	(29,560)	(50,000)
Lease interest paid	(11,435)	(3,885)
Advanced from related parties	55,375	-
Advanced from other payables	138,233	-
Proceeds from common stock and common stock to be issued	1,276,828	1,323,200

Net cash provided by financing activities	1,396,564	1,307,501

Net change in cash and cash equivalent	1,046,080	286,154

Foreign currency translation adjustment	2,246	43,280

Net change in cash and cash equivalents	1,048,326	329,434

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	200,409	418,917

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,248,735	$748,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock	Common stock	Additional	Accumulated other comprehensive		Total
	No. of shares	Amount	to be issued	to be cancelled	paid-in capital	(loss) income	Accumulated losses	stockholders’ equity

Balance as of July 1, 2023	1,176,200,278	$1,176,200	$-	$-	$45,415,958	$(79,192)	$(10,292,430)	$36,220,536

Share to be issued for private placement	13,981,624	-	13,982	-	1,262,846	-	-	1,276,828
Common stock subject to forfeiture	(879,924)	-	-	(880)	(175,105)	-	-	(175,985)
Net loss for the period	-	-	-	-	-	-	(549,461)	(549,461)
Foreign currency translation adjustment	-	-	-	-	-	(24,437)	-	(24,437)

Balance as of September 30, 2023	1,189,301,978	$1,176,200	$13,982	(880)	$46,503,699	$(103,629)	$(10,841,891)	$36,747,484

Balance as of July 1, 2022	819,188,055	$819,188	$-	$-	$22,945,190	$742,459	$(10,357,920)	$14,148,917

Share issued to service provider	1,500,000	1,500	-	-	231,000	-	-	232,500
Share to be issued for private placement	15,328,029	-	15,328	-	1,328,872	-	-	1,344,200
Net loss for the period	-	-	-	-	-	-	(1,356,406)	(1,356,406)
Foreign currency translation adjustment	-	-	-	-	-	79,820	-	79,820

Balance as of September 30, 2022	836,016,084	$820,688	$15,328	$-	$24,505,062	$822,279	$(11,714,326)	$14,449,031

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

As of September 30, 2023, the Company has the following subsidiaries:-

Company name	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”)	Malaysia	Provision of consultation service and distribution of renewable agricultural commodities	100%

Verde Renewables, Inc. (“VRI”)	State of Missouri, U.S.A.	Management of a processing and packaging facility	100%

Verde Life Inc. (“VLI”)	State of Oregon, U.S.A.	Distribution of THC-free cannabinoid (CBD) products	100%

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting service, PR, branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri, U.S.A.	Holding real property	100%

Bio Resources Limited (“BRL”)	Labuan, Malaysia	Provision of proprietary pyrolysis technology and investment holding	100%

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

In the opinion of management, the consolidated balance sheet as of June 30, 2023 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2024 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2023, filed with the SEC on October 16, 2023.

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

The Company operates in the production and distribution of renewable commodities that are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with a production operation for renewable commodities, including the potential risk of business failure.

•	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,248,735 and $200,409 in cash and cash equivalents at September 30, 2023 and June 30, 2023.

At September 30, 2023 and June 30, 2023, cash and cash equivalents consisted of bank deposits and petty cash on hands.

•	Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. The Company maintains an allowance for expected credit loss to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. Bad debts are written off against allowances An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At September 30, 2023 and June 30, 2023, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of September 30, 2023 and June 30, 2023, the longest credit term for certain customers are 60 days.

•	Expected Credit Loss

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. The Company adopted the new standard effective July 1, 2023, the first day of the Company’s fiscal year and applied to accounts receivable and other financial instruments. The adoption of this guidance did not materially impact the net earning and financial position and has no impact on the cash flows.

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Costs include material, labor and overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of September 30, 2023 and June 30, 2023, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Intangible assets acquired from third parties are measured initially at fair value , and where they have an infinite live, are not amortized. The Company annually evaluates the recoverability of the infinite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is measured by a comparison of the carrying amounts to the future discounted cash flows the assets are expected to generate. If such a review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment, as ROU assets are long-lived non-financial assets.

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

The Company recognized no impairment of ROU assets as of September 30, 2023 and June 30, 2023.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the unaudited condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three months ended September 30, 2023 and 2022.

•	Foreign Currencies Translation

The Company’s functional and reporting currency is the United States dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in United States dollars. The Company’s subsidiaries in Malaysia have functional currency of Malaysian Ringgit (“MYR”), being the primary currency of the economic environment in which their operations are conducted.

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

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	September 30, 2023	September 30, 2022
Period-end MYR:US$ exchange rate	0.21298	0.21568
Average period MYR:US$ exchange rate	0.21610	0.22128

•	Comprehensive Income

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

During the three months ended September 30, 2023, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s unaudited condensed consolidated financial statements.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred recurring losses and suffered from an accumulated deficit of $10,841,891 as of September 30, 2023. The continuation of the Company as a going concern in the next twelve months is dependent upon the Company’s success in pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 4 – BUSINESS SEGMENT INFORMATION

Currently, the Company currently has four reportable business segments, mainly operating in:

(i)	Distribution of THC-free cannabinoid (CBD) products;

(ii)	Production and distribution of renewable commodities;

(iii)	Holding of real property; and

(iv)	Licensor of proprietary pyrolysis technology.

In the period ended September 30, 2022, the business segment included the following, which has since been disposed:

(i)	Gold mineral mining.

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three months ended September 30, 2023 and 2022:

	Three Months ended September 30, 2023
	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$2,249	$15,896	$-	$333	$18,478
Cost of revenue	-	(70,474)	-	-	(42)	(70,516)
Gross loss	-	(68,225)	15,896	-	291	(52,038)
General & administrative expenses	(120)	(334,325)	(14,563)	(200)	(107,386)	(456,594)
Loss from operations	(120)	(402,550)	1,333	(200)	(107,095)	(508,632)
Interest expense	-	(13,656)	-	-	(27,550)	(41,206)
Other income	-	206	-	171	-	377
Loss before income tax	(120)	(416,000)	1,333	(29)	(134,645)	(549,461)
Income tax	-	-	-	-	-	-
Net loss	$(120)	$(416,000)	$1,333	$(29)	$(134,645)	(549,461)

Total assets at September 30, 2023	$257,009	$6,759,664	$1,226,350	$30,194,144	$1,064,127	$39,501,294

	Three Months ended September 30, 2022
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Corporate unallocated	Consolidated

Revenue	$-	$-	$23,344	$2,050	$918	$26,312
Cost of revenue	-	-	(47,427)	-	(512)	(47,939)
Gross loss	-	-	(24,083)	2,050	406	(21,627)
General & administrative expenses	(47,060)	(25)	(498,779)	(23,453)	(241,125)	(810,442)
Loss from operations	(47,060)	(25)	(522,862)	(21,403)	(240,719)	(832,069)
Interest expense	-	-	(3,885)	-	(526,227)	(530,112)
Other income	5,775	-	-	-	-	5,775
Loss before income tax	(41,285)	(25)	(526,747)	(21,403)	(766,946)	(1,356,406)
Income tax	-	-	-	-	-	-
Net loss	$(41,285)	$(25)	$(526,747)	$(21,403)	$(766,946)	$(1,356,406)

Total assets at September 30, 2022	$36,503	$148,479	$865,687	$1,256,787	$32,359,645	$34,667,101

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended September 30,
	2023	2022

Malaysia	$2,582	$11,612
United States of America	15,896	14,700
	18,478	26,312

NOTE 5 – OTHER RECEIVABLE, DEPOSITS AND PREPAYMENTS

Other receivable, deposits and prepayments as of September 30, 2023 and June 30, 2023 consist of the following:

	September 30, 2023	June 30, 2023

Deposits	$16,770	$16,795
Other receivables	31,277	9,641
	$48,047	$26,436
Less: impairment on other receivables	(30,254)	-
	$17,793	$26,436
Prepayments	197,371	375,680
	$215,164	$402,116

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of September 30, 2023 and June 30, 2023 is as follows:

	September 30, 2023	June 30, 2023

Land and building	$1,258,360	$1,264,117
Plant and machinery	2,289,794	2,291,823
Office equipment	6,168	6,283
Project equipment	-	3,971
Computers	5,173	5,483
Motor vehicles	707,799	708,267
Furniture and fittings	12,879	12,935
	4,280,173	4,292,879
Less: accumulated depreciation	(371,407)	(258,187)
Foreign exchange adjustment	(12,113)	(25,602)
	$3,896,653	$4,009,090

Depreciation expense for the three months ended September 30, 2023 and 2022 totaled $102,598 and $27,952, respectively.

Land and building with the net carrying value of $718,440 as of September 30, 2023 ($723,981 as of June 30, 2023) was pledged to a financial institution for facilities granted.

Plant and machinery and motor vehicles with carrying values of $283,517 and $527,823 at September 30, 2023 ($295,701 and $553,674 at June 30, 2023) are acquired under financing arrangements.

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

NOTE 8 – DEPOSITS PAID

At September 30, 2023 and June 30, 2023, deposits consist of the following:

	September 30, 2023	June 30, 2023
Deposits paid for acquisition of subsidiaries
- Vata VM Synergy (M) Sdn Bhd (“VATA”) (#1)	$-	$21,298

Security deposit
- Factory site (#2)	$80,000	$80,000

(#1) On March 23, 2023, the Company, through its wholly-owned subsidiary Verde Resources (Malaysia) Sdn. Bhd. (“Verde Malaysia”), entered into a Shares Sale Agreement (the “SSA Agreement”) with Murugesu A/L M. Narasimha and Deivamalar A/P Kandiah (“Vendors”), the legal and beneficial owners of Vata VM Synergy (M) Sdn. Bhd. (“VATA”), a company incorporated under the laws of Malaysia, to acquire 60% of the issued and paid-up share capital of VATA, a company engaged in the business of providing green technology to government and private sectors and in creating high quality compost using agricultural waste and biomass products in Malaysia. In relation to the SSA Agreement, the Company through Verde Malaysia also entered into a Shareholders Agreement with Murugesu A/L M. Narasimha and VATA. Under the terms of the SSA Agreement, the consideration for the acquisition of 60% of the issued and paid-up share capital of VATA shall be satisfied by the total purchase consideration of MYR 2,250,000, which includes a first payment of MYR100,000 upon the execution of the SSA Agreement, a second payment of MYR 150,000 within thirty (30) days from the date of fulfilment or waiver of all the conditions set out in the SSA Agreement, and the issuance of shares of the Company’s restricted Common Stock for the balance consideration of MYR 2,000,000 at a price per share of not more than ten percent (10%) discount from the immediate preceding five trading days volume weighted average price (“VWAP”) from the issuance date pursuant to the terms of the SSA Agreement. As of June 30, 2023, the first payment of MYR100,000 has been made.

As of September 30, 2023, the deposits of MYR100,000 has been written off as the Company has initiated the termination of the agreement on the grounds of non-disclosure of material information by VATA.

(#2) On March 2, 2022, the Company, through VRAP, entered into a Commercial Lease Agreement and Option to Purchase (“Segama Lease Agreement”) the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rental for the entire Lease Term amounts to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) which shall be paid in advance upon commencement of the Segama Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”).

NOTE 9 - MINING RIGHT

A lump sum payment of MYR260,500 ($62,260) had been made for a mining right over a period of 2 years up to June 13, 2023. The mining right was amortized on a straight-line basis over the term of the right. Nevertheless, on April 20, 2023, the subsidiary, CSB, to whom the right belongs, was disposed.

The table below presents the movement of the right as recorded on the balance sheets.

	Three months ended September 30, 2023	Year Ended June 30, 2023
Balance as at July 1, 2023 and July 1, 2022	$-	$27,088
Amortization charge for the period / year	-	(21,832)
Foreign exchange adjustment	-	(363)
Disposal of subsidiary	-	(4,893)
Balance as of September 30, 2023 and June 30, 2023	$-	$-

Amortization charge of mining right was $0 and $7,205 for the three months ended September 30, 2023 and 2022, respectively.

NOTE 10 – AMOUNTS DUE TO RELATED PARTIES AND DIRECTOR

The following breakdown of the balances due to related parties and director, consisted of:-

	September 30, 2023	June 30, 2023

Amount due to related parties
Borneo Oil Corporation Sdn (“BOC”) (#1)	$120,537	$117,125
Borneo Oil Berhad (“BOB”) (#1)	69,031	10,711
Taipan International Limited (#2)	119,153	119,153
Borneo Energy Sdn Bhd (#3)	14,684	14,684
Victoria Capital Sdn Bhd (#4)	107,970	107,970
	$431,375	$369,729

Amount due from/(to) director
Mr. Jack Wong (#5)	$883	$(9,660)

(#1) Borneo Oil Corporation Sdn Bhd (“BOC”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.4% of the Company’s issued and outstanding common stock as of September 30, 2023). The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#2) Taipan International Limited who, pursuant to the disposal of BRL to the Company, became one of the shareholders of the Company and held 33.4% of the Company’s issued and outstanding Common Stock as of September 30, 2023. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#3) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Energy Sdn Bhd. and held 13.4% of the Company’s issued and outstanding common stock as of September 30, 2023. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#4) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company, nd held 0.2% of the Company’s issued and outstanding Common Stock as of September 30, 2023. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#5) Mr. Jack Wong is the Chief Executive of the Company effective October 1, 2022. Effective March 30, 2023, Mr. Jack Wong was appointed Director of the Company for a one (1) year term, Jack Wong will hold the Board position formerly held by Carl Craven.

NOTE 11 – PROMISSORY NOTES

	September 30, 2023	June 30, 2023

Promissory Notes (#1)	$-	$-
Promissory Notes (#2)	511,937	487,790
	$511,937	$487,790

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	September 30,	June 30,
	2023	2023
Balance at the beginning of period or year	$487,790	$18,484,028
Promissory notes issued to related party at fair value (#2)	-	481,023
Interest expense #1	-	1,870,972
Interest expense #2	24,147	6,767
Converted to Company’s restricted Common Stock (#1)	-	(20,355,000)
Balance at the end of period or year	$511,937	$487,790

(#1) Promissory notes with a principal amount of $20,355,000 and a two-year term period were issued on May 12, 2021 pursuant to the acquisition of subsidiary, BRL. The face value (principal) amount of $20,355,000 was repayable by May 12, 2023, and bore zero coupon interest. On January 20, 2022, the Company had reached a mutual agreement with the Lenders of the Notes to enter into a Supplement to Promissory Note, with each Lender, to convert the total principal loan amount of $20,355,000 into shares of the Company’s restricted Common Stock priced at $0.0611 per share, which represents the last ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022. With the consummation of the acquisition of BRL on October 12, 2022, on December 9, 2022 the conversion of Promissory Notes was completed pursuant to a Supplementary Agreement dated December 7, 2022, with the issuance of 333,142,389 shares of the Company’s restricted Common Stock, at the price of $0.0611 per share, to the 17 Lenders, including the Company’s CEO, Jack Wong.

(#2) On March 13, 2023, the Company and its indirect wholly-owned subsidiary CSB entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s account payable to Borneo Oil Corporation Sdn Bhd (“BOC”) by way of the issuance on March 13, 2023 of a two year term Promissory Notes with the face value (principal) amount of $675,888, and bearing 2% coupon interest. The Notes are repayable by May 12, 2025, either in cash or by the issuance of the Company’s restricted Common Stock priced at $0.07 per share. The fair value of the Promissory Notes of $ 481,023 was calculated using the net present value of estimated future cash flows with the assumptions of risk free rate at 4.03%, credit spread of 11.6% and liquidity risk premium of

5.6%.

The Company recorded $24,147 and $526,227 interest expense on promissory notes for the three months ended September 30, 2023 and 2022, respectively. Interest payable attributable to promissory notes (#2) was $3,403 for the three months ended September 30, 2023.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	September 30, 2023	June 30, 2023

Assets
Right-of-use asset (#1)	$720,000	$720,000
Right-of-use asset (#2)	64,910	64,910
Total RoU assets	$784,910	$784,910
Less: Amortisation	(182,361)	(151,801)
	$602,549	$633,109

Liabilities
Current:
Operating lease liabilities	$21,728	$20,768
Finance lease liabilities	169,966	172,184
	191,694	192,952

Non-current:
Operating lease liabilities	23,677	29,483
Finance lease liabilities	577,796	608,455
	601,473	637,938

Total lease liabilities	$793,167	$830,890

As of September 30, 2023, right-of-use assets were $602,549 and lease liabilities were $793,167.

As of June 30, 2023, right-of-use assets were $633,109 and lease liabilities were $830,890.

For the three months ended September 30, 2023 and 2022, the amortization charge on right-of use assets was $30,560 and $25,714, respectively.

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

	Three Months ended September 30,
	2023	2022

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$11,435	$3,885

Operating lease cost:
Operating lease expense (per ASC 842)	32,774	25,714

Total lease expense	$44,209	$29,599

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

Future Contractual Lease Payments as of September 30, 2023

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and thereafter ending September 30:

Years ending September 30,	Operating and finance lease amount

2024	$242,437
2025	189,971
2026	164,085
2027	154,829
2028	93,731
Thereafter	106,193

Total minimum finance lease liabilities payment	951,246
Less: interest	(158,079)
Present value of lease liabilities	$793,167

Representing:-
Current liabilities	$191,694
Non-current liabilities	601,473
$793,167

NOTE 13 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no preferred shares outstanding as of September 30, 2023 and June 30, 2023.

Common stock outstanding

During the period ended September 30, 2023, 13,981,624 restricted Common Shares were committed to be issued pursuant to private placement comprising of 11,538,461 restricted Common Shares for US$1,050,000 at US$0.091 per share to four non-US shareholders, 1,943,163 restricted Common Shares for US$176,828 at US$0.091 per share to twelve US shareholders and 500,000 restricted Common Shares for US$50,000 at US$0.1 per share to three US Shareholders.

On September 8, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc.(“VRI”) entered into a Service and Stock Cancellation Agreement with Steven Sorhus to cancel the Services Agreement dated December 1, 2022, including the cancellation of 171,591 restricted common shares issued at $0.20 on December 31, 2022 totalling $34,318 as consideration for certain services.  The cancellation is still in process.

On September 12, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc.(“VRI”) entered into a Service and Stock Cancellation Agreement with YM Tengku Chanela Jamidah YAM Tengku Ibrahim to cancel the Services Agreement dated November 30, 2022, including the cancellation of 333,333 restricted common shares issued at $0.20 on December 31, 2022 totalling $66,667 as consideration for certain services.  The cancellation is still in process.

On September 8, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc.(“VRI”) entered into a Service and Stock Cancellation Agreement with EMGTA LLC to cancel the Services Agreement dated December 1, 2022, including the cancellation of 375,000 restricted common shares issued at $0.20 on December 31, 2022 totalling $75,000 as consideration for certain services.  The cancellation is still in process.

Not considering the commitment to issue and cancel shares as above, there were 1,176,200,278 shares of common stock issued and outstanding as of September 30, 2023 and June 30, 2023.

The Company has no stock option plan, warrants, or other dilutive securities issued during the period.

NOTE 14 - INCOME TAX

For the three months ended September 30, 2023 and 2022, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Three Months ended September 30,
	2023	2022

Tax jurisdiction from:
- Local (US regime)	$(329,925)	$(1,079,901)
- Foreign, including
British Virgin Island	(26,480)	(99,335)
Malaysia	(193,027)	(177,170)
Labuan, Malaysia	(29)	-

Loss before income taxes	$(549,461)	$(1,356,406)

The provision for income taxes consisted of the following:

Three Months ended September 30,
	2023	2022

Current tax:
- Local	$-	$-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in U.S.A. and Malaysia and is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

VRDR, VRI and VLI are subject to the tax laws of United States of America. The U.S. corporate income tax rate is 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented.

The Company has provided for a full valuation allowance against the deferred tax assets of $1,129,164 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $5,376,973 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018 are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely.  However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the three months ended September 30, 2023 and 2022, there were no operating income under US tax regime.

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

Malaysia

The Company’s subsidiaries,Verde Malaysia and Wision are registered in Malaysia and are subject to the Malaysia corporate income tax at a standard income tax rate of 24% on chargeable income.

For the three months ended September 30, 2023, the operation in Malaysia incurred $616,579 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $147,979 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Three Months ended September 30,
	2023	2022

Loss before income taxes	$(193,027)	$(177,170)
Statutory income tax rate	24%	24%%
Income tax expense at statutory rate	(46,326)	(42,521)
Non-deductible items	13,026	2,280
Operating losses unable to carried forward	7	-
Net operating loss	33,293	40,241
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	September 30, 2023	June 30, 2023

Deferred tax assets:
Net operating loss carryforwards, from
US tax regime	$1,129,164	$1,079,890
Malaysia tax regime	147,979	113,516
Less: valuation allowance	(1,277,143)	(1,193,406)
Deferred tax assets, net	$-	$-

The Company has recorded valuation allowances for certain tax attribute carry forwards and other deferred tax assets due to uncertainty that exists regarding future realizability. If in the future the Company believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be reversed in the unaudited condensed consolidated statement of operations. The Company did not have any interest and penalty provided or recognized in the income statements for the three months ended September 30, 2023 and 2022. The Company did not have uncertainty tax positions or events leading to uncertainty tax position within the next 12 months.

NOTE 15 - RELATED PARTY TRANSACTIONS

	Three Months ended
	September 30,
	2023	2022
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#1)	$-	$7,158
Rental income:
Mr. Jack Wong (#3)	$13,846	$-
Site expenses:
Warisan Khidmat Sdn Bhd (#4)	$-	$7,972
Professional services provided by:
Warisan Khidmat Sdn Bhd (#4)	$4,538	$4,647
Interest expense payable to:
BOC (#2)	$3,403	$-

Related party balances:
	As of
	September 30, 2023	June 30, 2023
Advanced from related parties
BOC (#2)	$120,537	$117,125
Borneo Oil Berhad (“BOB”) (#1)	$69,031	$10,711
Borneo Energy Sdn Bhd (#1)	$14,684	$14,770
Taipan International Limited (#5)	$119,153	$119,153
Victoria Capital Sdn Bhd (#6)	$107,970	$107,970

Trade payables
Warisan Khidmat Sdn Bhd (#4)	$1,491	$-
BOC (#2)	$464	$467
J. Ambrose & Partners (#7)	$720	$724

Advanced to related party
Vetrolysis Limited (#8)	$100	$100

Trade receivable
J. Ambrose & Partners (#7)	$251	$253

Other payables
J. Ambrose & Partners (#7)	$38,582	$38,796

(#1) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd. and Borneo Energy Sdn Bhd, and held 13.4% of the Company’s issued and outstanding common stock as of September 30, 2023.

(#2) Borneo Oil Corporation Sdn Bhd (“BOC”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.4% of the Company’s issued and outstanding common stock as of September 30, 2023). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#3) Mr. Jack Wong is the Chief Executive of the Company effective October 1, 2022. By resolution of the Board of Directors, Mr. Jack Wong was appointed Director of the Company for a one (1) year term, effective March 30, 2023. Jack Wong will hold the Board position formerly held by Carl Craven.

(#4) Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by a Director of Verde Malaysia.

(#5) Taipan International Limited is one of the shareholders of the Company, and held 33.4% of the Company’s issued and outstanding Common Stock as of September 30, 2023.

(#6) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company and held 0.2% of the Company’s issued and outstanding Common Stock as of September 30, 2023.

(#7) Datuk Joseph Lee Yok Min, an indirect significant shareholder, is a partner of J. Ambrose & Partners. The advances received are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

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

NOTE 16 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended September 30, 2023 and 2022, there was no single customer whose revenue exceeded 10% of the revenue.

(b) Economic and political risk

The Company’s major operations are conducted in U.S.A. and Malaysia. Accordingly, the political, economic, and legal environments in U.S.A. and Malaysia,

as well as the general state of U.S.A. and Malaysia’s economy, as well as globally, may influence the Company’s business, financial condition, and results of operations.

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

NOTE 17 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months ended September 30, 2023, and 2022, $3,559 and $6,833 contributions were made accordingly.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2023, the Company had the following capital commitment:

a) commitment to issue restricted Common Shares to the following service provider on or before January 31, 2024 for services to be performed pursuant to the Service Agreements signed as disclosed in Note 18:

Number of shares to be issued

Donald R. Fosnacht	1,000,000
1,000,000

b) commitment to repay Promissory Notes with the face value (principal) amount of $675,888, bearing 2% coupon interest by May 12, 2025 in cash or by issuance of the Company’s restricted Common Shares priced at $0.07 per share as disclosed in Note 11.

c) commitment to repay lease liabilities amounting to $793,167 as disclosed in Note 12.

d) commitment to cancel 879,924 restricted common shares as disclosed in Note 13.

As of September 30, 2023, the Company has no material contingencies.

NOTE 19 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date the Company issued the audited unaudited condensed consolidated financial statements.

On October 1, 2023, the Company appointed Eric Bava and Andre van Zyl as Chief Operating Officer and Chief Technology Officer respectively to drive the Company’s climate-tech innovation.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) on or before January 31, 2024. The term of the Agreement will remain effective until December 31, 2025 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated.

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

The Company took a significant strategic shift by divesting its mining operations in Malaysia to concentrate exclusively on advancing its green and climate focused initiatives. Our overarching ambition is to emerge as a prominent leader in delivering net-zero solutions while pioneering efforts in decarbonization and regenerative environmental projects. The Company has since undergone a restructuring exercise to focus on renewable energy and sustainability development with the world faced with challenges of climate change and environmental dehydration. The Company is working alongside lawmakers that will assist in shaping future climate bills, where increased standards and beneficial solutions in agriculture can be implemented to help aid with further political legislation towards climate mitigation and adaptation. We will engage key stakeholders to develop licensed and accountable measures that will assist in shaping and defining a sustainable credit exchange for the commercial market.

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

Results of Operations

For the three months ended September 30, 2023 and 2022:

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$18,478	$26,312	-29.8%
Cost of revenue	$(70,516)	$(47,939)	47.1%
Gross loss	$(52,038)	$(21,627)	140.6%
Operating expenses	$456,594	$810,442	-43.7%
Interest expense	$41,206	$530,112	-92.2%
Other income, net	$377	$5,775	-93.5%
NET LOSS	$(549,461)	(1,356,406)	-59.4%

The average rate of MYR : USD for three months ended September 30, 2023 and September 30, 2022 was 0.2161 and 0.2213 respectively.

Revenue

The revenue derived from the rental income, compost spreading and distribution of renewable commodities. We have generated $18,478 and $26,312 revenue for the period ended September 30, 2023, and 2022, respectively, and have recorded a gross loss of $52,038 and $21,627 for the period ended September 30, 2023, and 2022.

Cost of revenue

We incurred cost of revenue of $70,516 and $47,939 in the production and distribution of renewable commodities during the period ended September 30, 2023, and 2022, respectively.

Operating expense

Operating expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee and travelling expenses. We have incurred $456,594 and $810,442 in operating expenses through September 30, 2023, and 2022. Operating expenses decreased by 43.7%, or $353,848, primarily due to decrease of consultancy fee for the period ended September 30, 2023.

Interest expense

The Company recorded interest expense of $27,550 and $526,227 on the promissory notes for the period ended September 30, 2023, and 2022, respectively. Lease interest expenses amounted to $11,435 and $3,885 for the period ended September 30, 2023, and 2022, respectively. Bank loan interest amounted to $2,221 and $0 for the period ended September 30, 2023, and 2022, respectively.

The decrease in interest expenses mainly due to conversion of promissory notes with a principal amount of $20,355,000 on December 9, 2022.

Other income (expense), net

We have other income of $377 and $5,775 for the period ended September 30, 2023, and 2022.

Net loss

As a result of the above factors, the Company incurred a net loss of $549,461 and $1,356,406 for the three months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the three months ended September 30, 2023 and 2022.

Cash Flow Date	September 30, 2023	September 30, 2022

Net Cash (Used in) operating activities	$(350,484)	$(597,099)
Net Cash (Used in) investing activity	-	(424,248)
Net Cash Provided by financing activities	1,396,564	1,307,501
Effect of exchange rate fluctuation on cash and cash equivalents	2,246	43,280
Net increase in cash and cash equivalents	1,048,326	329,434
Cash and cash equivalents, beginning of period	200,409	418,917
Cash and cash equivalents, ending of period	$1,248,735	$748,351

Net Cash Provided by (Used in) Operating Activities

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of right of use assets and stock-based compensation, and the effects of changes in operating assets and liabilities. The decrease in cash used in operating activities for the period ended September 30, 2023, as compared to 2022 was primarily due to lower net loss adjusted for depreciation expenses and the increase of accrued liabilities and other payables.

In the operation analysis, the net cash used in operating activities decreased from $597,099 to $350,484. The operation loss of $549,461 was partially offset by the noncash expenses such as $102,598 in depreciation, $25,714 in amortization, $13,123 in share-based compensation, $24,147 in interest expenses on promissory notes and $11,435 in lease interest expense. In the operating assets and liabilities, the net increase in current assets resulted from an increase of other receivables, deposits and prepayments of $32,494, a decrease in inventories held of $148 and an increase in accounts receivables of $1,153.  The net increase in current liabilities resulted from $6,262 increase in advances from related parties, $12,466 decrease in accrued liabilities and other payables and $17,341 increase in accounts payable, offset by a decrease in advances from director of $10,543. The final result of the cash flow used in operating activities was $350,484.

Net Cash (Used in) Investing Activity

There is no net cash provided by or used in investing activity for the period ended September 30, 2023.

Net Cash Provided by Financing Activities

The net cash provided by financing activities of $1,396,564 resulted from proceeds from shares to be issued of $1,276,828, advances from related parties of $55,375 and advances from other payables of $138,233 set off partially by repayment of bank loan of $29,560, repayments to lease liabilities and related interests for the period ended September 30, 2023, of $32,877 and $11,435 respectively.

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

Working Capital

As of September 30, 2023 and June 30, 2023, we had cash and cash equivalent of $1,248,735 and $200,409, respectively. As of September 30, 2023 and June 30, 2023, we have incurred accumulated losses of $10,841,891 and $10,292,430, respectively.

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

As of September 30, 2023 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During the 2022, the Company has been undertaking tremendous enlargement and expansion which rendered the management to re-consider the available of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by three individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of September 30, 2023.

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

The senior management understands the need to ensure proper documentation of any material contracts and business operations through timely transmission of information and communications within the organization. The management also conducts regular consultation with our legal counsel to ensure compliance with SEC’s disclosure requirements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*

___________

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2023, and June 30, 2023, (ii) Condensed Statements of Operations for the three months ended September 30, 2023 and 2022, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: November 20, 2023	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer
(Principal Executive Officer)

