Form 10-K/A
period 2023-06-30
VERDE RESOURCES, INC.
filed 2024-02-15
CIK 1506929

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

1,176,200,278 as of October 2, 2023

DOCUMENTS INCORPORATED BY REFERENCE

None.

 EXPLANATORY NOTE

Verde Resources, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed on October 16, 2023 (the “Original 10-K”), to include a revised Report of Independent Registered Public Accounting Firm that covers both annual periods included in our financial statements in compliance with Rule 8-02 of Regulation S-X.

For convenience and ease of reference, the Company is filing the annual report in its entirety. Unless otherwise stated, all information contained in this Form 10K/A is as of October 16, 2023, the filing date of the original Annual Report. Except as stated herein, this Form 10K/A does not reflect events or transactions occurring after such filing date and does not contain any modifications or updates to the disclosure in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

2

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

Item 8. Financial Statements and Supplementary Data

VERDE RESOURCES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2023

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VERDE RESOURCES, INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Verde Resources, Inc. and its subsidiaries (the ‘Company’) as of June 30, 2023 and 2022, and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

VERDE RESOURCES, INC.
(Registrant)

Dated: February 15, 2024	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 15, 2024	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer and Director
(Principal Executive Officer)
Dated: February 15, 2024	By:	/s/ Chen Ching
Chen Ching
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 15, 2024	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: February 15, 2024	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)

