Form 10-Q
period 2023-12-31
VERDE RESOURCES, INC.
filed 2024-02-21
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 2, 2024 there were 1,192,370,791 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

3

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2023 are not necessarily indicative of the results that can be expected for the year ended June 30, 2024.

VERDE RESOURCES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED DECEMBER 31, 2023

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2023	June 30, 2023
ASSETS		(audited)
Current assets:
Cash and cash equivalents	$928,280	$200,409
Accounts receivable	9,360	12,071
Inventories	230,399	96,036
Amount due from related party	100	100
Amount due from a director	5,999	-
Advance to supplier	177,200	177,200
Prepayments	304,540	375,680
Other receivables and deposits	14,973	26,436

Total current assets	1,670,851	887,932

Non-current assets:
Property, plant and equipment, net	3,902,271	4,009,090
Right of use assets, net	571,764	633,109
Intangible assets	33,243,371	33,191,991
Security deposit	80,000	80,000
Deposit paid for acquisition of subsidiaries	-	21,423

Total non-current assets	37,797,406	37,935,613

TOTAL ASSETS	$39,468,257	$38,823,545

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,447	$73,171
Accrued liabilities and other payables	767,594	640,769
Finance lease liabilities	177,699	172,184
Operating lease liability	22,732	20,768
Bank loan	161,439	191,000
Amount due to a director	-	9,660
Amounts due to related parties	444,655	369,729

Total current liabilities	1,669,566	1,477,281

Non-current liabilities:
Finance lease liabilities	605,963	608,455
Operating lease liability	17,603	29,483
Promissory notes	537,280	487,790

Total non-current liabilities	1,160,846	1,125,728

TOTAL LIABILITIES	2,830,412	2,603,009

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,192,370,791 and 1,176,200,278 issued and outstanding as of December 31, 2023 and June 30, 2023	1,192,371	1,176,200
Common stock, $0.001 par value; 1,555,555 and 0 shares to be issued as of December 31, 2023 and June 30, 2023	1,556	-
Common stock, $0.001 par value; 879,924 and 0 shares to be cancelled as of December 31, 2023 and June 30, 2023	(880)	-
Additional paid-in capital	46,898,955	45,415,958
Accumulated other comprehensive income	(85,928)	(79,192)
Accumulated deficit	(11,368,229)	(10,292,430)
Stockholders’ equity	36,637,845	36,220,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,468,257	$38,823,545

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended December 31,		Six Months ended December 31,
	2023	2022	2023	2022

Revenue, net	$23,396	$81,140	$41,874	$107,452

Cost of revenue	(68,845)	(31,656)	(139,361)	(79,595)

Gross (loss) profit	(45,449)	49,484	(97,487)	27,857

Operating expenses:
Selling, general and administrative expenses	(523,588)	(862,080)	(980,182)	(1,672,522)
Total operating expenses	(523,588)	(862,080)	(980,182)	(1,672,522)

LOSS FROM OPERATION	(569,037)	(812,596)	(1,077,669)	(1,644,665)

Other (expense) income:
Interest expense	(43,717)	(1,349,548)	(84,923)	(1,879,660)
Other income	86,416	1,878	86,793	7,653
Total other income (expense), net	42,699	(1,347,670)	1,870	(1,872,007)

LOSS BEFORE INCOME TAXES	(526,338)	(2,160,266)	(1,075,799)	(3,516,672)

Income tax expense	-	-	-	-

NET LOSS	$(526,338)	$(2,160,266)	$(1,075,799)	$(3,516,672)

Other comprehensive income (loss):
– Foreign currency adjustment income (loss)	17,701	(91,188)	(6,736)	(11,368)

COMPREHENSIVE LOSS	$(508,637)	$(2,251,454)	$(1,082,535)	$(3,528,040)

Net loss per share
– Basic	$0.00	$0.00	$0.00	$0.00
– Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding
– Basic	1,179,634,810	867,178,851	1,179,634,810	867,178,851
– Diluted	1,180,310,441	867,178,851	1,180,310,441	867,178,851

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six Months ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,075,799)	$(3,516,672)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation of property, plant and equipment	207,586	79,907
Amortization	51,429	65,822
Stock-based compensation	44,274	307,457
Finance cost interest element of promissory notes (non-cash)	49,490	1,870,972
Lease interest expense	23,925	8,688
Deposit paid for acquisition of subsidiary written off	21,512	-
Impairment on trade receivables	2,069	-
Impairment on other receivables	30,117	-
Gain on disposal of property, plant and equipment	-	(600)
Changes in operating assets and liabilities:
Accounts receivable	735	4,489
Other receivables, deposits and prepayments	(33,526)	(110,088)
Inventories	(132,718)	(17,320)
Accounts payables	21,218	30,250
Accrued liabilities and other payables	(39,864)	83,991
Advanced from director	(15,659)	200
Advanced from related parties	19,577	202,117
Net cash used in operating activities	(825,634)	(990,787)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	-	23,000
Net cash flows on acquisition of subsidiary company	-	1,140
Purchase of property, plant and equipment	(1,403)	(469,466)
Net cash used in investing activities	(1,403)	(445,326)

Cash flows from financing activities:
Repayments to lease liabilities	(66,635)	(26,494)
Drawdown of bank loan	-	100,000
Repayment of bank loan	(29,561)	(50,000)
Lease interest paid	(23,925)	(8,688)
Advanced from related parties	55,375	-
Advanced from other payables	164,359	-
Proceeds from issuance of common stock and common stock to be issued	1,541,828	1,376,280
Net cash provided by financing activities	1,641,441	1,391,098

Net change in cash and cash equivalent	814,404	(45,015)

Foreign currency translation adjustment	(86,533)	(10,342)

Net change in cash and cash equivalents	727,871	(55,357)

BEGINNING OF PERIOD	200,409	418,917

END OF PERIOD	$928,280	$363,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	No. of shares	Common Shares Amount	Shares to be issued Amount	Shares to be cancelled Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated losses	Total stockholders’ equity

Balance as of July 1, 2023	1,176,200,278	$1,176,200	$-	$-	$45,415,958	$(79,192)	$(10,292,430)	$36,220,536

Share to be issued for private placement	13,981,624	-	13,982	-	1,262,846	-	-	1,276,828
Common stock subject to forfeiture	(879,924)	-	-	(880)	(175,105)	-	-	(175,985)
Net loss for the period	-	-	-	-	-	-	(549,461)	(549,461)
Foreign currency translation adjustment	-	-	-	-	-	(24,437)	-	(24,437)

Balance as of September 30, 2023	1,189,301,978	$1,176,200	$13,982	$(880)	$46,503,699	$(103,629)	$(10,841,891)	$36,747,481

Share to be issued for private placement	555,555	-	556	-	49,445	-	-	50,001
Shares to be issued to service provider	1,000,000	-	1,000	-	133,000	-	-	134,000
Shares issued for previously committed private placement	-	13,982	(13,982)	-	-	-	-	-
Shares issued for private placement	2,188,889	2,189	-	-	212,811	-	-	215,000
Net loss for the period	-	-	-	-	-	-	(526,338)	(526,338)
Foreign currency translation adjustment	-	-	-	-	-	17,701	-	17,701

Balance as of December 31, 2023	1,193,046,422	$1,192,371	$1,556	$(880)	$46,898,955	$(85,928)	$(11,368,229)	$36,637,845

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	No. of shares	Common Shares Amount	Shares to be issued Amount	Shares to be cancelled Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated losses	Total stockholders’ equity

Balance as of July 1, 2022	819,188,055	$819,188	$-	$-	$22,945,190	$742,459	$(10,357,920)	$14,148,917

Shares issued for acquisition	1,500,000	1,500	-	-	231,000	-	-	232,500
Stock based compensation	15,328,029	-	15,328	-	1,328,872	-	-	1,344,200
Net loss for the period	-	-	-	-	-	-	(1,356,406)	(1,356,406)
Foreign currency translation adjustment	-	-	-	-	-	79,820	-	79,820

Balance as of September 30, 2022	836,016,084	$820,688	$15,328	$-	$24,505,062	$822,279	$(11,714,326)	$14,449,031
			-
Shares issued to service provider	3,815,000	3,815	-	-	639,185	-	-	643,000
Shares issued for previously committed private placement	-	15,328	(15,328)	-	-	-	-	-
Shares issued for private placement	603,181	603	-	-	52,477	-	-	53,080
Shares issued for conversion of promissory note (“PN”)	333,142,389	333,142	-	-	20,021,858	-	-	20,355,000
Net loss for the period	-	-	-	-	-	-	(2,160,266)	(2,160,266)
Foreign currency translation adjustment	-	-	-	-	-	(91,188)	-	(91,188)
Fair value adjustment on conversion of PN	-	-	-	-	-	-	4,064,450	4,064,450

Balance as of December 31, 2022	1,173,576,654	$1,173,576	$-	$-	$45,218,582	$731,091	$(9,810,142)	$37,313,107

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023, the Company has the following subsidiaries:-

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

In the opinion of management, the condensed consolidated balance sheet as of June 30, 2023 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2024 or for any future period.

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

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, accounts receivable and related party receivables, advance to suppliers and other receivables and deposits. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also assesses the financial strength and credit worthiness of any parties to which it extends funds or trades with, and as such, it believes that any associated credit risk exposures are limited.

•	Risks and Uncertainties

The Company is venturing into the production and distribution of renewable commodities that are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with a production operation for renewable commodities, including the potential risk of business failure.

•	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $928,280 and $200,409 in cash and cash equivalents at December 31, 2023 and June 30, 2023.

At December 31, 2023 and June 30, 2023, cash and cash equivalents consisted of bank deposits and petty cash on hands.

•	Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2023 and June 30, 2023, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of December 31, 2023 and June 30, 2023, the longest credit term for certain customers are 60 days.

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

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. Cost of raw materials include cost of materials and incidental costs in bringing the inventory to its current location.  Costs of finished goods, on the other hand include material, labor and overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of December 31, 2023 and June 30, 2023, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Depreciation expense for the six months ended December 31, 2023 and 2022 were $207,586 and $79,907, respectively.

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

As of December 31, 2023 and June 30, 2023, the Company did not record an impairment on the intangible assets.

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

There has been no impairment charge for the three and six months ended December 31, 2023 and 2022.

•	Advance to Supplier

Advance to supplier is provided for the provision of goods and services and they are secured either by a security deposit or a legally enforceable right to recover.

•	Revenue Recognition

Product sales and services

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

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product which typically occurs at delivery date at a point in time, and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

The Company considers customer order confirmations, whether formal or otherwise, to be a contract with the customer. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

The Company also follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to the provision of goods to a customer. In these instances, the Company determines whether it has promised to provide the goods itself (as principal) or to arrange for the specified goods to be provided by another party (as an agent). This determination is a matter of judgment that depends on the facts and circumstances of each arrangement.

The Company derives its revenue from the sale of products and services in its role as a principal.

Rental income

Rental income is recognized on a straight line basis over the term of the respective lease agreement.

•	Cost of revenue

Cost of revenue consists primarily of the cost of goods sold, which are directly attributable to the sales of products.

•	Leases

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

The Company recognized no impairment of ROU assets as of December 31, 2023 and June 30, 2023.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the unaudited condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three and six months ended December 31, 2023 and 2022.

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

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	December 31, 2023	December 31, 2022
Period-end MYR:US$ exchange rate	0.21790	0.22715
Average period MYR:US$ exchange rate	0.21512	0.22102

•	Comprehensive Income

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

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and non employees, including employee stock options, restricted stock units, and stock appreciation rights are based on estimated fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

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

During the period ended December 31, 2023, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s unaudited condensed consolidated financial statements.

 In June 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which is to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this update on July 1, 2023, and the adoption does not have material impact on Company’s consolidated financial statements and related disclosures.

CECL adoption will have broad impact on the financial statements of financial services firms, which will affect key profitability and solvency measures. Some of the more notable expected changes include:

–

Higher allowance on financial guarantee reserve and finance lease receivable levels and related deferred tax assets. While different asset types will be impacted differently, the expectation is that reserve levels will generally increase across the board for all financial firms.

–	Increased reserve levels may lead to a reduction in capital levels.

–

As a result of higher reserving levels, the expectation is that CECL will reduce cyclicality in financial firms’ results, as higher reserving in “good times” will mean that less dramatic reserve increases will be loan related income (which will continue to be recognized on a periodic basis based on the effective interest method) and the related credit losses (which will be recognized up front at origination). This will make periods of loan expansion seem less profitable due to the immediate recognition of expected credit losses. Periods of stable or declining loan levels will look comparatively profitable as the income trickles in for loans, where losses had been previously recognized.

In March 2023, the FASB issued new accounting guidance, ASU 2023-01, for leasehold improvements associated with common control leases, which is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The new guidance introduced two issues: terms and conditions to be considered with leases between related parties under common control and accounting for leasehold improvements. The goals for the new issues are to reduce the cost associated with implementing and applying Topic 842 and to promote diversity in practice by entities within the scope when applying lease accounting requirements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believe the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated recurring losses and suffered from an accumulated deficit of $11,368,229 as of December 31, 2023.

The ability of the Company to survive is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these, management intends to raise additional funds through public or private placement offerings, and related party loans.

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

In the period ended December 31, 2022, the business segment included the following, which has since been disposed:

(i)	Gold mineral mining.

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three and six months ended December 31, 2023 and 2022:

	Three Months ended December 31, 2023
	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$554	$18,204	$-	$4,638	$23,396
Cost of revenue	-	(64,590)	-	-	(4,255)	(68,845)
Gross loss	-	(64,036)	18,204	-	383	(45,449)
General & administrative expenses	-	(388,070)	(29,386)	(5,031)	(101,101)	(523,588)
Loss from operations	-	(452,106)	(11,182)	(5,031)	(100,718)	(569,037)
Interest expense	-	(14,972)	-	-	(28,745)	(43,717)
Other income	-	205	-	(171)	86,382	86,416
Loss before income tax	-	(466,873)	(11,182)	(5,202)	(43,081)	(526,338)
Income tax	-	-	-	-	-	-
Net loss	$-	$(466,873)	$(11,182)	$(5,202)	$(43,081)	(526,338)

Total assets at December 31, 2023	$194,009	$6,732,478	$1,216,978	$30,193,609	$1,131,183	$39,468,257

	Three Months ended December 31, 2022
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$-	$55,921	$21,171	$-	$4,048	$81,140
Cost of revenue	-	-	(31,202)	-	-	(454)	(31,656)
Gross profit	-	-	24,719	21,171	-	3,594	49,484
Selling, general & administrative expenses	(60,396)	(2,550)	(503,630)	(63,797)	(653)	(231,054)	(862,080)
Loss from operations	(60,396)	(2,550)	(478,911)	(42,626)	(653)	(227,460)	(812,596)
Interest expenses	-	-	(4,803)	-	-	(1,344,745)	(1,349,548)
Other income	281	-	636	-	-	961	1,878
Loss before income tax	(60,115)	(2,550)	(483,078)	(42,626)	(653)	(1,571,244)	(2,160,266)
Income tax	-	-	-	-	-	-	-
Net loss	$(60,115)	$(2,550)	$(483,078)	$(42,626)	$(653)	$(1,571,244)	$(2,160,266)

Total assets as December 31, 2022	$29,169	$315,929	$1,685,244	$1,253,068	$30,202,975	6,148,975	$39,635,360

	Six Months ended December 31, 2023
	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$2,803	$34,100	$-	$4,971	$41,874
Cost of revenue	-	(135,064)	-	-	(4,297)	(139,361)
Gross loss	-	(132,261)	34,100	-	674	(97,487)
General & administrative expenses	(120)	(722,395)	(43,949)	(5,231)	(208,487)	(980,182)
Loss from operations	(120)	(854,656)	(9,849)	(5,231)	(207,813)	(1,077,669)
Interest expense	-	(28,628)	-	-	(56,295)	(84,923)
Other income	-	411	-	-	86,382	86,793
Loss before income tax	(120)	(882,873)	(9,849)	(5,231)	(177,726)	(1,075,799)
Income tax	-	-	-	-	-	-
Net loss	$(120)	$(882,873)	$(9,849)	$(5,231)	$(177,726)	(1,075,799)

Total assets at December 31, 2023	$194,009	$6,732,478	$1,216,978	$30,193,609	$1,131,183	$39,468,257

	Six Months ended December 31, 2022
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$-	$79,265	$23,221	$-	$4,966	$107,452
Cost of revenue	-	-	(78,629)	-	-	(966)	(79,595)
Gross profit	-	-	636	23,221	-	4,000	27,857
Selling, general & administrative expenses	(107,456)	(2,575)	(1,002,409)	(87,250)	(653)	(472,179)	(1,672,522)
Loss from operations	(107,456)	(2,575)	(1,001,773)	(64,029)	(653)	(468,179)	(1,644,665)
Interest expenses	-	-	(8,688)	-	-	(1,870,972)	(1,879,660)
Other income	6,056	-	636	-	-	961	7,653
Loss before income tax	(101,400)	(2,575)	(1,009,825)	(64,029)	(653)	(2,338,190)	(3,516,672)
Income tax	-	-	-	-	-	-	-
Net loss	$(101,400)	$(2,575)	$(1,009,825)	$(64,029)	$(653)	$(2,338,190)	$(3,516,672)

Total assets as December 31, 2022	$29,169	$315,929	$1,685,244	$1,253,068	$30,202,975	6,148,975	$39,635,360

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended December 31,		Six Months ended December 31,
	2023	2022	2023	2022

Malaysia	$5,192	$10,621	$7,774	$22,233
United States	18,204	70,519	34,100	85,219
	$23,396	$81,140	$41,874	$107,452

NOTE 5 – INVENTORIES

 Inventories as of December 31, 2023 and June 30, 2023 consisted of the following:

	December 31, 2023	June 30, 2023

Finished goods	$227,922	$93,583
Raw materials	2,477	2,453
	$230,399	$96,036

NOTE 6 – OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivable, deposits and prepayments as of December 31, 2023 and June 30, 2023 consisted of the following:

	December 31, 2023	June 30, 2023

Deposits	$13,764	$16,795
Other receivables	31,326	9,641
	$45,090	$26,436
Less: impairment on other receivables	(30,117)	-
Other receivables and deposits, net	$14,973	$26,436
Prepayments	304,540	375,680
	$319,513	$402,116

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of December 31, 2023 and June 30, 2023 is as follows:

	December 31, 2023	June 30, 2023

Land and buildings	$1,258,360	$1,264,117
Plant and machinery	2,289,794	2,291,823
Office equipment	6,168	6,283
Project equipment	-	3,971
Computers	6,576	5,483
Motor vehicles	777,457	708,267
Furniture and fittings	12,879	12,935
	4,351,234	4,292,879
Less: accumulated depreciation	(483,711)	(258,187)
Foreign exchange adjustment	34,748	(25,602)
	$3,902,271	$4,009,090

Depreciation expense for the three months ended December 31, 2023 and 2022 totaled $104,988 and $51,955, respectively.

Depreciation expense for the six months ended December 31, 2023 and 2022 totaled $207,586 and $79,907, respectively.

Land and building with the net carrying value of $712,899 at December 31, 2023 and $723,981 at June 30, 2023 were pledged to a financial institution for facilities granted.

Plant and machinery and motor vehicles with carrying values of $268,275 and $575,138 at December 31, 2023 ($295,701 and $553,674 at June 30, 2023) are acquired under financing arrangements.

NOTE 8 –INTANGIBLE ASSETS

The intangible assets comprise (i) a global intellectual property (“IP”) of $30,192,771 known as “Catalytic Biofraction Process”, whereby, subsidiary Bio Resources Limited (“BRL”) is the beneficial and/or registered proprietor and (ii) an exclusive licence assigned to Verde Malaysia for the operation of the IP in the state of Sabah, Malaysia of MYR 14,000,000 ($3,050,600).

The “Catalytic Biofraction Process” is a slow pyrolysis process using a proprietary catalyst to depolymerize palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degrees Celsius to 500 degrees Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like palm biomass wastes is used as feedstock. Upon fulfilling UN’s (United Nations) ACM 22 protocol as well as LCA (Life Cycle Assessment) requirements, it is anticipated that the by-products from this IP would lead to certification and issuance of Carbon Avoidance Credits as well as Carbon Removal Credits to generate carbon revenue for the Company.

NOTE 9 – DEPOSITS PAID

At December 31, 2023 and June 30, 2023, deposits consist of the following:

	December 31, 2023	June 30, 2023
Deposits paid for acquisition of subsidiaries
- Vata VM Synergy (M) Sdn Bhd (“VATA”) (#1)	$-	$21,423

Security deposit
- Factory site (#2)	$80,000	$80,000

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

As of December 31, 2023, the deposits of MYR100,000 has been written off as the Company has initiated the termination of the agreement on the grounds of non-disclosure of material information by VATA.

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

NOTE 10 - MINING RIGHT

A lump sum payment of MYR260,500 ($62,260) had been made for a mining right over a period of 2 years up to June 13, 2023. The mining right was amortized on a straight-line basis over the term of the right. Nevertheless, on April 20, 2023, the subsidiary, CSB, to whom the right belongs, was disposed.

The table below presents the movement of the right as recorded on the balance sheets.

	Six months ended December 31, 2023	Year Ended June 30, 2023
Balance as at July 1, 2023 and July 1, 2022	$-	$27,088
Amortization charge for the period / year	-	(21,832)
Foreign exchange adjustment	-	(363)
Disposal of subsidiary	-	(4,893)
Balance as of December 31, 2023 and June 30, 2023	$-	$-

Amortization charge of mining right was $0 and $7,188 for the three months ended December 31, 2023 and 2022, respectively.

Amortization charge of mining right was $0 and $14,394 for the six months ended December 31, 2023 and 2022, respectively.

NOTE 11 – AMOUNTS DUE TO RELATED PARTIES

The following breakdown of the balances due to related parties and director, consisted of:-

	December 31, 2023	June 30, 2023

Amount due to related parties
Borneo Oil Corporation Sdn (“BOC”) (#1)	$123,904	$117,125
Borneo Oil Berhad (“BOB”) (#1)	70,556	10,711
Taipan International Limited (#2)	119,153	119,153
Borneo Energy Sdn Bhd (#1)	15,010	14,770
Victoria Capital Sdn Bhd (#3)	116,032	107,970
	$444,655	$369,729

Amount due from/(to) director
Mr. Jack Wong (#4)	$5,999	$(9,660)

(#1) Borneo Energy Sdn Bhd is a wholly owned subsidiary of Borneo Oil Corporation Sdn Bhd (“BOC”) and BOC is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.2% of the Company’s issued and outstanding common stock as of December 31, 2023). The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#2) Taipan International Limited who, pursuant to the disposal of BRL to the Company, became one of the shareholders of the Company and held 32.9% of the Company’s issued and outstanding Common Stock as of December 31, 2023. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#3) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company, and held 0.2% of the Company’s issued and outstanding Common Stock as of December 31, 2023. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#4) Mr. Jack Wong is the Chief Executive of the Company effective October 1, 2022. Further, effective March 30, 2023, Mr. Jack Wong was appointed Director of the Company for a one (1) year term.

NOTE 12 – PROMISSORY NOTES

	December 31, 2023	June 30, 2023

Promissory Notes (#1)	$-	$-
Promissory Notes (#2) – related party	537,280	487,790
	$537,280	$487,790

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	December 31,	June 30,
	2023	2023
Balance at the beginning of period or year	$487,790	$18,484,028
Promissory notes issued to related party at fair value (#2)	-	481,023
Interest expense #1	-	1,870,972
Interest expense #2	49,490	6,767
Converted to Company’s restricted Common Stock (#1)	-	(20,355,000)
Balance at the end of period or year	$537,280	$487,790

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

(#2) On March 13, 2023, the Company and its indirect wholly-owned subsidiary CSB entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s account payable to a related party, Borneo Oil Corporation Sdn Bhd (“BOC”) by way of the issuance on March 13, 2023 of a two year term Promissory Notes with the face value (principal) amount of $675,888, and bearing 2% coupon interest. The Notes are repayable by May 12, 2025, either in cash or by the issuance of the Company’s restricted Common Stock priced at $0.07 per share at the discretion of the holder of the Promissory Note. The fair value of the Promissory Notes of $ 481,023 was calculated using the net present value of estimated future cash flows with the assumptions of risk free rate at 4.03%, credit spread of 11.6% and liquidity risk premium of 5.6%.

The Company recorded $25,343 and $1,344,745 interest expense on promissory notes for the three months ended December 31, 2023 and 2022, respectively. Interest payable attributable to promissory notes (#2) was $3,402 for the three months ended December 31, 2023.

The Company recorded $49,490 and $1,879,660 interest expense on promissory notes for the six months ended December 31, 2023 and 2022, respectively. Interest payable attributable to promissory notes (#2) was $6,805 for the six months ended December 31, 2023.

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

The Company adopts a 5% as weighted average incremental borrowing rate to determine the present value of the lease payments. The weighted average remaining life of the lease was 3 years ending September 30, 2025.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	December 31, 2023	June 30, 2023

Assets
Right-of-use asset (#1)	$720,000	$720,000
Right-of-use asset (#2)	64,910	64,910
Total RoU assets	$784,910	$784,910
Less: Amortisation	(213,146)	(151,801)
	$571,764	$633,109

Liabilities
Current:
Operating lease liabilities	$22,732	$20,768
Finance lease liabilities	177,699	172,184
	200,431	192,952

Non-current:
Operating lease liabilities	17,603	29,483
Finance lease liabilities	605,963	608,455
	623,566	637,938

Total lease liabilities	$823,997	$830,890

As of December 31, 2023, right-of-use assets were $571,764 and lease liabilities were $823,997.

As of June 30, 2023, right-of-use assets were $633,109 and lease liabilities were $830,890.

For the three months ended December 31, 2023 and 2022, the amortization charge on right-of use assets was $32,775 and $25,714, respectively.

For the six months ended December 31, 2023 and 2022, the amortization charge on right-of-use was $61,345 and $57,028, respectively.

(#1) This leasing arrangement for the lease of the Segama factory amounting to $720,000 is for a lease term of seven (7) years and includes an exclusive right and option to purchase the factory site, together with all its right title and interest, for a consideration to be mutually agreed between the parties at any time during the period of two years from the date of the Lease Agreement ending March 1, 2024. The Lease Payment and Security Payment shall be applied toward the Purchase Price upon VRAP exercising the option to purchase. The Company’s lease agreements do not contain any material restrictive covenants.

There are no corresponding lease liabilities recorded as the lease payments for the entire lease period has been paid upfront upon inception of the agreement.

(#2) This leasing arrangement for the lease of the executive vehicle amounting to $84,718 is for a lease term of three (3) years and includes option to purchase the said vehicle at an agreed consideration of $57,087 (“Purchase Price”) as stated in the Lease Agreement. The Company’s lease agreements do not contain any material restrictive covenants.

The accretion of lease liability for the three and six months ending December 31, 2023, were $1,990 and $4,204, respectively and for the three and six months ended December 31, 2022 were $2,828 and $3,813, respectively.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the periods.

	Six Months ended December 31,
	2023	2022

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$23,925	$8,688

Operating lease cost:
Operating lease expense (per ASC 842)	65,549	65,867

Total lease expense	$89,474	$74,555

Components of Lease Expense

The operating lease expense comprises two components, being, (i) interest expense determined using the effective interest method, and (ii) amortization of the right-of-use asset on a straight line basis over the term of the operating lease, as reported within “general and administrative” expense on the accompanying unaudited condensed consolidated statement of operations.

Finance lease expense comprise of interest expenses determined using the effective interest method.

Future Contractual Lease Payments as of December 31, 2023

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and thereafter ending December 31:

Years ending December 31,	Operating and finance lease amount

2024	$211,294
2025	207,686
2026	188,860
2027	158,289
2028	102,048
Thereafter	100,434

Total minimum finance lease liabilities payment	968,611
Less: interest	(144,614)
Present value of lease liabilities	$823,997

Representing:-
Current liabilities	$200,431
Non-current liabilities	623,566
$823,997

NOTE 14 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no preferred shares outstanding as of December 31, 2023 and June 30, 2023.

The Company has no stock option plan, warrants, or other dilutive securities.

Common stock outstanding

During the period ended December 31, 2023, 555,555 restricted Common Shares were committed to be issued pursuant to private placement at US$0.09 per share to one US shareholder.

On September 8, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) entered into a Service and Stock Cancellation Agreement with Steven Sorhus to cancel the Services Agreement dated December 1, 2022, including the cancellation of 171,591 restricted common shares issued at $0.20 on December 31, 2022 totalling $34,318 as consideration for certain services.  The cancellation is still in process.

On September 8, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) entered into a Service and Stock Cancellation Agreement with EMGTA LLC to cancel the Services Agreement dated December 1, 2022, including the cancellation of 375,000 restricted common shares issued at $0.20 on December 31, 2022 totalling $75,000 as consideration for certain services.  The cancellation is still in process.

On September 12, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) entered into a Service and Stock Cancellation Agreement with YM Tengku Chanela Jamidah YAM Tengku Ibrahim to cancel the Services Agreement dated November 30, 2022, including the cancellation of 333,333 restricted common shares issued at $0.20 on December 31, 2022 totalling $66,667 as consideration for certain services.  The cancellation is still in process.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) on or before January 31, 2024. The term of the Agreement will remain effective until December 31, 2025 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. To date, the shares remain to be issued.

On November 22, 2023, the Company issued a total of 14,931,624 restricted Common Shares comprising 11,538,461 restricted Common Shares for $1,050,000 at $0.091 per share to five non-US shareholders, 100,000 restricted Common Shares for $10,000 at $0.10 per share to one non-US shareholder, 1,943,163 restricted Common Shares for $176,828 at $0.091 per share to ten US shareholders and 1,350,000 restricted Common Shares for $135,000 at $0.10 per share to nine US shareholders.

On December 4, 2023, the Company issued a total of 1,238,889 restricted Common Shares comprising of 850,000 restricted Common Shares for $85,000 at $0.10 per share to four US shareholders and 388,889 restricted Common Shares for $35,000 at $0.09 per share to one US shareholders.

Not considering the commitment to issue and cancel shares as above, there were 1,192,370,791 and 1,176,200,278 shares of common stock issued and outstanding as of December 31, 2023 and June 30, 2023 respectively.

The Company has no stock option plan, warrants, or other dilutive securities issued during the period.

NOTE 15 - INCOME TAX

For the six months ended December 31, 2023 and 2022, the local (“United States of America”) and foreign components incurred loss before income taxes as follows:

	Six Months ended December 31,
	2023	2022

Tax jurisdiction from:
- Local (US regime)	$(794,892)	$(3,023,344)
- Foreign, including
British Virgin Island	30,132	(141,258)
Malaysia	(305,808)	(351,417)
Labuan, Malaysia	(5,231)	(653)

Loss before income taxes	$(1,075,799)	$(3,516,672)

The provision for income taxes consisted of the following:

Six Months ended December 31,
	2023	2022

Current tax:
- Local	$-	$-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

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

The Company has provided for a full valuation allowance against the deferred tax assets of $1,202,226 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $5,724,886 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018 are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely.  However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the six months ended December 31, 2023 and 2022, there were no operating income under US tax regime.

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

Malaysia

The Company’s subsidiaries, Verde Malaysia and Wision are registered in Malaysia and are subject to the Malaysia corporate income tax at a standard income tax rate of 24% on chargeable income.

The operation in Malaysia incurred $679,862 of cumulative net operating losses as of December 31, 2023, which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $163,167 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Six Months ended December 31,
	2023	2022

Loss before income taxes	$(305,808)	$(351,417)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(73,394)	(84,340)
Non-deductible items	26,122	6,178
Operating losses unable to carried forward	1,255	157
Valuation allowance	46,017	78,005
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	December 31, 2023	June 30, 2023

Deferred tax assets:
Net operating loss carryforwards, from
US tax regime	$1,202,226	$1,079,890
Malaysia tax regime	163,167	113,516
Less: valuation allowance	(1,365,393)	(1,193,406)
Deferred tax assets, net	$-	$-

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

NOTE 16 - RELATED PARTY TRANSACTIONS

	Six Months ended
	December 31,
	2023	2022
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#1)	$-	$12,181
Rental income:
Mr. Jack Wong (#3)	$30,000	$19,121
Site expenses:
Warisan Khidmat Sdn Bhd (#4)	$-	$7,963
Professional services provided by:
Warisan Khidmat Sdn Bhd (#4)	$9,035	$9,283
Interest expense payable to:
BOC (#2)	$6,805	$-

Related party balances:
	As of
	December 31, 2023	June 30, 2023
Advanced from related parties
BOC (#2)	$123,904	$117,125
Borneo Oil Berhad (“BOB”) (#1)	$70,556	$10,711
Borneo Energy Sdn Bhd (#1)	$15,010	$14,770
Taipan International Limited (#5)	$119,153	$119,153
Victoria Capital Sdn Bhd (#6)	$116,032	$107,970

Trade payables
Warisan Khidmat Sdn Bhd (#4)	$4,576	$-
BOC (#2)	$475	$467
J. Ambrose & Partners (#7)	$736	$724

Advanced to related party
Vetrolysis Limited (#8)	$100	$100

Trade receivable
J. Ambrose & Partners (#7)	$257	$253

Other payables
J. Ambrose & Partners (#7)	$49,426	$48,650
SB Supplies & Logistic Sdn Bhd (#1)	$5,230	$5,998

Promissory notes issued to related party
BOC (#2)	$537,280	$487,790

(#1) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn Bhd and SB Supplies & Logistic Sdn Bhd, and held 13.2% of the Company’s issued and outstanding common stock as of December 31, 2023.

(#2) Borneo Oil Corporation Sdn Bhd (“BOC”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.2% of the Company’s issued and outstanding common stock as of December 31, 2023). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#3) Mr. Jack Wong is the Chief Executive of the Company effective October 1, 2022. By resolution of the Board of Directors, Mr. Jack Wong was appointed Director of the Company for a one (1) year term, effective March 30, 2023.

(#4) Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by a Director of Verde Malaysia.

(#5) Taipan International Limited is one of the shareholders of the Company, and held 32.9% of the Company’s issued and outstanding Common Stock as of December 31, 2023.

(#6) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company and held 0.2% of the Company’s issued and outstanding Common Stock as of December 31, 2023.

(#7) Datuk Joseph Lee Yok Min, an indirect significant shareholder, is a partner of J. Ambrose & Partners. The advances received are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.  Mr. Joseph Ambrose Lee who was also appointed as a Director and Chairman of the Board of Directors of the Company effective January 23, 2024, is also the Managing Director of BOB.

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

NOTE 17 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended December 31, 2023 and 2022, there was no single customer whose revenue exceeded 10% of the revenue.

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

(d)Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases.

NOTE 18 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the six months ended December 31, 2023, and 2022, $8,869 and $14,909 contributions were made accordingly.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Future commitments with regards to repayment of Promissory Note and lease liabilities are disclosed in Notes 12 and 13 respectively.

Apart from the above, as of December 31, 2023, the Company had the following capital commitment:

a) commitment to issue restricted Common Shares to the following service provider on or before January 31, 2024 for services to be performed pursuant to the Service Agreements signed as disclosed in Note 14:

Number of shares to be issued

Donald R. Fosnacht	1,000,000
1,000,000

b) commitment to repay Promissory Notes with the face value (principal) amount of $675,888, bearing 2% coupon interest by May 12, 2025 in cash or by issuance of the Company’s restricted Common Shares priced at $0.07 per share as disclosed in Note 12.

c) commitment to repay lease liabilities amounting to $823,997 as disclosed in Note 13.

d) commitment to cancel 879,924 restricted common shares as disclosed in Note 14.

e) commitment to issue 555,555 restricted common shares pursuant to private placement at US$0.090 per share to one US shareholder as disclosed in Note 14.

As of December 31, 2023, the Company has no material contingencies.

NOTE 20 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the Company issued the audited unaudited condensed consolidated financial statements.

On January 23, 2024, Jack Wong, CEO and Director of the Company, stepped down from his position as Chairman of the Board of Directors (the “Board”) of the Company.

On January 23, 2024, by resolution of the Board of the Company, Joseph Ambrose Lee was appointed Director and Chairman of the Board for a one (1) year term, and Tay Hong Choon was appointed Special Advisor to the Board for a one (1) year term.

On January 23, 2024, by resolution of the Board of the Company, approved an amendment to the Bylaws of the Company (the "Amendment"). The Amendment, which was adopted effective as of January 23, 2024, increases the number of members of the Board from three (3) to seven (7).

On February 6, 2024, by resolution of the Board of the Company, Joseph Ambrose Lee, Jack Wong, Balakrishnan B.S. Muthu, Soo Yau Cho and Tay Hong Choon were appointed as members of the newly formed Management Committee of the Board, to oversee and manage the operations of the Company. The Management Committee shall be responsible for making decisions pertaining to the overall operations of the Company and shall report directly to the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K, as filed on October 16, 2023. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

The following diagram illustrates our current corporate structure:

On August 7, 2023, the Company entered into a Memorandum of Understanding (the “MOU”) with Andre van Zyl (“AvZ”) and Green Carbon Industries Group of Companies (“GCI”), headquartered in Western Australia, to actively pursue and put in place a mutually agreeable and fully funded project venture in North America, through the Company to securely ring-fence, support, preserve and implement the existing and related Intellectual Property of both parties and their respective subsidiaries/representatives, as well as to fund and support ongoing and future Research and Developments. The intended project venture will also be responsible to establish a phased implementation plan for modified, scaled Biochar and Construction Char operations, that will be paired with new Cold Bio Emulsion and Cold Bio Mix technology plant production operations to be established for the production of low CO2 footprint construction material in the territory of North America. Upon successful implementation of the project venture, there will be further option to expand operations throughout the continents of South America’s, APAC, Europe, and Africa. This technology makes possible high duty road base and road wearing course installations with superior performance, utilizing more cost-effective local soils and gravels with extended life of road performance, and substantially lower maintenance activities and cost.

On September 12, 2023, Jack Wong stepped down from his position as President of the Company, but remains as Chief Executive Office of the Company.

On September 12, 2023, the Board of Directors of the Company appointed Jack Wong, CEO and Director of the Company, as Chairman of the Board of Directors. Subsequently, on January 23, 2024, Jack Wong stepped down from his position as Chairman of the Board of Directors of the Company, and Joseph Ambrose Lee was appointed Director and Chairman of the Board for a one year term, and Tay Hong Choon was appointed Special Advisor to the Board for a one year term.

On October 1, 2023, the Company appointed Eric Bava and Andre van Zyl as Chief Operating Officer and Chief Technology Officer respectively to drive the Company’s climate-tech innovation.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) on or before January 31, 2024. The term of the Agreement will remain effective until December 31, 2025 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated.  The shares remain to be issued to date.

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

In early 2023, Puro.earth, the world’s foremost crediting platform for durable carbon removal, officially registered the Company as a Carbon Removal Credit supplier as part of its Accelerate program. This partnership was formalized through a platform agreement signed in April 2023. It is worth noting that Puro.earth was acquired by Nasdaq in June 2021.

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

Results of Operations

For the three months ended December 31, 2023 and 2022:

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$23,396	$81,140	(71.2)%
Cost of revenue	$(68,845)	$(31,656)	117.5%
Gross (loss) profit	$(45,449)	$49,484	(191.8)%
Operating expenses	$(523,588)	$(862,080)	(39.3)%
Interest expense	$(43,717)	$(1,349,548)	(96.8)%
Other income, net	$86,416	$1,878	4,501.5%
NET LOSS	$(526,338)	(2,160,266)	(75.6)%

The average rate of MYR : USD for three months ended December 31, 2023 and December 31, 2022 was 0.2141 and 0.2207 respectively.

Revenue

The revenue is derived from the rental income for the current three months period. We have generated $23,396 and $81,140 revenue for the three months ended December 31, 2023, and 2022, respectively. Revenue decreased primarily due to the non-generation of revenue from compost spreading and distribution of renewable commodities, which earned a higher margin in the current period,  Accordingly, a gross loss of $45,449 compared to a gross profit $49,484 was recorded for the three months ended December 31, 2023, and 2022 respectively.

Cost of revenue

We incurred cost of revenue of $68,845 and $31,656 in the production and distribution of renewable commodities during the three months ended December 31, 2023, and 2022, respectively.

Operating expense

Operating expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee and travelling expenses. We have incurred $523,588 and $862,080 in operating expenses through December 31, 2023, and 2022. Operating expenses decreased by 39.3%, or $338,492, primarily due to decrease of consultancy fee for the three months ended December 31, 2023 and operating expense contributed by CSB which was disposed on April 20, 2023.

Interest expense

The Company recorded interest expense of $28,745 and $1,344,745 on the promissory notes for the three months ended December 31, 2023, and 2022, respectively. Lease interest expenses amounted to $12,490 and $4,803 for the three months ended December 31, 2023, and 2022, respectively. Bank loan interest amounted to $2,482 and $0 for the three months ended December 31, 2023, and 2022, respectively.

The decrease in interest expenses is mainly due to conversion of promissory notes (“PN”) with a principal amount of $20,355,000 on December 9, 2022, and accordingly no further interest charges recorded with regards to the PN thereafter.  The charge in the current period is in respect of a new PN issued of $675,888.

Other income (expense), net

We have other income of $86,416 and $1,878 for the three months ended December 31, 2023, and 2022. The increase in other income mainly due to unrealized foreign exchange gain of $81,864.

Net loss

As a result of the above factors, the Company incurred a net loss of $526,338 and $2,160,266 for the three months ended December 31, 2023 and 2022, respectively.

For the six months ended December 31, 2023 and 2022.

The following table sets forth selected financial information from our statements of comprehensive loss for the six months ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$41,874	$107,452	(61.0)%
Cost of revenue	$(139,361)	$(79,595)	75.1%
Gross (loss) profit	$(97,487)	$27,857	(450.0)%
Operating expenses	$(980,182)	$(1,672,522)	(41.4)%
Interest expense	$(84,923)	$(1,879,660)	(95.5)%
Other income, net	$86,793	$7,653	1,034.1%
NET LOSS	$(1,075,799)	(3,516,672)	(69.4)%

The average rate of MYR : USD for six months ended December 31, 2023 and December 31, 2022 was 0.2151 and 0.2210 respectively.

Revenue

The revenue is derived from the rental income, compost spreading and distribution of renewable commodities. We have generated $41,874 and $107,452 revenue for the six months ended December 31, 2023, and 2022, respectively. Revenue decreased primarily due to the non-generation of revenue from compost spreading and distribution of renewable commodities, which earned higher margins. Accordingly, a gross loss of $97,487 compared to a gross profit of $27,857 was recorded for the six months ended December 31, 2023, and 2022.

Cost of revenue

We incurred cost of revenue of $139,361 and $79,595 in the production and distribution of renewable commodities during the six months ended December 31, 2023, and 2022, respectively.

Operating expense

Operating expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee and travelling expenses. We have incurred $980,182 and $1,672,522 in operating expenses through December 31, 2023, and 2022. Operating expenses decreased by 41.4%, or $692,340, primarily due to decrease of consultancy fee for the six months ended December 31, 2023 and operating expense contributed by CSB which was disposed on April 20, 2023.

Interest expense

The Company recorded interest expense of $56,295 and $1,870,972 on the promissory notes for the six months ended December 31, 2023, and 2022, respectively. Lease interest expenses amounted to $23,925 and $8,688 for the six months ended December 31, 2023, and 2022, respectively. Bank loan interest amounted to $4,703 and $0 for the six months ended December 31, 2023, and 2022, respectively.

The decrease in interest expense is mainly due to conversion of promissory notes with a principal amount of $20,355,000 on December 9, 2022 and accordingly no further interest charges recorded with regards to the PN thereafter.  The charge in the current period is in respect of a new PN issued of $675,888.

Other income (expense), net

We have other income of $86,793 and $7,653 for the six months ended December 31, 2023, and 2022. The increase in other income mainly due to unrealized foreign exchange gain of $81,864.

Net loss

As a result of the above factors, the Company incurred a net loss of $1,075,799 and $3,516,672 for the six months ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the six months ended December 31, 2023 and 2022.

Cash Flow Date	December 31, 2023	December 31, 2022

Net Cash (Used in) operating activities	$(825,634)	$(990,787)
Net Cash (Used in) investing activities	(1,403)	(445,326)
Net Cash Provided by financing activities	1,641,441	1,391,098
Effect of exchange rate fluctuation on cash and cash equivalents	(86,533)	(10,342)
Net increase (decrease) in cash and cash equivalents	727,871	(55,357)
Cash and cash equivalents, beginning of period	200,409	418,917
Cash and cash equivalents, ending of period	$928,280	$363,560

Net Cash (Used in) Operating Activities

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of right of use assets and stock-based compensation, impairment on receivables and the effects of changes in operating assets and liabilities. The decrease in cash used in operating activities for the six months ended December 31, 2023, as compared to 2022 was primarily due to lower net loss adjusted for depreciation expenses and the increase of inventories.

In the operation analysis, the net cash used in operating activities decreased from $990,787 to $825,634.  The operation loss of $1,075,799 was partially offset by the noncash expenses such as $207,586 in depreciation, $51,429 in amortization, $44,274 in share-based compensation, $49,490 in interest expenses on promissory notes, $23,925 in lease interest expense, $32,186 in impairment of receivables and $21,512 from deposit on acquisition of subsidiary written off. In the operating assets and liabilities, the net increase in current assets resulted from an increase of other receivables, deposits and prepayments of $33,526, an increase in inventories held of $132,718 and a decrease in accounts receivables of $735.  The net increase in current liabilities resulted from $19,577 increase in advances from related parties, $39,864 decrease in accrued liabilities and other payables and $21,218 increase in accounts payable. The final result of the cash flow used in operating activities was $825,634.

Net Cash (Used in) Investing Activities

The net cash used in investing activities resulted from purchase of property, plant and equipment of $1,403 for the six months ended December 31, 2023.

Net Cash Provided by Financing Activities

The net cash provided by financing activities of $1,641,441 resulted from proceeds from shares issued of $1,541,828, advances from related parties of $55,375 and advances from other payables of $164,359 set off partially by repayment of bank loan of $29,561, repayments to lease liabilities and related interests for the six months ended December 31, 2023, of $66,635 and $23,925 respectively.

The cash flow situation will not allow for operations in the coming next 12 months to continue by self-generated cash provided from operating activities. The Company needs to increase cash flow supplies with a long term plan until the Company makes sustainable profits and has a positive cash flow. Otherwise, loans from related parties may be a temporary solution, although we have no written loan agreements. There is no guarantee that we will be able to secure adequate financing. If we fail to secure sufficient funds, our business activities may be curtailed, or we may cease to operate.

Working Capital

As of December 31, 2023 and June 30, 2023, we had cash and cash equivalent of $928,280 and $200,409, respectively. As of December 31, 2023 and June 30, 2023, we have incurred accumulated operating losses of $11,368,229 and $10,292,430, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). During the 2023, the Company has been undertaking tremendous changes and expansion which rendered the management to re-consider the availability of more management talents and professional staff to meet the enlargement in operation under the coming acquisition and expansion move. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

As of December 31, 2023 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During the 2023, the Company has been undertaking tremendous enlargement and expansion which rendered the management to re-consider the available of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by four individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2023.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

______________

101*

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2023, and June 30, 2023, (ii) Condensed Statements of Operations for the three and six months ended December 31, 2023 and 2022, (iii) Condensed Statements of Cash Flows for the six months ended December 31, 2023 and 2022, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: February 21, 2024	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer
(Principal Executive Officer)

