Form 10-Q
period 2024-03-31
VERDE RESOURCES, INC.
filed 2024-05-20
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024 there were 1,199,063,175 shares of the issuer’s Common Stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including our Current Report on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission on October 16, 2023 and February 15, 2024 respectively.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2024 are not necessarily indicative of the results that can be expected for the year ended June 30, 2024.

VERDE RESOURCES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2024

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2024	June 30, 2023
ASSETS		(audited)
Current assets:
Cash and cash equivalents	$567,396	$200,409
Accounts receivable	9,289	12,071
Inventories	232,530	96,036
Amount due from related party	100	100
Advance to supplier	177,200	177,200
Prepayments	265,737	375,680
Other receivables and deposits	14,701	26,436

Total current assets	1,266,953	887,932

Non-current assets:
Property, plant and equipment, net	3,763,068	4,009,090
Right of use assets, net	540,745	633,109
Intangible assets	33,156,011	33,191,991
Security deposit	80,000	80,000
Deposit paid for acquisition of subsidiaries	-	21,423

Total non-current assets	37,539,824	37,935,613

TOTAL ASSETS	$38,806,777	$38,823,545

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207,257	$73,171
Accrued liabilities and other payables	601,546	640,769
Finance lease liabilities	183,314	172,184
Operating lease liability	23,782	20,768
Bank loan	211,440	191,000
Amount due to director	4,497	9,660
Amounts due to related parties	317,332	369,729

Total current liabilities	1,549,168	1,477,281

Non-current liabilities:
Finance lease liabilities	565,264	608,455
Operating lease liability	11,249	29,483
Promissory notes	563,581	487,790

Total non-current liabilities	1,140,094	1,125,728

TOTAL LIABILITIES	2,689,262	2,603,009

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,193,126,346 and 1,176,200,278 shares issued and outstanding as of March 31, 2024 and June 30, 2023	1,193,127	1,176,200
Common stock, $0.001 par value; 3,376,352 and 0 shares to be issued as of March 31, 2024 and June 30, 2023	3,376	-
Common stock, $0.001 par value; 375,000 and 0 shares to be cancelled as of March 31, 2024 and June 30, 2023	(375)	-
Additional paid-in capital	47,225,252	45,415,958
Accumulated other comprehensive income	(69,864)	(79,192)
Accumulated deficit	(12,234,001)	(10,292,430)
Stockholders’ equity	36,117,515	36,220,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,806,777	$38,823,545

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended March 31,		Nine Months ended March 31,
	2024	2023	2024	2023

Revenue	$79	$10,690	$7,853	$94,921

Cost of revenue	(264)	(44,308)	(7,012)	(123,903)

Gross (loss)/profit	(185)	(33,618)	841	(28,982)

Operating expenses:
Selling, general and administrative	(754,623)	(816,089)	(1,867,418)	(2,381,155)
Total operating expenses	(754,623)	(816,089)	(1,867,418)	(2,381,155)

LOSS FROM OPERATION	(754,808)	(849,707)	(1,866,577)	(2,410,137)

Other (expense) income:
Interest expense	(45,180)	(13,549)	(130,103)	(1,893,209)
Rental income	15,896	15,896	49,996	39,117
Other (expense) income	(81,680)	194,917	5,113	196,514
Total other (expense) income, net	(110,964)	197,264	(74,994)	(1,657,578)

LOSS BEFORE INCOME TAXES	(865,772)	(652,443)	(1,941,571)	(4,067,715)

Income tax expense	-	-	-	-

Loss from continuing operation	(865,772)	(652,443)	(1,941,571)	(4,067,715)
Loss from discontinued operation	-	(55,884)	-	(157,284)
NET LOSS	(865,772)	(708,327)	(1,941,571)	(4,224,999)

Other comprehensive income (loss) :
– Foreign currency adjustment income	16,064	154,912	9,328	143,544

COMPREHENSIVE LOSS	$(849,708)	$(553,415)	$(1,932,243)	$(4,081,455)

Net loss per share
– Basic	$0.00	$0.00	$0.00	$0.00
– Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average Common Shares outstanding
– Basic	1,184,245,979	967,932,561	1,184,245,979	967,932,561
– Diluted	1,184,245,979	979,305,136	1,184,245,979	979,305,136

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine Months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,941,571)	$(4,224,999)

Adjustments to reconcile net loss to net cash (used in) operating activities
Depreciation of property, plant and equipment	312,056	177,074
Amortization	77,144	98,954
Stock-based compensation	78,726	448,123
Finance cost interest element of promissory notes (non-cash)	75,791	1,870,972
Lease interest expense	35,137	22,237
Fair value adjustment on convertible promissory note	-	(194,865)
Deposit paid for acquisition of subsidiary written off	21,376	-
Impairment on trade receivables	2,056	-
Impairment on other receivables	29,926	-
Gain on disposal of property, plant and equipment	-	(600)
Changes in operating assets and liabilities:
Accounts receivable	661	7,196
Other receivables, deposits and prepayments	(29,130)	(96,124)
Inventories	(137,647)	(10,600)
Accounts payables	134,827	25,970
Accrued liabilities and other payables	(37,118)	183,312
Advanced to director	(5,163)	(5,761)
Advanced from related parties	20,102	165,792
Net cash used in operating activities	(1,362,827)	(1,533,319)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	-	23,000
Proceed from disposal of discontinued operation, net	-	107,824
Payments of deposit for acquisition of subsidiary company	-	(22,609)
Net cash flows on acquisition of subsidiary company	-	1,140
Purchase of property, plant and equipment	(16,621)	(473,895)
Net cash used in investing activities	(16,621)	(364,540)

Cash flows from financing activities:
Repayments to lease liabilities	(101,719)	(56,356)
Drawdown of bank loan	50,000	150,000
Repayment of bank loan	(29,560)	(50,000)
Lease interest paid	(35,137)	(22,237)
Advanced from related parties	55,375	-
Advanced from other payables	136,837	-
Proceeds from issuance of common stock and common stock to be issued	1,661,379	1,556,280
Net cash provided by financing activities	1,681,800	1,577,687

Net change in cash and cash equivalent	302,352	(320,172)

Foreign currency translation adjustment	64,635	142,626

Net change in cash and cash equivalents	366,987	(177,546)

BEGINNING OF PERIOD	200,409	418,917

END OF PERIOD	$567,396	$241,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	No. of Shares	Common shares Stock	Shares to be issued Amount	Shares to be cancelled Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated losses	Total stockholders’ equity

Balance as of July 1, 2023	1,176,200,278	$1,176,200	$-	$-	$45,415,958	$(79,192)	$(10,292,430)	$36,220,536

Shares to be issued to service provider	1,000,000	-	1,000	-	133,000	-	-	134,000
Shares issued for private placement	16,170,513	16,171	-	-	1,475,657	-	-	1,491,828
Common stock subject to forfeiture	(879,924)	-	-	(880)	(175,105)	-	-	(175,985)
Shares to be issued for private placement	555,555	-	556	-	49,445	-	-	50,001
Net loss for the period	-	-	-	-	-	-	(1,075,799)	(1,075,799)
Foreign currency translation adjustment	-	-	-	-	-	(6,736)	-	(6,736)

Balance as of December 31,2023	1,193,046,422	$1,192,371	$1,556	$(880)	$46,898,955	$(85,928)	$(11,368,229)	$36,637,845

Shares issued for previously committed private placement	-	556	(556)	-	-	-	-	-
Shares previously committed issued to service provider	-	1,000	(1,000)	-	-	-	-	-
Shares to be issued for private placement	3,081,276	-	3,081	-	326,297	-	-	329,378
Shares cancelled	(295,076)	(800)	-	505	-	-	-	(295)
Shares to be issued to service provider	295,076		295	-	-	-		295
Net loss for the period	-	-	-	-	-	-	(865,772)	(865,772)
Foreign currency translation adjustment	-	-	-	-	-	16,064	-	16,064

Balance as of March 31, 2024	1,196,127,698	$1,193,127	$3,376	$(375)	$47,225,252	$(69,864)	$(12,234,001)	$36,117,515

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock shares	Common Stock Amount	Shares to be issued Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated losses	Accumulated other comprehensive income of disposal group held for sale	Total stockholders’ equity

Balance as of July 1, 2022	819,188,055	$819,188	$-	$22,945,190	$742,459	$(10,357,920)	$-	$14,148,917

Share issued to service provider	5,315,000	5,315	-	870,185	-	-	-	875,500
Shares issued for private placement	15,931,210	15,931	-	1,381,349	-	-	-	1,397,280
Shares issued for conversion of promissory note (“PN”)	333,142,389	333,142	-	20,021,858	-	-	-	20,355,000
Fair value adjustment on conversion of PN	-	-	-	-	-	4,064,450	-	4,064,450
Net loss for the period	-	-	-	-	-	(3,516,672)	-	(3,516,672)
Foreign currency translation adjustment	-	-	-	-	(11,368)	-	-	(11,368)

Balance as of December 31,2022	1,173,576,654	$1,173,576	$-	$45,218,582	$731,091	$(9,810,142)	$-	$37,313,107

Shares issued to service provider	714,285	715	-	49,285	-	-	-	50,000
Shares to be issued for private placement	1,717,032	-	1,717	128,283	-	-	-	130,000
Net loss for the period	-	-	-	-	-	(708,327)	-	(708,327)
Foreign currency translation adjustment	-	-	-	-	154,912	-	-	154,912
Reclassification arising from disposal group held for sale	-	-	-	-	(811,346)	-	811,346	-

Balance as of March 31, 2023	1,176,007,971	$1,174,291	$1,717	$45,396,150	$74,657	$(10,518,469)	$811,346	$36,939,692

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023

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

As of March 31, 2024, the Company has the following subsidiaries:-

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

In the opinion of management, the condensed consolidated balance sheet as of June 30, 2023 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2024 or for any future period.

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

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $567,396 and $200,409 in cash and cash equivalents at March 31, 2024 and June 30, 2023.

At March 31, 2024 and June 30, 2023, cash and cash equivalents consisted of bank deposits and petty cash on hands.

•	Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of March 31, 2024 and June 30, 2023, the longest credit term for certain customers are 60 days.

For the three and nine months ended March 31, 2024, the allowance for doubtful debts for accounts receivables amounted to $0 and $2,056 respectively, and for other receivables amounted to $0 and $29,926, respectively. For the corresponding periods of March 31, 2023, the allowance for doubtful debts was $0.

•	Expected Credit Loss

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. Using this methodology will result in earlier recognition of losses than under the previous incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. The Company adopted the new standard effective July 1, 2023, the first day of the Company’s fiscal year and applied to accounts receivable and other financial instruments. The adoption of this guidance did not materially impact the net earning and financial position and has no impact on the cash flows.

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

As of March 31, 2024 and June 30, 2023, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

•	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Land and buildings	3-27.5 years
Plant and machinery	5-10 years
Office equipment	3 years
Computer	5 years
Motor vehicles	5 years
Furniture and fittings	5 years
Renovation	10 years

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

Depreciation expense for the three months ended March 31, 2024 and 2023 totaled $104,358 and $97,167, respectively.

Depreciation expense for the nine months ended March 31, 2024 and 2023 were $312,056 and $177,074, respectively.

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

As of March 31, 2024 and June 30, 2023, the Company did not record an impairment on the intangible assets.

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

There has been no impairment charge for the three and nine months ended March 31, 2024 and 2023.

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

The Company recognized no impairment of ROU assets as of March 31, 2024 and June 30, 2023.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the unaudited condensed consolidated balance sheets at March 31, 2024 and June 30, 2023.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three and nine months ended March 31, 2024 and 2023.

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

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	March 31, 2024	March 31, 2023
Period-end MYR:US$ exchange rate	0.21166	0.22609
Average period MYR:US$ exchange rate	0.21376	0.22328

•	Comprehensive Income

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

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and non-employee including employee stock options, restricted stock units, and stock appreciation rights are based on estimated fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

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

During the period ended March 31, 2024, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s unaudited condensed consolidated financial statements.

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

The Company has generated recurring losses and suffered from an accumulated deficit of $12,234,001 at March 31, 2024.

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

In the period ended March 31, 2023, the business segment included the following, which has since been disposed:

(i)	Gold mineral mining.

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three and nine months ended March 31, 2024 and 2023:

	Three Months ended March 31, 2024
	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$95	$-	$-	$(16)	$79
Cost of revenue	-	(3)	-	-	(261)	(264)
Gross profit/(loss)	-	92	-	-	(277)	(185)
Selling, general & administrative expenses	-	(518,017)	(42,422)	1,073	(195,257)	(754,623)
Loss from operations	-	(517,925)	(42,422)	1,073	(195,534)	(754,808)
Interest expense	-	(15,513)	-	-	(29,667)	(45,180)
Rental income	-	-	15,896	-	-	15,896
Other income	-	213	-	-	(81,893)	(81,680)
Loss before income tax	-	(533,225)	(26,526)	1,073	(307,094)	(865,772)
Income tax	-	-	-	-	-	-
Net loss	$-	$(533,225)	$(26,526)	$1,073	$(307,094)	(865,772)

Total assets at March 31, 2024	$194,008	$6,144,099	$1,210,309	$30,193,301	$1,065,060	$38,806,777

	Three Months ended March 31, 2023
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$-	$10,215	$-	$-	$475	$10,690
Cost of revenue	-	-	(44,129)	-	-	(179)	(44,308)
Gross (loss) profit	-	-	(33,914)	-	-	296	(33,618)
Selling, general & administrative expenses	-	(300)	(371,146)	(47,630)	(8,282)	(388,731)	(816,089)
Loss from operations	-	(300)	(405,060)	(47,630)	(8,282)	(388,435)	(849,707)
Interest expenses	-	-	(13,549)	-	-	-	(13,549)
Rental income	-	-	-	15,896	-	-	15,896
Other income	-	-	42	-	-	194,875	194,917
Loss before income tax	-	(300)	(418,567)	(31,734)	(8,282)	(193,560)	(652,443)
Income tax	-	-	-	-	-	-	-
Loss from continuing operation	-	(300)	(418,567)	(31,734)	(8,282)	(193,560)	(652,443)
Loss from discontinued operation	(55,884)	-	-	-	-	-	(55,884)
Net loss	$(55,884)	$(300)	$(418,567)	$(31,734)	(8,282)	$(193,560)	$(708,327)

Total assets as March 31, 2023	$19,570	$315,929	$1,519,462	$1,245,906	$30,195,135	5,950,122	$39,246,124

	Nine Months ended March 31, 2024
	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$2,898	$-	$-	$4,955	$7,853
Cost of revenue	-	(2,454)	-	-	(4,558)	(7,012)
Gross profit	-	444	-	-	397	841
Selling, general & administrative expenses	(120)	(1,373,025)	(86,371)	(4,158)	(403,744)	(1,867,418)
Loss from operations	(120)	(1,372,581)	(86,371)	(4,158)	(403,347)	(1,866,577)
Interest expense	-	(44,141)	-	-	(85,962)	(130,103)
Rental income	-	-	49,996	-	-	49,996
Other income	-	624	-	-	4,489	5,113
Loss before income tax	(120)	(1,416,098)	(36,375)	(4,158)	(484,820)	(1,941,571)
Income tax	-	-	-	-	-	-
Net loss	$(120)	$(1,416,098)	$(36,375)	$(4,158)	$(484,820)	(1,941,571)

Total assets at March 31, 2024	$194,008	$6,144,099	$1,210,309	$30,193,301	$1,065,060	$38,806,777

	Nine Months ended March 31, 2023
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$-	$89,480	$-	$-	$5,441	$94,921
Cost of revenue	-	-	(122,758)	-	-	(1,145)	(123,903)
Gross (loss) profit	-	-	(33,278)	-	-	4,296	(28,982)
Selling, general & administrative expenses	-	(2,875)	(1,373,555)	(134,880)	(8,935)	(860,910)	(2,381,155)
Loss from operations	-	(2,875)	(1,406,833)	(134,880)	(8,935)	(856,614)	(2,410,137)
Interest expenses	-	-	(22,237)	-	-	(1,870,972)	(1,893,209)
Rental income	-	-	-	39,117	-	-	39,117
Other income	-	-	678	-	-	195,836	196,514
Loss before income tax	-	(2,875)	(1,428,392)	(95,763)	(8,935)	(2,531,750)	(4,067,715)
Income tax	-	-	-	-	-	-	-
Loss from continuing operation	-	(2,875)	(1,428,392)	(95,763)	(8,935)	(2,531,750)	(4,067,715)
Loss from discontinued operation	(157,284)	-	-	-	-	-	(157,284)
Net loss	$(157,284)	$(2,875)	$(1,428,392)	(95,763)	(8,935)	$(2,531,750)	$(4,224,999)

Total assets as March 31, 2023	$19,570	$315,929	$1,519,462	$1,245,906	$30,195,135	5,950,122	$39,246,124

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended March 31,		Nine Months ended March 31,
	2024	2023	2024	2023

Malaysia	$79	$4,045	$7,853	$26,278
United States	-	6,645	-	68,643
	$79	$10,690	$7,853	$94,921

NOTE 5 – INVENTORIES

 Inventories as of March 31, 2024 and June 30, 2023 consisted of the following:

	March 31, 2024	June 30, 2023

Finished goods	$230,124	$93,583
Raw materials	2,406	2,453
	$232,530	$96,036

NOTE 6 – ADVANCE TO SUPPLIER

This represents advance to a supplier for the supply of THC-free cannabinoid (CBD) products pursuant to an agreement dated July 7, 2021 and are secured by a security deposit with legally enforceable right to recover.

NOTE 7 – OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivable, deposits and prepayments as of March 31, 2024 and June 30, 2023 consisted of the following:

	March 31, 2024	June 30, 2023

Deposits	$13,728	$16,795
Other receivables	30,899	9,641
	$44,627	$26,436
Less: impairment on other receivables	(29,926)	-
Other receivables and deposits, net	$14,701	$26,436
Prepayments	265,737	375,680
	$280,438	$402,116

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

A summary of property and equipment at March 31, 2024 and June 30, 2023 is as follows:

	March 31, 2024	June 30, 2023

Land and building	$1,258,360	$1,258,360
Plant and machinery	2,289,794	2,291,794
Office equipment	6,168	6,168
Computer	13,895	5,415
Motor vehicles	777,457	708,051
Furniture and fittings	16,354	12,935
Renovation	4,424	-
	4,366,452	4,282,653
Less: accumulated depreciation	(583,139)	(273,757)
Foreign exchange adjustment	(20,245)	194
	$3,763,068	$4,009,090

Depreciation expense for the three months ended March 31, 2024 and 2023 totaled $104,358 and $97,167, respectively.

Depreciation expense for the nine months ended March 31, 2024 and 2023 totaled $312,056 and $177,074, respectively.

Land and building with the net carrying value of $707,358 at March 31, 2024 and $723,981 at June 30, 2023 were pledged to a financial institution for facilities granted.

Plant and machinery and motor vehicles with carrying values of $256,091 and $549,157 at March 31, 2024 ($295,701 and $553,674 at June 30, 2023) are acquired under financing arrangements.

NOTE 9 –INTANGIBLE ASSETS

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

NOTE 10 – DEPOSITS PAID

At March 31, 2024 and June 30, 2023, deposits consist of the following:

	March 31, 2024	June 30, 2023
Deposits paid for acquisition of subsidiaries
- Vata VM Synergy (M) Sdn Bhd (“VATA”) (#1)	$-	$21,423

Security deposit
- Factory site (#2)	$80,000	$80,000

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

The SSA, however, has since been terminated on the basis of non-disclosure of material information by the vendor, and the deposits written off during the nine months ended March 31, 2024.

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

NOTE 11 - MINING RIGHT

A lump sum payment of MYR260,500 ($62,260) had been made for a mining right over a period of 2 years up to June 13, 2023. The mining right was amortized on a straight-line basis over the term of the right. Nevertheless, on April 20, 2023, the subsidiary, CSB, to whom the right belongs, was disposed.

The table below presents the movement of the right as recorded on the balance sheets.

	Nine months ended March 31, 2024	Year Ended June 30, 2023
Balance as at July 1, 2023 and July 1, 2022	$-	$27,088
Amortization charge for the period / year	-	(21,832)
Foreign exchange adjustment	-	(363)
Disposal of subsidiary	-	(4,893)
Balance as of March 31, 2024 and June 30, 2023	$-	$-

Amortization charge of mining right was $0 and $7,418 for the three months ended March 31, 2024 and 2023, respectively.

Amortization charge of mining right was $0 and $21,812 for the nine months ended March 31, 2024 and 2023, respectively.

NOTE 12 – BANK LOAN

The bank loan represents a rolling facility to a maximum principal of $250,000 and is secured by deed of trusts from VRDR and a subsidiary who act as guarantors for the performance of debts.  The interest on loan is fixed at 5.25%. per annum.

For the three and nine months ended March 31, 2024, the interest expense amounted to $4,301 and $9,004 respectively, and for the corresponding period ended March 31, 2023, the interest expense amounted to $1,151 and $1,151 respectively.

NOTE 13 – AMOUNTS DUE TO RELATED PARTIES

The following breakdown of the balances due to related parties, consisted of:-

	March 31, 2024	June 30, 2023

Amount due to related parties
Borneo Oil Corporation Sdn (“BOC”) (#1)	$67,314	$57,125
Borneo Oil Berhad (“BOB”) (#1)	3,007	70,711
Taipan International Limited (#2)	119,153	119,153
Borneo Energy Sdn Bhd (#1)	14,596	14,770
Victoria Capital Sdn Bhd (#3)	113,262	107,970
	$317,332	$369,729

Amount due to director
Mr. Jack Wong (#4)	$4,497	$9,660

(#1) Borneo Energy Sdn Bhd is a wholly owned subsidiary of Borneo Oil Corporation Sdn Bhd (“BOC”) and BOC is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.2% of the Company’s issued and outstanding common stock as of March 31, 2024). The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#2) Taipan International Limited who, pursuant to the disposal of BRL to the Company, became one of the shareholders of the Company and held 32.9% of the Company’s issued and outstanding Common Stock as of March 31, 2024. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#3) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company, and held 0.2% of the Company’s issued and outstanding Common Stock as of March 31, 2024. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#4) Mr. Jack Wong is the Chief Executive of the Company effective October 1, 2022. Further, effective March 30, 2023, Mr. Jack Wong was re-appointed Director of the Company for a one (1) year term.

NOTE 14 – PROMISSORY NOTES

	March 31, 2024	June 30, 2023

Promissory Notes (#1)	$-	$-
Promissory Notes (#2) – related party	563,581	487,790
	$563,581	$487,790

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	March 31,	June 30,
	2024	2023
Balance at the beginning of period or year	$487,790	$18,484,028
Promissory notes issued to related party at fair value (#2)	-	481,023
Interest expense #1	-	1,870,972
Interest expense #2	75,791	6,767
Converted to Company’s restricted Common Stock (#1)	-	(20,355,000)
Balance at the end of period or year	$563,581	$487,790

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

The Company recorded accretion of liability on promissory notes of $26,301 and $0 and presented as interest expense on promissory notes for the three months ended March 31, 2024 and 2023, respectively. Interest on promissory notes at 2% were $3,366 and $0 for the three months ended March 31, 2024 and 2023 respectively.

The Company recorded accretion of liability on promissory notes of $75,791 and $1,870,972 and presented as interest expense on promissory notes for the nine months ended March 31, 2024 and 2023, respectively. Interest on promissory notes at 2% were $10,171 and $0 for the nine months ended March 31, 2024 and 2023 respectively.

NOTE 15 - LEASES

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	March 31, 2024	June 30, 2023

Assets
Right-of-use asset (#1)	$720,000	$720,000
Right-of-use asset (#2)	64,910	64,910
Total RoU assets	$784,910	$784,910
Less: Amortisation	(244,165)	(151,801)
	$540,745	$633,109

Liabilities
Current:
Operating lease liabilities	$23,782	$20,768
Finance lease liabilities	183,314	172,184
	207,096	192,952

Non-current:
Operating lease liabilities	11,249	29,483
Finance lease liabilities	565,264	608,455
	576,513	637,938

Total lease liabilities	$783,609	$830,890

As of March 31, 2024, right-of-use assets were $540,745 and lease liabilities were $783,609.

As of June 30, 2023, right-of-use assets were $633,109 and lease liabilities were $830,890.

For the three months ended March 31, 2024 and 2023, the amortization charge on right-of use assets was $31,017 and $30,141, respectively.

For the nine months ended March 31, 2024 and 2023, the amortization charge on right-of-use assets was $92,364and $87,169, respectively.

(#1) This leasing arrangement for the lease of the Segama factory amounting to $720,000 is for a lease term of seven (7) years and included an exclusive right and option to purchase the factory site, together with all its right title and interest, for a consideration to be mutually agreed between the parties at any time during the period of two years from the date of the Lease Agreement ended March 1, 2024. The option was not exercised and has lapsed.

There are no corresponding lease liabilities recorded as the lease payments for the entire lease period has been paid upfront upon inception of the agreement.

(#2) This leasing arrangement as stated at fair value above is for the lease of an executive vehicle with a total liability of $84,718 and for a lease term of three (3) years ending September 30, 2025.  The lease arrangement includes an option to purchase the said vehicle at an agreed consideration of $57,087 (“Purchase Price”) as stated in the Lease Agreement. The Company’s lease agreements do not contain any material restrictive covenants.

The accretion of lease liability for the three and nine months ending March 31, 2024, were $1,756 and $5,960, respectively and for the three and nine months ended March 31, 2023 were $2,633 and $6,445, respectively.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the periods.

	Nine Months ended March 31,
	2024	2023

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$35,137	$22,237

Operating lease cost:
Operating lease expense (per ASC 842)	98,324	93,614

Total lease expense	$133,461	$115,851

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

Future Contractual Lease Payments as of March 31, 2024

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and thereafter ending March 31:

Years ending March 31,	Operating and finance lease amount

2025	$217,099
2026	200,626
2027	188,860
2028	139,475
2029	98,758
Thereafter	71,456

Total minimum lease liabilities payment	916,274
Less: interest	(132,665)
Present value of lease liabilities	$783,609

Representing:-
Current liabilities	$207,096
Non-current liabilities	576,513
$783,609

NOTE 16 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 Common Shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each Common Share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no preferred shares outstanding as of March 31, 2024 and June 30, 2023.

Common Stock outstanding

On September 8, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) entered into a Service and Stock Cancellation Agreement with Steven Sorhus to cancel the Services Agreement dated December 1, 2022.  Pursuant to the Service Agreement, 300,000 restricted common shares were issued at $0.20 on December 31, 2022 totaling $60,000.  With the Service and Stock Cancellation Agreement, these shares were to be cancelled and subsequently 128,409 restricted common shares were to be re-issued at the same price for services rendered till cancellation.  Whilst the cancellation has taken place, the shares remain to be re-issued as of March 31, 2024

On September 8, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) entered into a Service and Stock Cancellation Agreement with EMGTA LLC to cancel the Services Agreement dated December 1, 2022, including the cancellation of 375,000 restricted common shares issued at $0.20 on December 31, 2022 totaling $75,000 as consideration for certain services. The cancellation is still in process.

On September 12, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) entered into a Service and Stock Cancellation Agreement with YM Tengku Chanela Jamidah YAM Tengku Ibrahim to cancel the Services Agreement dated November 30, 2022.  Pursuant to the Service Agreement, 500,000 restricted common shares were issued at $0.20 on December 31, 2022 totaling $100,000.  With the Service and Stock Cancellation Agreement, these shares were to be cancelled and subsequently 166,667 restricted common shares were to be re-issued at the same price.  Whilst the cancellation has taken place, the shares remain to be re-issued as of March 31, 2024.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) on or before January 31, 2024. The term of the Agreement will remain effective until December 31, 2025 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. On January 31, 2024, the Company issued 1,000,000 restricted common shares to Donald R. Fosnacht.

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

On February 26, 2024, the Company issued 555,555 restricted Common Shares for $50,000 at $0.09 per share to one US shareholder.

Not considering the commitment to issue and cancel shares as above, there were 1,193,126,346 and 1,176,200,278 shares of common stock issued and outstanding as of March 31, 2024 and June 30, 2023 respectively.

As of March 31, 2024 and June 30, 2023, the common stock subscribed but yet to be issued amounted to 3,376,352 and 0 shares of common stock respectively.

As of March 31, 2024 and June 30, 2023, 375,000 and 0 common stock are pending to be cancelled.

The Company has no stock option plan, warrants, or other dilutive securities issued during the period.

NOTE 17 - INCOME TAX For the nine months ended March 31, 2024 and 2023, the local (“United States of America”) and foreign components incurred loss before income taxes as follows:

	Nine Months ended March 31,
	2024	2023

Tax jurisdiction from:
- Local (US regime)	$(1,371,353)	$(3,344,881)
- Foreign, including
British Virgin Island	(142,616)	(338,002)
Malaysia	(423,444)	(375,897)
Labuan, Malaysia	(4,158)	(8,935)

Loss before income taxes	$(1,941,571)	$(4,067,715)

The provision for income taxes consisted of the following:

Nine Months ended March 31,
	2024	2023

Current tax:
- Local	$-	$-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

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

The Company has provided for a full valuation allowance against the deferred tax assets of $1,297,756 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $6,179,789 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018 are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely.  However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the nine months ended March 31, 2024 and 2023, there were no operating income under US tax regime.

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

The operation in Malaysia incurred $748,529 of cumulative net operating losses as of March 31, 2024, which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $179,647 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Nine Months ended March 31,
	2024	2023

Loss before income taxes	$(423,444)	$(375,897)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(101,627)	(90,215)
Non-deductible items	39,148	9,850
Operating losses unable to carried forward	998	2,144
Valuation allowance	61,481	78,221
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	March 31, 2024	June 30, 2023

Deferred tax assets:
Net operating loss carryforwards, from
US tax regime	$1,297,756	$962,630
Malaysia tax regime	179,647	1,380,182
Less: valuation allowance	(1,477,403)	(2,342,812)
Deferred tax assets, net	$-	$-

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

NOTE 18 - RELATED PARTY TRANSACTIONS

	Nine Months ended
	March 31,
	2024	2023
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#1)	$4,083	$12,305
Rental income:
Mr. Jack Wong (#3)	$43,846	$32,967
Site expenses:
Warisan Khidmat Sdn Bhd (#4)	$-	$9,831
Professional services provided by:
Warisan Khidmat Sdn Bhd (#4)	$13,467	$14,067
Interest expense payable to:
BOC (#2)	$10,171	$-

Related party balances:
	As of
	March 31, 2024	June 30, 2023
Advanced from related parties
BOC (#2)	$67,314	$57,125
Borneo Oil Berhad (“BOB”) (#1)	$3,007	$70,711
Borneo Energy Sdn Bhd (#1)	$14,596	$14,770
Taipan International Limited (#5)	$119,153	$119,153
Victoria Capital Sdn Bhd (#6)	$113,262	$107,970

Trade payables
Warisan Khidmat Sdn Bhd (#4)	$1,482	$-
BOC (#2)	$461	$467
J. Ambrose & Partners (#7)	$714	$724

Advanced to related party
Vetrolysis Limited (#8)	$100	$100

Trade receivable
Borneo Eco Food Sdn Bhd (#1)	$1,503	$901
J. Ambrose & Partners (#7)	$250	$253

Other payables
J. Ambrose & Partners (#7)	$49,096	$48,650
SB Supplies & Logistic Sdn Bhd (#1)	$5,926	$5,998

Promissory notes issued to related party
BOC (#2)	$563,581	$487,790

(#1) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn Bhd and SB Supplies & Logistic Sdn Bhd, and held 13.2% of the Company’s issued and outstanding common stock as of March 31, 2024.

(#2) Borneo Oil Corporation Sdn Bhd (“BOC”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.2% of the Company’s issued and outstanding common stock as of March 31, 2024). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#3) Mr. Jack Wong is the Chief Executive of the Company effective October 1, 2022. By Waiver and Consent of Shareholders, Mr. Jack Wong was re-elected Director of the Company, effective March 30, 2024.

(#4) Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by a Director of Verde Malaysia.

(#5) Taipan International Limited is one of the shareholders of the Company, and held 32.9% of the Company’s issued and outstanding Common Stock as of March 31, 2024.

(#6) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company and held 0.2% of the Company’s issued and outstanding Common Stock as of March 31, 2024.

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

 NOTE 19 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended March 31, 2024 and 2023, there was no single customer whose revenue exceeded 10% of the revenue.

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

(d) Liquidity risk

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

NOTE 20 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the nine months ended March 31, 2024, and 2023, $11,057 and $22,335 contributions were made accordingly.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Future commitments with regards to repayment of Promissory Note and lease liabilities are disclosed in Notes 14 and 15 respectively.

Apart from the above, as of March 31, 2024, the Company had the following capital commitment:

a) commitment to re-issue restricted Common Shares to the following service provider for services performed pursuant to the Service Agreements signed and Service and Stock Cancellation Agreement as disclosed in Note 16:

Number of shares to be issued

YM Tengku Chanela Jamidah YAM Tengku Ibrahim	166,667
Steven Sorhus	128,409
295,076

b) commitment to repay Promissory Notes with the face value (principal) amount of $675,888, bearing 2% coupon interest by May 12, 2025 in cash or by issuance of the Company’s restricted Common Shares priced at $0.07 per share as disclosed in Note 14.

c) commitment to cancel 375,000 restricted common shares pursuant to the Service Agreement signed and Service and Stock Cancellation Agreement as disclosed in Note 16.

d) commitment to issue restricted Common Shares, comprising of 2,881,274 restricted Common Shares at $0.108 per share to four non-US shareholders  and 200,000 restricted Common Shares at $0.091 per share to one US shareholders  for the settlement of $329,378 advances made to the Company..

As of March 31, 2024, the Company has no material contingencies.

NOTE 22 - SUBSEQUENT EVENTS

On April 12, 2024, shares that were committed to be issued as of March 31, 2024 were fully settled by way of issuance of 2,881,274 restricted Common Shares at $0.108 per share to four non-US shareholders in settlement of $311,178 subscription amounts paid, and issuance of 200,000 restricted Common Shares on April 15, 2024 at $0.091 per share to one US shareholder in settlement of $18,200 subscription amount paid.

On April 15, 2024, the Company further issued a total of 2,855,555 restricted Common Shares to four US shareholders, in which 2,300,000 restricted Common Shares were issued at $0.10 per share to two US shareholders, and 555,555 restricted Common Shares were issued at $0.09 per share to one US shareholder.

On April 20, 2024, the Company entered into two Services Agreements (the “Agreements”) with Dr. Nam Tran and Dr. Raymond Powell to engage them as National Implementation Experts for its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the Agreements. Under the Agreements, the Company will pay Dr. Nam Tran and Dr. Raymond Powell each by the issuance of 3,000,000 shares of the Company’s restricted Common Shares in three tranches of 1,000,000 shares each on or before July 31, 2024, October 31, 2025 and October 31, 2026 respectively. The term of the Agreements will remain effective until April 30, 2027 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated.

On May 14, 2024, the Company entered into a Heads of Agreement (the “HOA”) with Zym-Tec Technologies Limited (“ZT”), granting the Company (i) the right to form a collaboration entity (“Collaboration”) to further develop ZT’s aforementioned technologies by incorporating Biochar as a carbon input for use in the road infrastructure and construction industry (the “Products”) and (ii) the Master Licensing Rights for the USA Territory for ZT’s patented technologies to the Collaboration entity, including Soil Stabilization, Reclaimed Asphalt Pavement (RAP), wearing course materials, concrete, other building material products. This Collaboration aims to generate Carbon Removal Credits through the use of biochar and create new net-zero or carbon net-negative IP products that are higher performing, more durable, sustainable, and cost-effective. These new IPs will be co-owned equally by the Company and ZT. In consideration of the Collaboration, the Company and ZT will establish a new Special Purpose Vehicle (the "SPV") to be equally held by both parties. The SPV will be responsible for executing the new VERDE-ZymTec Net-Zero and Carbon-Negative Technologies and Building Material Products. The Company and ZT will integrate the collaborative activities into the SPV. The share structure and income split shall be confirmed by the Company and ZT in the final agreement. Subsequently, the Company will apply for an uplift to the Nasdaq stock exchange as part of the final restructuring process. The Collaboration will distribute the royalties, license fees, carbon avoidance credits, and carbon removal credits (the “Income”) to the Company and ZT. The HOA outlines the terms and conditions for the cooperation between both parties, with the intent to execute a more detailed agreement (the "Detailed Agreement") within an agreed timeframe. The Detailed Agreement will supersede the obligations outlined in the HOA.

On May 15, 2024, the Company, Andre van Zyl and Green Carbon Industries Group of Companies mutually agreed to terminate the collaboration laid out in the Memorandum of Understanding (the “MOU”) that was entered into on August 7, 2023. The MOU is rendered null and void effective May 15, 2024.

Effective May 15, 2024, Andre van Zyl stepped down from his position as Chief Technology Officer (“CTO”) of the Company.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up through the date the Company issued the audited unaudited condensed consolidated financial statements and determined that there are no further significant subsequent items which are required to be disclosed.

NOTE 23 – RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on reported income or losses and are considered to be immaterial.

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

The Company announced a momentous partnership with Green Carbon Industries (“GCI”), securing exclusive access to their invaluable intellectual property (IP) rights. This collaboration lays the foundation for revolutionary infrastructure development, marked by innovative biochar asphalt showcase projects within the United States. Biochar-asphalt, an innovative, eco-friendly, high performance, and cost-saving alternative to conventional high CO2 footprint asphalt production and installation, holds immense promise in addressing environmental concerns. Through the integration and extensive utilization of biochar – a carbon-rich material derived from organic waste, the Company aims to reduce carbon emissions and the carbon footprint of infrastructure projects. The American showcase projects will serve as compelling evidence of the technology’s capability in carbon sequestration, efficiently mitigating greenhouse gas, enhancing durability and cost efficiencies, all while simultaneously addressing pressing environmental challenges. On May 15, 2024, the Company and GCI mutually agreed to terminate the collaboration laid out in this partnership in its entirety.

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

The following diagram illustrates our current corporate structure:

On August 7, 2023, the Company entered into a Memorandum of Understanding (the “MOU”) with Andre van Zyl (“AvZ”) and Green Carbon Industries Group of Companies (“GCI”), headquartered in Western Australia, to actively pursue and put in place a mutually agreeable and fully funded project venture in North America, through the Company to securely ring-fence, support, preserve and implement the existing and related Intellectual Property of both parties and their respective subsidiaries/representatives, as well as to fund and support ongoing and future Research and Developments. The intended project venture will also be responsible to establish a phased implementation plan for modified, scaled Biochar and Construction Char operations, that will be paired with new Cold Bio Emulsion and Cold Bio Mix technology plant production operations to be established for the production of low CO2 footprint construction material in the territory of North America. Upon successful implementation of the project venture, there will be further option to expand operations throughout the continents of South America’s, APAC, Europe, and Africa. This technology makes possible high duty road base and road wearing course installations with superior performance, utilizing more cost-effective local soils and gravels with extended life of road performance, and substantially lower maintenance activities and cost. On May 15, 2024, the Company, AvZ and GCI mutually agreed to terminate the collaboration laid out in the MOU in its entirety. The MOU is rendered null and void effective May 15, 2024.

On September 12, 2023, Jack Wong stepped down from his position as President of the Company but remains as Chief Executive Office of the Company.

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

On October 1, 2023, the Company appointed Eric Bava and Andre van Zyl as Chief Operating Officer and Chief Technology Officer respectively to drive the Company’s climate-tech innovation. Effective May 15, 2024, Andre van Zyl stepped down from his position as Chief Technology Officer (“CTO”) of the Company.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) on or before January 31, 2024. The term of the Agreement will remain effective until December 31, 2025 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. On January 31, 2024, the Company issued 1,000,000 restricted common shares to Donald R. Fosnacht.

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

On August 7, 2023, the Company announced a momentous partnership with Green Carbon Industries (“GCI”), securing exclusive access to their invaluable intellectual property (IP) rights. This groundbreaking collaboration lays the foundation for revolutionary infrastructure development, marked by innovative biochar asphalt showcase projects within the United States. These projects complement GCI’s established successes in the Asia Pacific (APAC), Middle East, and Africa regions. Our shared commitment revolves around validating the concept’s feasibility and scalability for carbon sequestration, thereby transforming global infrastructure development, and proactively addressing pressing environmental challenges. On May 15, 2024, the Company and GCI mutually agreed to terminate the collaboration laid out in this partnership in its entirety.

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

Apart from the green industry, the Company is also working on a partnership, pursuant to an agreement dated July 7, 2021 with Decimal Engineered Systems (formerly known as MRX Technologies), a market leader in commercial extraction systems for cannabis and hemp. The partnership includes an agreement for VRAP to white-label THC-free CBD products from Decimal Engineered Systems.  The Agreements expires on July 6, 2024.

Results of Operations

For the three months ended March 31, 2024 and 2023:

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$79	$10,690	(99.3)%
Cost of revenue	$(264)	$(44,308)	(99.4)%
Gross loss	$(185)	$(33,618)	(99.4)%
Operating expenses	$(754,623)	$(816,089)	(7.5)%
Interest expense	$(45,180)	$(13,549)	233.5%
Other(expense) income, net	$(65,784)	$210,813	(141.9)%
Loss from continuing operation	$(865,772)	$(652,443)	32.7%
Loss from discontinued operation	$-	$(55,884)	(100.0)%
NET LOSS	$(865,772)	$(708,327)	22.0%

The average rate of MYR : USD for three months ended March 31, 2024 and March 31, 2023 was 0.2110 and 0.2278  respectively.

Revenue

The revenue is derived from compost spreading and distribution of renewable commodities. We have generated $79 and $10,690 revenue for the three months ended March 31, 2024, and 2023, respectively. Revenue decreased primarily due to the non-generation of revenue from compost spreading and distribution of renewable commodities, which earned a lower margin. Accordingly, a gross loss of $185 compared to a gross loss of $33,618 was recorded for the three months ended March 31, 2024, and 2023 respectively.

Cost of revenue

Cost of revenue decreased from $44,308 to $264, during the three months ended March 31, 2024, and 2023, due to ceased of the operations in the production and distribution of renewable commodities.

Operating expense

Operating expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee and travelling expenses. We have incurred $754,623 and $816,089 in operating expenses through March 31, 2024, and 2023. Operating expenses decreased by 7.5%, or $61,466, primarily due to decrease of consultancy fee for the three months ended March 31, 2024 as most of the agreements with service provider expired in previous financial period and operating expense contributed by CSB which was disposed on April 20, 2023.

Interest expense

The Company recorded interest expense of $29,667 and $0 on the promissory notes for the three months ended March 31, 2024, and 2023, respectively. Lease interest expenses amounted to $11,212 and $13,549 for the three months ended March 31, 2024, and 2023, respectively. Bank loan interest amounted to $4,301 and $1,151 for the three months ended March 31, 2024, and 2023, respectively.

The charge of interest in the current period is in respect of a new PN issued of $675,888. Promissory notes (“PN”) with a principal amount of $20,355,000 was converted on December 9, 2022, and accordingly no further interest charges recorded with regards to the PN thereafter for three months period ended March 31, 2023.

Other income (expense), net

Other expense of $65,784 for the three months ended March 31, 2024 mainly arose due to reversal of unrealized foreign exchange gain of $81,864. Other income of $194,917 for the three months ended March 31, 2023 was mainly due to fair value adjustment on convertible promissory note issued to BOC.

Net loss

As a result of the above factors, the Company incurred a net loss of $865,772 and $708,327 for the three months ended March 31, 2024 and 2023, respectively.

For the nine months ended March 31, 2024 and 2023:

The following table sets forth selected financial information from our statements of comprehensive loss for the nine months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$7,853	$94,921	(91.7)%
Cost of revenue	$(7,012)	$(123,903)	(94.3)%
Gross profit (loss)	$841	$(28,982)	(102.9)%
Operating expenses	$(1,867,418)	$(2,381,155)	(21.6)%
Interest expense	$(130,103)	$(1,893,209)	(93.1)%
Other income, net	$55,109	$235,631	(69.6)%
Loss from continuing operation	$(1,941,571)	$(4,067,715)	(52.3)%
Loss from discontinued operation	$-	$(157,284)	(100.0)%
NET LOSS	$(1,941,571)	$(4,224,999)	(54.0)%

The average rate of MYR : USD for nine months ended March 31, 2024 and March 31, 2023 was 0.2138 and 0.2233 respectively.

Revenue

The revenue is derived from compost spreading and distribution of renewable commodities. We have generated $7,853 and $94,921 revenue for the nine months ended March 31, 2024, and 2023, respectively. Revenue decreased primarily due to the non-generation of revenue from compost spreading and distribution of renewable commodities, which earned a lower margins. Accordingly, a gross profit of $841 compared to a gross loss of $28,982 was recorded for the nine months ended March 31, 2024, and 2023.

Cost of revenue

Cost of revenue decreased from $123,903 to $7,012, during the nine months ended March 31, 2024, and 2023, due to ceased of the operations in the production and distribution of renewable commodities.

Operating expense

Operating expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee and travelling expenses. We have incurred $1,867,418 and $2,381,155 in operating expenses through March 31, 2024, and 2023. Operating expenses decreased by 21.6%, or $513,737, primarily due to decrease of consultancy fee for the nine months ended March 31, 2024 as most of the agreements with service provider expired in previous financial and operating expense contributed by CSB which was disposed on April 20, 2023.

Interest expense

The Company recorded interest expense of $85,962 and $1,870,972 on the promissory notes for the nine months ended March 31, 2024, and 2023, respectively. Lease interest expenses amounted to $35,137 and $22,237 for the nine months ended March 31, 2024, and 2023, respectively. Bank loan interest amounted to $9,004 and $0 for the nine months ended March 31, 2024, and 2023, respectively.

The decrease in interest expense is mainly due to conversion of promissory notes with a principal amount of $20,355,000 on December 9, 2022 and accordingly no further interest charges recorded with regards to the PN thereafter. The charge in the current period is in respect of a new PN issued of $675,888.

Other income (expense), net

We have other income of $55,109 and $235,631 for the nine months ended March 31, 2024, and 2023. Other income of $194,917 for the nine months ended March 31, 2023 was mainly due to fair value adjustment on convertible promissory note issued to BOC.  The balance mainly represented rental income earned.

Net loss

As a result of the above factors, the Company incurred a net loss of $1,941,571 and $4,224,999 for the nine months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the nine months ended March 31, 2024 and 2023.

Cash Flow Date	March 31, 2024	March 31, 2023

Net Cash (Used in) operating activities	$(1,362,827)	$(1,533,319)
Net Cash (Used in) investing activity	(16,621)	(364,540)
Net Cash Provided by financing activities	1,681,800	1,577,687
Effect of exchange rate fluctuation on cash and cash equivalents	64,635	142,262
Net decrease in cash and cash equivalents	302,352	(320,172)
Cash and cash equivalents, beginning of period	200,409	418,917
Cash and cash equivalents, ending of period	$567,396	$241,371

Net Cash (Used in) Operating Activities

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of right of use assets and stock-based compensation, impairment on receivables and the effects of changes in operating assets and liabilities. The decrease in cash used in operating activities for the nine months ended March 31, 2024, as compared to 2023 was primarily due to lower net loss adjusted for depreciation expenses and the increase of inventories.

In the operation analysis, the net cash used in operating activities decreased from $1,533,319 to $1,362,827.  The operation loss of $1,941,571 was partially offset by the noncash expenses such as $312,056 in depreciation, $77,144 in amortization, $78,726 in share-based compensation, $75,791 in interest expenses on promissory notes, $35,137 in lease interest expense, $31,982 in impairment of receivables and $21,376 from deposit on acquisition of subsidiary written off. In the operating assets and liabilities, the net increase of cash outflow in current assets such as other receivables, deposits and prepayments of inventories and cash inflow from accounts receivables greater than the net increase of cash inflow in current liabilities such as, advances from related parties, accrued liabilities and other payables and accounts payable which resulted in $74,648 negative cash flow effect adding to loss in operation and after offset by non-cash expenses , the final result of the cash flow used in operating activities was $1,362,827.

Net Cash (Used in) Investing Activity

The net cash used in investing activities resulted from purchase of property, plant and equipment of $16,621 for the nine months ended March 31, 2024.

Net Cash Provided by) Financing Activities

The net cash provided by financing activities of $1,681,800 resulted from proceeds from shares issued and shares to be issued of $1,661,379, advance from other payables of $136,837 and net proceeds from drawdown of loans of $20,440, set off partially by repayments to lease liabilities and related interests of $101,719 and $35,137 for the nine months ended March 31, 2024 respectively.

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

Working Capital

As of March 31, 2024 and June 30, 2023, we had cash and cash equivalent of $567,396 and $200,409, respectively. As of March 31, 2024 and June 30, 2023, we have incurred accumulated operating losses of $12,234,001 and $10,292,430, respectively.

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

As of March 31, 2024 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During the 2023, the Company has been undertaking tremendous enlargement and expansion which rendered the management to re-consider the available of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by four individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of March 31, 2024.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

______________

101*

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2024, and June 30, 2023, (ii) Condensed Statements of Operations for the three and nine months ended March 31, 2024 and 2023, (iii) Condensed Statements of Cash Flows for the nine months ended March 31, 2024 and 2023, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: May 20, 2024	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer
(Principal Executive Officer)

