Form 10-K
period 2024-06-30
VERDE RESOURCES, INC.
filed 2024-10-16
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [______] to [______]

Commission file number: 000-55276

VERDE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0457838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8112 Maryland Ave, Suite 400, St. Louis, MO 63105	63105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 530-9071

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act: Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $0.19 (or the average bid and asked price of such common equity) as of the last business day of the registrant’s most recently completed second fiscal quarter, being December 29, 2023, was $91,258,209.54.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

1,240,374,345 as of September 13, 2024

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

All references in this Form 10-K to the “Company,” “Verde,” “we,” “us” or “our” are to Verde Resources, Inc.

Item 1. Business.

Overview

Verde Resources, Inc. (the “We” or “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A..

The Company is a leader in Net Zero road construction and building materials, driving innovations that enhance sustainability and advance environmental stewardship. By integrating biochar, a highly effective carbon sequester and performance enhancer, the Company facilitates the industry’s seamless Transition to Zero. This approach reduces GHG emissions, optimizes the use of native soils and recycled materials, speeds installation, and improves efficiency while cutting costs. Since 2021, the Company’s BioFraction™ facility in Borneo has been converting palm waste into biochar and other sustainable byproducts. Although operations in Borneo, Malaysia, experienced a temporary slowdown during the financial year, this is due to the strategic focus on a test track partnership between its US-based subsidiary, Verde Renewables Inc., and the National Center for Asphalt Technology (NCAT). This partnership is rigorously testing the Company’s innovative Biochar-Asphalt technology, which promises superior performance, environmental sustainability, and the generation of Carbon Removal and Avoidance Credits.

Once this groundbreaking, eco-friendly solution is certified at the highest industry standards, the same blueprint will be introduced in Malaysia. Ongoing discussions with PLUS Malaysia, the country’s largest highway operator, signal a growing demand for biochar in the region. This demand, coupled with the certification, will enable the BioFraction™ plant to secure a captive client, ensuring the resumption of normal operations in Malaysia with the potential for significant scale-up over time.

The Company has undergone a restructuring exercise to shift its focus towards renewable energy and sustainable development with the world faced with challenges of climate change and environmental dehydration. The Company has announced the disposition of the mining business through the sale of the entire issued and paid-up share capital of Champmark Sdn Bhd (“CSB”) on March 13, 2023. The disposition of CSB was completed on April 20, 2023. The Company has discontinued its distribution of THC-free cannabinoid (CBD) products following the expiration of its supply agreement with MRX Xtractors, LLC on July 6, 2024. In line with this transition, the Company has made a strategic decision to fully divest from the Cannabis and CBD industry, similar to its previous divestment from mining operations in Malaysia, to concentrate solely on advancing its sustainability agenda.

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

On May 10, 2021, the Company announced the Sale and Purchase Agreement (the “S&P Agreement”) to acquire the assets of biofraction plant and the right to use intellectual property license in Sabah, Malaysia from Borneo Energy Sdn Bhd, in consideration of issuance of 166,666,667 share of the Company’s stock at $0.03 per share, valued at $5,000,000. 135,666,667 shares and 31,000,000 shares were issued on May 10, 2021, and July 1, 2021, respectively. The completion of the S&P Agreement is subject to all such acts necessary, including but not limited to due diligence exercise to ascertain the valuation of the assets of the biofraction plant and the right to use the licensed intellectual property in Sabah, Malaysia. The acquisition from Borneo Energy Sdn Bhd the assets of its biofraction plant and the right to use its intellectual property license in Sabah, Malaysia was completed on February 24, 2023.

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

On June 11, 2021, VRAP entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory site from a Malaysian company, Segama Ventures Sdn Bhd (“Segama Ventures”), an unrelated third party, in order to expand the Company’s biofraction plant in Malaysia. Under the terms of the SPA Agreement, the acquisition is satisfied by cash payment of $1,600,000 in two instalments of $800,000 each, one payment upon signing the SPA Agreement, and the second payment within three (3) months from the date of the SPA Agreement. A deposit of $800,000 was paid to Segama Ventures on June 10, 2021. On March 2, 2022, however, VRAP entered into a Cancellation of Sale and Purchase of Assets Agreement (“Cancellation Agreement”) for the cancellation of the Sale and Purchase of Assets Agreement to purchase the factory site from Segama Ventures that was signed on June 11, 2021.

Simultaneously, on March 2, 2022, the Company, through VRAP, entered into a Commercial Lease Agreement and Option to Purchase (“Lease Agreement”) for renting the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rental for the entire Lease Term amounts to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) which shall be paid in advance upon commencement of the Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”). The refundable advance of $800,000 from the Cancellation Agreement above was utilized against the security deposit and payment of the advance rental. The Lease Agreement also provides VRAP with an exclusive right and option to purchase the factory site together with all its right title and interest for a consideration of MYR 8,000,000 ($1,904,762) (the “Purchase Price”) or subject to a valuation report on the factory site by a Malaysian registered property valuer at any time during the period of two years from the date of the Lease Agreement. The Lease Payment and Security Payment shall be applied toward the Purchase Price upon VRAP exercising the option to purchase. The option to purchase was not exercised and lapsed on March 1, 2024.

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

On July 7, 2021, the Company through its wholly-owned subsidiary VRAP entered into a Product Supply Agreement (the “Product Supply Agreement”) with MRX Xtractors, LLC (“MRX”), an Oregon limited liability company. MRX is a market leader in commercial extraction systems for cannabis and hemp. The Product Supply Agreement is a partnership between VRAP and MRX to establish a purchase and supply arrangement that allows VRAP to distribute white-label THC-free CBD products from MRX. The Product Supply Agreement expired on July 6, 2024.

On August 10, 2021, we formed a wholly owned subsidiary, Verde Renewables, Inc., for the purpose of conducting business in Missouri (using straw bed and wood waste to create biochar and related products). Another entity, Verde Estates, LLC, was also formed on August 10, 2021, to own property in Missouri. Verde Estates, LLC is a wholly owned subsidiary of Verde Renewables, Inc.

On November 15, 2021, we formed a wholly owned subsidiary, Verde Life Inc., an Oregon corporation for the purpose of conducting business in the distribution of THC-free cannabinoid products. The Company terminated its business in the distribution of THC-free cannabinoid (CBD) products with the expiry of its product supply agreement with MRX Xtractors, LLC on July 6, 2024.

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

Subsequently on September 12, 2023, the Company through VRI entered into a Service and Stock Cancellation Agreement with Y M Tengku Chanela Jamidah Y A M Tengku Ibrahim to cancel the Ibrahim Agreement. Pursuant to the Ibrahim Agreement, 500,000 restricted common shares were issued at $0.20 on December 31, 2022 totaling $100,000. With the Service and Stock Cancellation Agreement, these shares were to be cancelled and subsequently 166,667 restricted common shares were to be re-issued at the same price. The cancellation of shares was completed on March 28, 2024 and subsequently 166,667 restricted common shares were re-issued on May 24, 2024.

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

Subsequently on September 8, 2023, the Company through VRI entered into a Service and Stock Cancellation Agreement with Steven Sorhus to cancel the Sorhus Agreement. Pursuant to the Service Agreement, 300,000 restricted common shares were issued at $0.20 on December 31, 2022 totaling $60,000. With the Service and Stock Cancellation Agreement, these shares were to be cancelled and subsequently 128,409 restricted common shares were to be re-issued at the same price for services rendered till cancellation. The cancellation of shares was completed on March 28, 2024 and subsequently 128,409 restricted common shares were re-issued on May 24, 2024.

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

Subsequently on September 8, 2023, the Company through VRI entered into a Service and Stock Cancellation Agreement with EMGTA LLC to cancel the EMGTA Agreement including the cancellation of 375,000 restricted common shares issued at $0.20 on December 31, 2022 totaling $75,000 as consideration for certain services. The cancellation is still in process.

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

On December 15, 2022, the Company entered into a Services Agreement with Looi Pei See (the “Looi Pei See Agreement”) to engage her as a consultant to develop the retail markets for the Company’s products and services in Malaysia and Singapore. The Company will pay Looi Pei See by the issuance of 1,140,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) on or before December 31, 2022. The shares were issued on December 31, 2022 for service period from December 15, 2022 to December 14, 2025.

On December 31, 2022, the Company issued a total of 2,315,000 restricted Common shares at $0.20 per share to four consultants, Y M Tengku Chanela Jamidah Y A M Tengku Ibrahim, Steven Sorhus, EMGTA LLC and Looi Pei See, as compensation for the engagement of their consulting services.

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

On March 13, 2023, the Company and its indirect wholly-owned subsidiary CSB entered into a Settlement of Debts Agreement (the “SDA Agreement”) and a two year term period Promissory Note with CSB’s creditor Borneo Oil Corporation Sdn Bhd (the “Creditor”) to settle in full a total of USD 675,888 of CSB’s account payable to the Creditor either in cash or by the issuance of new restricted shares of the Company’s common stock at a price of $0.07 per share. As set out in the SDA Agreement, the new restricted shares for settlement of the account payable to the Creditor shall be issued to the Creditor or its nominee. Subsequently on August 16, 2024, the Company entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total amount of USD 675,888 into 9,655,542 shares of the Company’s restricted Common Stock at the agreed conversion price of $0.07 per share for issuance on August 16, 2024. A total of 9,655,542 shares of the Company’s restricted Common Stock were issued on August 16, 2024 to Borneo Oil Berhad, the appointed nominee of the Creditor, to settle in full the total of USD 675,888 of CSB’s account payable to the Creditor.

On March 23, 2023, the Company, through its wholly-owned subsidiary Verde Resources (Malaysia) Sdn. Bhd. (“Verde Malaysia”), entered into a Shares Sale Agreement (the “SSA Agreement”) with Murugesu A/L M. Narasimha and Deivamalar A/P Kandiah (“Vendors”), the legal and beneficial owners of Vata VM Synergy (M) Sdn. Bhd. (“VATA”), a company incorporated under the laws of Malaysia, to acquire 60% of the issued and paid-up share capital of VATA, a company engaged in the business of providing green technology to government and private sectors and in creating high quality compost using agricultural waste and biomass products in Malaysia. In relation to the SSA Agreement, the Company through Verde Malaysia also entered into a Shareholders Agreement with Murugesu A/L M. Narasimha and VATA. Under the terms of the SSA Agreement, the consideration for the acquisition of 60% of the issued and paid-up share capital of VATA shall be satisfied by the total purchase consideration of Malaysia Ringgit MYR 2,250,000, which includes a first payment of Malaysia Ringgit MYR 100,000 upon the execution of the SSA Agreement, a second payment of Malaysia Ringgit MYR 150,000 within thirty (30) days from the date of fulfillment or waiver of all the conditions set out in the SSA Agreement, and the issuance of shares of the Company’s restricted common stock for the balance consideration of Malaysia Ringgit MYR 2,000,000 at a price per share of not more than ten percent (10%) discount from the immediate preceding five trading days volume weighted average price (“VWAP”) from the issuance date pursuant to the terms of the SSA Agreement. As of June 30, 2023, the first payment of MYR100,000 has been made. The SSA Agreement, however, has since been terminated on the basis of non-disclosure of material information by the Vendors, and the deposits written off during the year ended June 30, 2024.

Effective March 30, 2023, Carl Craven voluntarily resigned from his position as Director of the Company. By resolution of the Board of Directors, Jack Wong was appointed Director of the Company for a one (1) year term, effective March 30, 2023. Jack Wong will hold the Board position formerly held by Carl Craven. By Waiver and Consent of Shareholders, Jack Wong was re-elected Director of the Company, effective March 30, 2024.

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

Subsequently on May 15, 2024, the Company, AvZ and GCI mutually agreed to terminate the collaboration laid out in the MOU that was entered into on August 7, 2023. The MOU is rendered null and void effective May 15, 2024.

On September 12, 2023, Jack Wong stepped down from his position as President of the Company, but remains as Chief Executive Office of the Company.

On September 12, 2023, the Board of Directors of the Company (the “Board”) appointed Jack Wong, CEO and Director of the Company, as Chairman of the Board.

On January 23, 2024, by resolution of the Board of the Company, approved an amendment to the Bylaws of the Company (the "Amendment"). The Amendment, which was adopted effective January 23, 2024, increases the number of members of the Board from three (3) to seven (7).

Subsequently, on January 23, 2024, Jack Wong stepped down from his position as Chairman of the Board, and Joseph Ambrose Lee was appointed Director and Chairman of the Board for a one year term, and Tay Hong Choon was appointed Special Advisor to the Board for a one year term.

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

Subsequently on May 21, 2024, by resolution of the Board of the Company, Steven Sorhus was appointed as member of the Management Committee of the Board to replace Soo Yau Cho.

Effective June 18, 2024, Joesph Ambrose Lee tendered his resignation as Director and Chairman of the Board and member of the Management Committee of the Company. By resolution of the Board, Balakrishnan B S Muthu, Director and Chief Financial Officer of the Company, was appointed Chairman of the Board to replace Joesph Ambrose Lee effective June 18, 2024.

Effective June 18, 2024 also, Joesph Ambrose Lee tendered his resignation as member of the Management Committee of the Company. The Management Committee now consists of four (4) members: Balakrishnan B.S. Muthu, Jack Wong, Tay Hong Choon and Steven Sorhus.

On October 1, 2023, the Company appointed Eric Bava and Andre van Zyl as Chief Operating Officer and Chief Technology Officer respectively to drive the Company’s climate-tech innovation.

Subsequently on May 15, 2024, Andre van Zyl stepped down from his position as Chief Technology Officer of the Company.

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

Subsequently on January 31, 2024, the Company issued 1,000,000 restricted common shares to Donald R. Fosnacht.

On November 22, 2023, the Company issued a total of 14,931,624 restricted Common Shares comprising 11,538,461 restricted Common Shares for $1,050,000 at $0.091 per share to five non-US shareholders, 100,000 restricted Common Shares for $10,000 at $0.10 per share to one non-US shareholder, 1,943,163 restricted Common Shares for $176,828 at $0.091 per share to ten US shareholders and 1,350,000 restricted Common Shares for $135,000 at $0.10 per share to nine US shareholders

On December 4, 2023, the Company issued a total of 1,238,889 restricted Common Shares comprising of 850,000 restricted Common Shares for $85,000 at $0.10 per share to four US shareholders and 388,889 restricted Common Shares for $35,000 at $0.09 per share to one US shareholders.

On February 26, 2024, the Company issued 555,555 restricted Common Shares for $50,000 at $0.09 per share to one US shareholder.

On April 12, 2024, shares that were committed to be issued as of March 31, 2024 were fully settled by way of issuance of 2,881,274 restricted Common Shares at $0.108 per share to three non-US shareholders and one non-US related party in settlement of $311,178 subscription amounts paid, and issuance of 200,000 restricted Common Shares on April 15, 2024 at $0.091 per share to one US shareholder in settlement of $18,200 subscription amount paid.

On April 15, 2024, the Company further issued a total of 2,855,555 restricted Common Shares to four US shareholders, in which 2,300,000 restricted Common Shares were issued at $0.10 per share to two US shareholders, and 555,555 restricted Common Shares were issued at $0.09 per share to one US shareholder.

On April 20, 2024, the Company entered into two Services Agreements (the “Agreements”) with Dr. Nam Tran and Dr. Raymond Powell to engage them as National Implementation Experts for its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the Agreements. Under the Agreements, the Company will pay Dr. Nam Tran and Dr. Raymond Powell each by the issuance of 3,000,000 shares of the Company’s restricted Common Shares in three tranches of 1,000,000 shares each on or before July 31, 2024, October 31, 2025 and October 31, 2026 respectively. The term of the Agreements will remain effective until April 30, 2027 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the respective addendum to Service Agreement dated June 29, 2024, each tranche of shares to be issued is compensation for each service period of 12 months beginning from May 1, 2024, May 1, 2025 and May 1, 2026 respectively.

Subsequently on July 31, 2024, the Company issued 1,000,000 of the Company’s restricted Common Shares each to Dr. Nam Tran and Dr. Raymond Powell as part of the compensation package in the Agreements.

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

On June 1, 2024, the Company entered into a multi-year Services Agreement (the “Agreement”) with Dale Ludwig to engage him as Strategic Advisor for the Company and all its subsidiaries, to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company's technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development. Pursuant to the Agreements, the Company agreed to issue a total of 2,000,000 restricted shares of the Company’s common stock to Dale Ludwig over three tranches of 700,000 shares on or before August 31, 2024, 700,000 shares on or before October 31, 2025 and 600,000 shares on or before October 31, 2026.  Pursuant to the addendum to Service Agreement dated June 29, 2024, each tranche of shares to be issued is compensation for each service period beginning 11 months from June 1, 2024 and 12 months from May 1, 2025 and May 1, 2026 respectively.

Subsequently on August 8, 2024, the Company issued 700,000 of the Company’s restricted Common Shares to Dale Ludwig as part of the compensation package in the Agreement.

On June 27, 2024, the Company entered into an agreement with The National Center for Asphalt Technology at Auburn University ("NCAT") to undertake a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement”. The Project, led by Dr. Nam Tran, Associate Director and Research Professor at NCAT, will involve comprehensive performance testing on the NCAT Test Track in Opelika, Alabama. This facility, sponsored by various state Departments of Transportation (DOTs) and in partnership with the Minnesota Road Research Facility (MnROAD), is dedicated to advancing sustainable pavement technologies. The NCAT Test Track will be constructed in the summer of 2024 to evaluate cutting-edge technologies co-developed by the Company and Zym-Tec. These innovations utilize enzymes to treat expansive soils and stabilize marginal base materials, potentially reducing or eliminating the need for carbon-intensive materials such as hydrated lime and Portland cement. Additionally, integrating biochar from biomass pyrolysis into enzyme-treated pavement materials is expected to improve performance, substantially reduce greenhouse gas (GHG) emissions, and sequester carbon dioxide. This pioneering approach is projected to generate Carbon Removal Credits upon completion of the test track installation, proving the viability of this next-generation blueprint for net-zero road construction. The Company is confident in its Verde-ZymTec technology and aspires to attain the highest level of certification from NCAT. Success in this Project is expected to drive widespread adoption of a net-zero road construction blueprint by DOTs across the United States and the federal DOT. Additionally, the substantial Carbon Removal Credits generated will create a significant and separate revenue stream for the Company. The Project commences on June 24, 2024, and is expected to conclude on September 30, 2027, with the first draft of the final report expected in spring 2027. The Company has committed $750,000 to support the Project, with an initial payment of $100,000 upon execution of the Agreement, followed by quarterly payments of $50,000 from September 2024 to March 2025, and $62,500 from June 2025 to September 2026.

Stage of Operation

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

On August 7, 2023, the Company announced a momentous partnership with Green Carbon Industries (“GCI”), securing exclusive access to their invaluable intellectual property (IP) rights. This groundbreaking collaboration lays the foundation for revolutionary infrastructure development, marked by innovative biochar asphalt showcase projects within the United States. These projects complement GCI’s established successes in the Asia Pacific (APAC), Middle East, and Africa regions. Our shared commitment revolves around validating the concept’s feasibility and scalability for carbon sequestration, thereby transforming global infrastructure development, and proactively addressing pressing environmental challenges. Subsequently on May 15, 2024, the Company and GCI mutually agreed to terminate the collaboration laid out in this partnership in its entirety.

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

In 2023, Puro.earth, the world’s foremost crediting platform for durable carbon removal, officially registered the Company as a Carbon Removal Credit supplier as part of its Accelerate program. This partnership was formalized through a platform agreement signed in April 2023. It is worth noting that Puro.earth was acquired by Nasdaq in June 2021.

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

On August 30, 2023, the Company achieved a significant milestone by conducting the first-ever biochar-asphalt installation in the United States, just outside of Chicago, Illinois. Subsequently, we replicated this success at our own facility in La Belle, Missouri. As a testament to our efforts, we have already received Letter of Intent (LOI), and we are confident that our transition from mining to climate-tech and the green economy will yield tremendous results for the company in the years ahead.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Services Agreement.

On June 1, 2024, the Company entered into a Services Agreement with Dale Ludwig to engage him as Strategic Advisor to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company's technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development.

On June 27, 2024, the Company entered into an agreement with The National Center for Asphalt Technology at Auburn University ("NCAT") to undertake a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement”. The Project, led by Dr. Nam Tran, Associate Director and Research Professor at NCAT, will involve comprehensive performance testing on the NCAT Test Track in Opelika, Alabama. This facility, sponsored by various state Departments of Transportation (DOTs) and in partnership with the Minnesota Road Research Facility (MnROAD), is dedicated to advancing sustainable pavement technologies. The NCAT Test Track will be constructed in the summer of 2024 to evaluate cutting-edge technologies that utilize enzymes to treat expansive soils and stabilize marginal base materials, potentially reducing or eliminating the need for carbon-intensive materials such as hydrated lime and Portland cement. Additionally, integrating biochar from biomass pyrolysis into enzyme-treated pavement materials is expected to improve performance, substantially reduce greenhouse gas (GHG) emissions, and sequester carbon dioxide. This pioneering approach is projected to generate Carbon Removal Credits upon completion of the test track installation, proving the viability of this next-generation blueprint for net-zero road construction. The Company is confident in its technology and aspires to attain the highest level of certification from NCAT. Success in this Project is expected to drive widespread adoption of a net-zero road construction blueprint by DOTs across the United States and the federal DOT. Additionally, the substantial Carbon Removal Credits generated will create a significant and separate revenue stream for the Company. The Project is expected to conclude in September 2027, with the first draft of the final report expected in spring 2027.

Employees

As of September 1, 2024, the Company has the following employees:

Senior Management	5
Sales and Marketing	4
Production	4
Information System Technology	1
Administration / Finance / HR	5

Total	19

14 and 5 of our employees are located in Malaysia and the United States, respectively. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any material labor disputes.

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

Corporate Information

Our corporate and executive office is located at 8112 Maryland Ave, Suite 400, St. Louis, MO 63105, telephone number (314) 530 9071.

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

Our audited financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern.  We have suffered recurring net losses, and record an accumulated deficits as of June 30, 2024. These conditions raise substantial doubts about our ability to continue as a going concern. The Company’s ability to continue as a going concern over the next twelve months depends on the successful validation and certification of its Net Zero road construction blueprint by the National Center for Asphalt Technology (NCAT) and its adherence to established carbon removal and avoidance methodologies. Achieving these milestones will enable the Company to generate revenue through the commercial licensing of the blueprint, royalties from biochar-asphalt mix designs, carbon credits, and sales of biochar and bio-fuel. On August 8th, CRH, the largest building materials company in North America and Europe, listed on both the NYSE and the London Stock Exchange, announced through its investment arm, CRH Ventures, that it has selected the Company to scale up its biochar-asphalt technology for commercialization. There can be no assurance that we will be successful in our plans described above. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We do not have an independent audit committee and our Board of Directors may be unable to fulfill the functions of such a committee, which may compromise the management of our business. Our Board of Directors functions as our audit committee and is comprised of three directors, none of whom are considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company’s processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee’s responsibilities, which could compromise the management of our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate and executive office is located at 8112 Maryland Ave, Suite 400, St. Louis, Missouri 63105, telephone number (314) 530-9071.  We believe that our existing facilities are adequate to meet our current requirements.

We own or lease the following real properties:

Location	Rent/Own	Mortgage/Lease Terms	Use
La Belle	Own	NA	Warehouse
St. Louis Missouri	Lease	NA	Corporate Headquarters
Chesterfield, Missouri	Own	NA	Corporate Housing
Jalan Silam, Sabah Malaysia	Rent	NA	BioFraction Factory Site

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is now quoted on the OTCQB, under the symbol “VRDR”. Our stock was approved for quotation on the OTCBB on September 26, 2012. However, the Company’s Common Stock did not begin active trading until October 2013.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCQB for the most recent two (2) fiscal years, based on our fiscal year end June 30, 2024. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low

June 30, 2023	$0.20	$0.071
September 30, 2023	$0.43	$0.0651
December 31, 2023	$0.17	$0.0721
March 31, 2024	$0.15	$0.101
June 30, 2024	$0.57	$0.105
September 30, 2024	$0.37	$0.1721

As of September 13, 2024, we had 211 shareholders of record of our common stock and 1,240,374,345 shares issued and outstanding.

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

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2024, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the fiscal year ended June 30, 2024, except the following transaction.

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

On April 15, 2024, the Company issued a total of 2,855,555 restricted Common Shares to four US shareholders, in which 2,300,000 restricted Common Shares were issued at $0.10 per share to two US shareholders and 555,555 restricted Common Shares were issued at $0.09 per share to one US shareholder.

On May 24, 2024, pursuant to the Service and Stock Cancellation Agreements with Steven Sorhus and YM Tengku Chanela Jamidah YAM Tengku Ibrahim dated September 8, 2023 and September 12, 2023 respectively, the Company re-issued 128,409 and 166,667 restricted Common Shares to Steven Sorhus and YM Tengku Chanela Jamidah YAM Tengku Ibrahim respectively for their services rendered till cancellation.

On August 8, 2024, the Company issued 700,000 of the Company’s restricted Common Shares to Dale Ludwig as part of the compensation package for their services to be rendered for the period from June 1, 2024 to April 30, 2025 as stated in the Services Agreement.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2024.

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

Results of Operations

The following table provides selected financial data about our company for the years ended June 30, 2024, and June 30, 2023.

Statement of Operation	June 30,
	2024	2023	Change
	USD	USD	USD	%

Revenue	$96,584	$100,777	(4,193)	$(4.2)%
Cost of revenue	(62,978)	(238,153)	175,175	(73.6)%
Gross profit (loss)	33,606	(137,376)	170,982	(124.5)%
Selling, general and administrative expenses	(2,882,376)	(3,216,022)	333,646	(10.4)%
Other operating expenses	(237,047)	-	(237,047)
Loss from operation	(3,085,817)	(3,353,398)	267,581	(8.0)%
Interest expense	(176,483)	(1,918,572)	1,742,089	(90.8)%
Other income	74,638	1,273,010	(1,198,372)	(94.1)%
Net loss before income tax	(3,187,662)	(3,998,960)	811,298	(20.3)%
Provision of Income Tax	(112)	-	(112)
NET LOSS	$(3,187,774)	$(3,998,960)	811,186	(20.3)%

Revenue

The revenue was derived from sale of Biochar Asphalt Premix in 2024 in addition to the distribution of renewable commodities and compost spreading in 2023. We have generated $96,584 and $100,777 revenues for the years ended June 30, 2024, and 2023, respectively, Revenue decreased primarily due to the non-generation of revenue from compost spreading offset by the increase in the sale of Biochar Asphalt Premix in 2024. A gross profit of $33,606 compared to a gross loss of $137,376 for the year ended June 30, 2024, and 2023 respectively.

Cost of revenue

Cost of revenue decreased from $238,153 to $62,978 during the year ended June 30, 2024 due to cessation of the operations in the production and distribution of renewable commodities.  Arising from this, the expenditure related to the plant have been categorized under other operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee and travelling expenses. We have incurred $2,882,376 and $3,216,022 in selling, general and administrative expenses through June 30, 2024, and June 30, 2023 respectively. Selling, general and administrative expenses decreased by 10.4%, or $333,646, primarily due to decrease of consultancy fee as most of the agreements with service providers expired in current financial year and the new agreements were only entered into in the last 2 months of the current financial year and selling, general and administrative expenses contributed by CSB which was disposed on April 20, 2023.

Other Operating Expenses

Other operating expenses comprised of expenditure related to the operations of the plant in the production and distribution of renewable commodities which have been categorized under other operating expenses. This categorization was due there being no production processed by the plant for the year ended 30 June 2024.

Interest expense

The Company recorded interest expense of $116,917 and $1,881,807 on the promissory notes for the years ended June 30, 2024, and 2023, respectively. Lease interest expenses amounted to $45,926 and $35,344 for the years ended June 30, 2024, and 2023, respectively. Bank loan interest amounted to $13,640 and $1,421 for the years ended June 30, 2024, and 2023, respectively.

The decrease in interest expense is mainly due to conversion of promissory notes with a principal amount of $20,355,000 on December 9, 2022 and accordingly no further interest charges recorded with regards to the PN thereafter. The charge in the current period is in respect of a new PN issued of $675,888.

Other income

We have other income of $74,638 and $1,273,010 for the year ended June 30, 2024, and 2023. Other income of $1,215,689 for the year ended June 30, 2023, was mainly due to gain on disposal of a subsidiary of $980,714 and fair value adjustment on convertible promissory notes issued to BOC of $194,865. The balance mainly represented rental income earned.

Net loss

As a result of the above factors, the Company recorded a net loss of $3,187,774 and $3,998,960 for the years ended June 30, 2024, and 2023, respectively.

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

The Company is working to lay the foundation for revolutionary infrastructure development, marked by innovative biochar asphalt showcase projects within the United States. Our commitment revolves around validating the concept’s feasibility and scalability for carbon sequestration, thereby transforming global infrastructure development, and proactively addressing pressing environmental challenges. Biochar-asphalt, an innovative, eco-friendly, high performance, and cost-saving alternative to conventional high CO2 footprint asphalt production and installation, holds immense promise in addressing environmental concerns. Through the integration and extensive utilization of biochar – a carbon-rich material derived from organic waste, The Company aims to reduce carbon emissions and the carbon footprint of infrastructure projects. The American showcase projects will serve as compelling evidence of the technology’s capability in carbon sequestration, efficiently mitigating greenhouse gas, enhancing durability and cost efficiencies, all while simultaneously addressing pressing environmental challenges.

In 2023, Puro.earth, the world’s foremost crediting platform for durable carbon removal, officially registered the Company as a Carbon Removal Credit supplier as part of its Accelerate program. This partnership was formalized through a platform agreement signed in April 2023. It is worth noting that Puro.earth was acquired by Nasdaq in June 2021.

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

The Company achieved a significant milestone by conducting the first-ever biochar-asphalt installation in the United States, just outside of Chicago, Illinois in August 2023. Subsequently, we replicated this success at our own facility in La Belle, Missouri. In September 2023, upon the invitation of the City of Gramercy, located near New Orleans, Louisiana, the Company executed another biochar-asphalt installation. As a testament to our efforts, we have already received several Letters of Intent (LOIs), and we are confident that our transition from mining to climate-tech and the green economy will yield tremendous results for the company in the years ahead.

The Company entered into a Services Agreement with Donald R. Fosnacht in October 2023 to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Services Agreement.

The Company entered into two Services Agreements with Dr. Nam Tran and Dr. Raymond Powell in April 2024 to engage them as National Implementation Experts for its wholly-owned subsidiary Verde Renewables, Inc. to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the Agreements.

Furthermore, the Company entered into a Services Agreement with Dale Ludwig in June 2024 to engage him as Strategic Advisor to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company's technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development.

On June 27, 2024, the Company entered into an agreement with The National Center for Asphalt Technology at Auburn University ("NCAT") to undertake a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement”. The Project, led by Dr. Nam Tran, Associate Director and Research Professor at NCAT, will involve comprehensive performance testing on the NCAT Test Track in Opelika, Alabama. This facility, sponsored by various state Departments of Transportation (DOTs) and in partnership with the Minnesota Road Research Facility (MnROAD), is dedicated to advancing sustainable pavement technologies. The NCAT Test Track will be constructed in the summer of 2024 to evaluate cutting-edge technologies that utilize enzymes to treat expansive soils and stabilize marginal base materials, potentially reducing or eliminating the need for carbon-intensive materials such as hydrated lime and Portland cement. Additionally, integrating biochar from biomass pyrolysis into enzyme-treated pavement materials is expected to improve performance, substantially reduce greenhouse gas (GHG) emissions, and sequester carbon dioxide. This pioneering approach is projected to generate Carbon Removal Credits upon completion of the test track installation, proving the viability of this next-generation blueprint for net-zero road construction. The Company is confident in its technology and aspires to attain the highest level of certification from NCAT. Success in this Project is expected to drive widespread adoption of a net-zero road construction blueprint by DOTs across the United States and the federal DOT. Additionally, the substantial Carbon Removal Credits generated will create a significant and separate revenue stream for the Company. The Project is expected to conclude in September 2027, with the first draft of the final report expected in spring 2027.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from private placements. Cash generated from operations is highly dependent on the sale of our products, which are still under development stage. Cash and cash equivalents totaled $0.3 million as of June 30, 2024, and $0.2 million as of June 30, 2023.

The following table provides selected cash flow data about our company for the years ended June 30, 2024, and 2023.

Cash Flow Date	June 30, 2024	June 30, 2023

Net cash used in operating activities	$(2,042,064)	$(1,656,896)
Net cash used in investing activities	$(2,016,646)	$(387,938)
Net cash provided by financing activities	$4,081,720	$1,628,281
Effect of exchange rate changes on cash and cash equivalents	$55,718	$198,045
Net increase in cash and cash equivalents	$78,728	$(218,508)
Cash and cash equivalents at beginning of year	$200,409	$418,917
Cash and cash equivalents at end of year	$279,137	$200,409

Net Cash Used In Operating Activities.

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of right of use assets and stock-based compensation, impairment on receivables and the effects of changes in operating assets and liabilities. The increase in cash used in operating activities for the year ended June 30, 2024, as compared to 2023 was primarily due to increase of inventories for production and distribution of renewable commodities and decrease of advanced from related parties.

In the operation analysis, the net cash used in operating activities decreased from $1,656,896 to $2,042,064. The operation loss of $3,187,662 was partially offset by the noncash expenses such as $417,517 in depreciation, $115,359 in amortization, $388,048 in share-based compensation, $103,380 in interest expenses on promissory notes, $45,926 in lease interest expense, $57,323 in impairment of receivables, $177,200 from advance to supplier written off, $134,042 in impairment of assets held for sale, property, plant and equipment written off of $3,979, write down of inventories of $15,587, inventories written off of $5,978 and $21,316 from deposit on acquisition of subsidiary written off. In the operating assets and liabilities, the net increase of cash outflow in current assets such as other receivables, deposits and prepayments, inventories and accounts receivables and current liabilities such as accrued liabilities and other payables which are greater than the net increase of cash inflow in current liabilities such as, advances from related parties, and accounts payable which resulted in $368,297 negative cash flow effect adding to loss in operation and after offset by non-cash expenses , the final result of the cash flow used in operating activities was $2,042,064.

Net Cash Used In Investing Activities.

The net cash used by investing activity of $16,646 resulted from purchase of property, plant and equipment of $16,646 and placement of deposit in bank of $2,000,000 for the year ended June 30, 2024.

Net Cash Provided By Financing Activities.

The net cash provided by financing activities of $4,081,720 resulted from proceeds from shares issued and shares to be issued of $4,108,379, advance from other payables of $136,983 and net proceeds from drawdown of loans of $20,440, set off partially by repayments to lease liabilities and related interests of $138,156 and $45,926 for the year ended June 30, 2024 respectively.

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

FOR THE YEAR ENDED JUNE 30, 2024

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VERDE RESOURCES, INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Verde Resources, Inc. and its subsidiaries (the ‘Company’) as of June 30, 2024 and 2023, and the related consolidated statement of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years ended June 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has generated recurring losses and suffered from an accumulated deficit of $13,480,204 as of June 30, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Kuala Lumpur, Malaysia

October 16, 2024

VERDE RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2024	2023
ASSETS
Current asset:
Cash and cash equivalents	$279,137	$200,409
Deposit with banks	2,000,000	-
Accounts receivable	65,960	12,071
Inventories	309,144	96,036
Amounts due from related party	100	100
Advance to supplier	-	177,200
Prepayment	227,173	375,680
Other receivables and deposits	6,862	26,436

	2,888,376	887,932

Assets held for sale	606,043	-

Total current assets	3,494,419	887,932

Non-current assets:
Property, plant and equipment, net	2,916,006	4,009,090
Right of use assets, net	509,482	633,109
Intangible assets	33,160,631	33,191,991
Security deposit	80,000	80,000
Deposit paid for acquisition of subsidiaries	-	21,423

Total non-current assets	36,666,119	37,935,613

TOTAL ASSETS	$40,160,538	$38,823,545

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,250	$73,171
Other payables	517,189	504,995
Deposit and accrued liabilities	83,671	135,774
Finance lease liabilities	22,323	172,184
Finance lease liabilities – assets held for sale	603,252	-
Operating lease liabilities	24,881	20,768
Bank loan	211,440	191,000
Promissory notes	591,170	-
Amount due to director	4,188	9,660
Amounts due to related parties	327,867	369,729

Total current liabilities	2,478,231	1,477,281

Non-current liabilities:
Finance lease liabilities	86,565	608,455
Operating lease liabilities	4,602	29,483
Promissory notes	-	487,790

Total non-current liabilities	91,167	1,125,728

TOTAL LIABILITIES	2,569,398	2,603,009

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,199,358,251 and 1,176,200,278 issued and outstanding as of June 30, 2024 and 2023	1,199,358	1,176,200
Common stock, $0.001 par value; 22,887,025 and 0 shares to be issued as of June 30, 2024 and 2023	22,887	-
Common stock, $0.001 par value; 375,000 and 0 shares to be cancelled as of June 30, 2024 and 2023	(375)	-
Additional paid-in capital	49,921,380	45,415,958
Accumulated other comprehensive income	(71,906)	(79,192)
Accumulated deficit	(13,480,204)	(10,292,430)
Stockholders’ equity	37,591,140	36,220,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,160,538	$38,823,545

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2024	2023

Revenue, net	$96,584	$100,777

Cost of revenue	(62,978)	(238,153)

Gross profit (loss)	33,606	(137,376)

Operating expenses:
Selling, general and administrative expenses	(2,882,376)	(3,216,022)
Other operating expenses	(237,047)	-
Total operating expenses	(3,119,423)	(3,216,022)

LOSS FROM OPERATION	(3,085,817)	(3,353,398)

Other (expense) income:
Interest expense	(176,483)	(1,918,572)
Rental income	68,200	57,321
Other income	6,438	1,215,689
Total other expense, net	(101,845)	(645,562)

LOSS BEFORE INCOME TAXES	(3,187,662)	(3,998,960)

Income tax expense	(112)	-

NET LOSS	(3,187,774)	(3,998,960)

Other comprehensive income (loss):
- Foreign currency adjustment income (loss)	7,286	(821,651)

COMPREHENSIVE LOSS	$(3,180,488)	$(4,820,611)

Net loss per share
- Basic	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic	1,187,606,780	1,019,752,220
- Diluted	1,187,606,780	1,019,752,220

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,187,662)	$(3,998,960)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	417,517	254,852
Amortization	115,359	124,688
Stock-based compensation-consultants	252,369	519,671
Stock-based compensation-employee	135,679	-
Finance cost interest element of promissory notes (non-cash)	103,380	1,877,739
Lease interest expense	45,926	36,765
Fair value adjustment on convertible promissory notes	-	(194,865)
Deposit paid for acquisition of subsidiary written off	21,316	-
Impairment on trade receivables	27,481	-
Impairment on other receivables	29,842	-
Impairment on advance to supplier	177,200	-
Impairment on assets held for sale	134,042	-
Write down of inventories	15,587	-
Inventories written off	5,978	-
Property, plant and equipment written off	3,979	-
Gain on disposal of a subsidiary	-	(980,714)
Gain on disposal of property and equipment	-	(600)
Change in operating assets and liabilities:
Accounts receivable	(81,427)	7,785
Other receivables and deposits	(22,918)	(846)
Prepayments	(6,656)	(103,624)
Inventories	(235,677)	(13,850)
Accounts payables	19,725	75,768
Accrued liabilities and other payables	(38,272)	403,259
Advanced from director	(5,472)	(12,877)
Advanced from related parties	30,640	348,913
Net cash used in operating activities	(2,042,064)	(1,656,896)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	-	23,000
Deposit paid for acquisition of subsidiary	-	(21,423)
Net inflow from disposal of subsidiary	-	106,647
Net inflow on acquisition of subsidiary	-	1,140
Placement of deposit with bank	(2,000,000)	-
Purchase of property, plant and equipment	(16,646)	(497,302)
Net cash used in investing activities	(2,016,646)	(387,938)

Cash flows from financing activities:
Repayment to lease liabilities	(138,156)	(102,234)
Drawdown of bank loan	50,000	301,000
Repayment of bank loan	(29,560)	(110,000)
Advanced from other payables	136,983	-
Lease interest paid	(45,926)	(36,765)
Proceeds from issuance of common stock and common stock to be issued	4,108,379	1,576,280
Net cash provided by financing activities	4,081,720	1,628,281

Net change in cash and cash equivalent	23,010	(416,553)

Foreign currency translation adjustment	55,718	198,045

Net change in cash and cash equivalents	78,728	(218,508)

BEGINNING OF YEAR	200,409	418,917

END OF YEAR	$279,137	$200,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock to be	Common stock to be	Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	No. of shares	Amount	issued	cancelled	capital	income (loss)	deficit	equity

Balance as of July 1, 2022	819,188,055	$810,742	$8,446	$-	$22,945,190	$742,459	$(10,357,920)	$14,148,917

Shares issued to service provider	5,315,000	5,315	-	-	870,185	-	-	875,500
Stock issued for previously committed private placement	-	8,446	(8,446)	-	-	-	-	-
Shares issued for private placement	18,554,834	18,555	-	-	1,578,725	-	-	1,597,280
Shares issued arising from conversion of promissory notes	333,142,389	333,142	-	-	20,021,858	-	-	20,355,000
Fair value adjustment on conversion of promissory notes	-	-	-	-	-	-	4,064,450	4,064,450
Net loss for the year	-	-	-	-	-	-	(3,998,960)	(3,998,960)
Foreign currency translation adjustment	-	-	-	-	-	(12,631)	-	(12,631)
Cumulative translation adjustment transferred to profit/loss	-	-	-	-	-	(809,020)	-	(809,020)

Balance as of June 30, 2023	1,176,200,278	$1,176,200	$-	$-	$45,415,958	$(79,192)	$(10,292,430)	$36,220,536

Balance as of July 1, 2023	1,176,200,278	$1,176,200	$-	$-	$45,415,958	$(79,192)	$(10,292,430)	$36,220,536

Shares issued to service provider	1,000,000	1,000	-	-	99,000	-	-	100,000
Shares issued for private placement	22,662,899	22,663	-	-	2,128,544	-	-	2,151,207
Shares to be issued for private placement	21,988,335	-	21,988	-	2,145,012	-	-	2,167,000
Common stock subject to forfeiture		-	-	(1,175)	(175,105)	-	-	(176,280)
Shares cancelled	(800,000)	(800)	-	800	-	-	-	-
Shares to be issued to service providers	397,108	-	397	-	138,794	-	-	139,191
Shares to be issued to employee	501,580	-	502	-	135,177	-	-	135,679
Share based payment	-	-	-	-	-	-	-	107,040
Reissued of shares previously cancelled to service providers	295,076	295	-	-	-	-	-	295
Net loss for the year	-	-	-	-	-	-	(3,187,774)	(3,187,774)
Foreign currency translation adjustment	-	-	-	-	-	7,286	-	7,286

Balance as of June 30, 2024	1,222,245,276	$1,199,358	$22,887	$(375)	$49,921,380	$(71,906)	$(13,480,204)	$37,591,140

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Verde Resources, Inc. (the “We” or “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A..

We currently operate in the production and distribution of renewable commodities and real property holding. The Company has undergone a restructuring exercise to shift its focus towards renewable energy and sustainability development with the world faced with challenges of climate change and environmental dehydration.

As of June 30, 2024, the Company has the following subsidiaries:-

Name of subsidiary	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”)	Malaysia	Manufacturing and distribution of renewable agricultural commodities, and provision of consultation services related thereto	100%

Verde Renewables, Inc. (“VRI”)	State of Missouri, U.S.A.	Management of a processing and packaging facility	100%

Verde Life Inc. (“VLI”)	State of Oregon, U.S.A.	Distribution of THC-free cannabinoid (CBD) products [Operation terminated]	100%

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting firm provides PR, Branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri, U.S.A.	Holding real property	100%

Bio Resources Limited (“BRL”)	Labuan, Malaysia	Proprietor of pyrolysis technology	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

During the years ended June 30, 2024, and 2023, there are the major transactions, as below:

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

Effective March 30, 2023, Carl Craven voluntarily resigned from his position as Director of the Company. By resolution of the Board of Directors, Jack Wong was appointed Director of the Company for a one (1) year term, effective March 30, 2023. Jack Wong was to hold the Board position formerly held by Carl Craven.

Effective September 12, 2023, Jack Wong stepped down from his position as President of the Company, but remains as Chief Executive Office of the Company.

Effective September 12, 2023, the Board of Directors of the Company appointed Jack Wong, CEO and Director of the Company, as Chairman of the Board.

Subsequently, on January 23, 2024, Jack Wong stepped down from his position as Chairman of the Board, and Joseph Ambrose Lee was appointed Director and Chairman of the Board for a one year term.

Effective June 18, 2024, Joesph Ambrose Lee tendered his resignation as Director and Chairman of the Board. By resolution of the Board, Balakrishnan B S Muthu, Director and Chief Financial Officer of the Company, was appointed Chairman of the Board to replace Joesph Ambrose Lee effective June 18, 2024.

Effective October 1, 2023, the Company appointed Eric Bava and Andre van Zyl as Chief Operating Officer and Chief Technology Officer respectively to drive the Company’s climate-tech innovation.

Subsequently on May 15, 2024, Andre van Zyl stepped down from his position as Chief Technology Officer of the Company.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of plant and equipment, impairment of long-lived assets (including intangible assets, allowance for expected credit losses, revenue recognition, income tax provision, deferred taxes and uncertain tax position.

The inputs into the management’s judgments and estimates consider the geopolitical tension, inflationary and high-interest rate environment and other macroeconomic factors on the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

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

Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. Currently, the Company operates in three reportable operating segments.

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

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $279,137 and $200,409 in cash and cash equivalents at June 30, 2024 and 2023.

At June 30, 2024, and 2023, cash and cash equivalents consisted of bank deposits and petty cash on hands.

•	Deposits with bank

Deposits held for investments that are not debt securities are included in short-term investments in the consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments.

At June 30, 2024, the interest rates and maturies of deposits with bank is 4.64% per annum and 60 to 365 days respectively.

•	Accounts Receivable

Accounts receivables are recognized and carried at net realizable value. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of June 30, 2024, and 2023, the longest credit term for certain customers are 60 days.

At June 30, 2024 and 2023, the allowance for doubtful accounts for accounts receivables amounted to $27,481 and $0 respectively, and for other receivables amounted to $29,842 and $0 respectively.

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

As of June 30, 2024, and 2023, the write down of inventories amounted to $15,587 and $0 respectively, and inventories written off amounted to $5,978 and $0 respectively.

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

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Depreciation expense for the years ended June 30, 2024 and 2023 totaled $417,517 and $254,852, respectively.

Plant and machinery written off for the years ended June 30, 2024 and 2023 amounted to$3,979 and $0 respectively.

•	Intangible assets

Intangible assets acquired from third parties are measured initially at fair value and those with an infinite live are not amortized. The Company annually evaluates the recoverability of the infinite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is measured by a comparison of the carrying amounts to the future discounted cash flows the assets are expected to generate. If such a review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

As of June 30, 2024, and 2023, the Company did not record an impairment on the intangible assets.

•	Assets held for sale

The Company classifies assets as held-for-sale (“disposal group”) in the period when all of the relevant criteria to be classified as held for sale are met. These criteria include management’s commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. The fair values of disposal groups are estimated using accepted valuation techniques, including indicative listing prices. The Company considers historical experience, guidance received from third parties, and all information available at the time the estimates are made to derive fair value. Any loss resulting from the measurement is recognized in the period when the held for sale criteria are met. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held-for-sale are not amortized or depreciated.

The impairment loss on assets held for sale for the years ended June 30, 2024 and 2023 was $134,042 and $0 respectively.

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

There has been no impairment charge for the years ended June 30, 2024 and 2023.

•	Advance to Supplier

Advance to supplier is provided for the provision of goods and services and they are secured either by a security deposit or a legally enforceable right to recover.

As of June 30, 2024, and 2023, the Company recorded a write-off of $177,200 and $0 respectively.

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

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

The Company recognized no impairment of ROU assets as of June 30, 2024, and 2023.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the consolidated balance sheets at June 30, 2024 and 2023.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the years ended June 30, 2024, and 2023.

•	Foreign Currencies Translation

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	June 30, 2024	June 30, 2023
Year-end MYR:US$ exchange rate	4.71717	4.66795
Annualized average MYR:US$ exchange rate	4.69230	4.50684

•	Comprehensive Income

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

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment arrangements related to the acquisition of goods and services from both non employees and employees based on fair values of the shares to be issued estimated at grant date. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Fair value is determined based on the estimated market prices of the Company’s common stock at the respective issuance date in accordance with ASC 718, taking into consideration the volatility of the market price of the shares, the terms of the instruments and the conditions upon which they were granted.

During the financial year ended June 30, 2024 and 2023, $252,369 and $519,671 respectively, were recorded as share based compensation for non employees.

During the financial year ended June 30, 2024 and 2023, $135,679 and $0 respectively, were recorded as share based compensation for an employee.

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

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

During the year ended June 30, 2024, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

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

-

Higher allowance on financial guarantee reserve and finance lease receivable levels and related deferred tax assets. While different asset types will be impacted differently, the expectation is that reserve levels will generally increase across the board for all financial firms.

-	Increased reserve levels may lead to a reduction in capital levels.

-

As a result of higher reserving levels, the expectation is that CECL will reduce cyclicality in financial firms’ results, as higher reserving in “good times” will mean that less dramatic reserve increases will be loan related income (which will continue to be recognized on a periodic basis based on the effective interest method) and the related credit losses (which will be recognized upfront at origination). This will make periods of loan expansion seem less profitable due to the immediate recognition of expected credit losses. Periods of stable or declining loan levels will look comparatively profitable as the income trickles in for loans, where losses had been previously recognized.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; this ASU allows for early adoption.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively; this ASU allows for early adoption.

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

The Company has generated recurring losses and suffered from an accumulated deficit of $13,480,204 as of June 30, 2024.

The Company’s ability to continue as a going concern over the next twelve months depends on the successful validation and certification of its Net Zero road construction blueprint by the National Center for Asphalt Technology (NCAT) and its adherence to established carbon removal and avoidance methodologies. Achieving these milestones will enable the Company to generate revenue through the commercial licensing of the blueprint, royalties from biochar-asphalt mix designs, carbon credits, and sales of biochar and bio-fuel. On August 8th, CRH, the largest building materials company in North America and Europe, listed on both the NYSE and the London Stock Exchange, announced through its investment arm, CRH Ventures, that it has selected the Company to scale up its biochar-asphalt technology for commercialization.

There can be no assurance that the Company will be successful in its plans described above.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 4 - BUSINESS SEGMENT INFORMATION

Currently, the Company has three reportable business segments:

(i)	Production and distribution of renewable commodities;
(ii)	Holding of real property; and
(iii)	Licensor of proprietary pyrolysis technology.

In the following table, revenue is disaggregated by primary major product line. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the years ended June 30, 2024, and 2023:

	Year ended June 30, 2024
	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$91,356	$-	$-	$5,228	$96,584
Cost of revenue	(58,343)	-	-	(4,635)	(62,978)
Gross profit	33,013	-	-	593	33,606
Selling, general & administrative expenses	(1,985,104)	(110,294)	(4,466)	(782,512)	(2,882,376)
Other operating expenses	(237,047)	-	-	-	(237,047)
Loss from operations	(2,189,138)	(110,294)	(4,466)	(781,919)	(3,085,517)
Interest expense	(59,566)	-	-	(116,917)	(176,483)
Rental income	-	68,200	-	-	68,200
Other income	1,735	-	227	4,476	6,438
Loss before income tax	(2,246,969)	(42,094)	(4,239)	(894,360)	(3,187,662)
Income tax	-	-	-	(112)	(112)
Net loss	$(2,246,969)	$(42,094)	$(4,239)	$(894,472)	$(3,187,774)

Total assets at June 30, 2024	$7,922,462	$1,201,186	$30,193,231	$843,659	$40,160,538

	Year ended June 30, 2023
	Gold mineral mining	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$-	$92,995	$-	$-	$7,782	$100,777
Cost of revenue	-	-	(235,704)	-	-	(2,449)	(238,153)
Gross loss	-	-	(142,709)	-	-	5,333	(137,376)
Selling, general & administrative expenses	(245,565)	(2,875)	(1,688,983)	(158,260)	(13,802)	(1,106,537)	(3,216,022)
Loss from operations	(245,565)	(2,875)	(1,831,692)	(158,260)	(13,802)	(1,101,204)	(3,353,398)
Interest expense	-	-	(36,765)	-	-	(1,881,807)	(1,918,572)
Rental income	-	-	-	57,321	-	-	57,321
Other income	35,596	-	1,109	-	2,439	1,176,545	1,215,689
Loss before income tax	(209,969)	(2,875)	(1,867,348)	(100,939)	(11,363)	(1,806,466)	(3,998,960)
Income tax	-	-	-	-	-	-	-
Net loss	$(209,969)	$(2,875)	$(1,867,348)	$(100,939)	$(11,363)	$(1,806,466)	$(3,998,960)

Total assets at June 30, 2023	$-	$215,929	$6,293,027	$1,236,128	$30,194,966	$883,495	$38,823,545

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended June 30,
	2024	2023

Malaysia	$34,024	$32,134
United States	62,560	68,643
	$96,584	$100,777

NOTE 5 - INVENTORIES

Inventories as of June 30, 2024 and 2023 consisted of the following:

	As of June 30,
	2024	2023

Manufactured bio produce	$70,560	$96,036
Trading goods	238,584	-
	$309,144	$96,036

Trading goods represent bio asphalt products purchased from an external supplier.

NOTE 6 – ADVANCE TO SUPPLIER

This represents advance to a supplier for the supply of THC-free cannabinoid (CBD) products pursuant to an agreement dated July 7, 2021 and are secured by a security deposit with legally enforceable right to recover. The advance has been written off during the year ended June 30, 2024 following the expiration of product supply agreement on July 6, 2024.

NOTE 7 – OTHER RECEIVABLE, DEPOSITS AND PREPAYMENTS

Other receivable, deposits and prepayments as of June 30, 2024 and 2023 consisted of the following:

	As of June 30,
	2024	2023
Deposits	4,775	16,795
Other receivables	31,929	9,641
	36,704	26,436
Less: impairment on other receivables	(29,842)	-
Other receivables and deposits, net	6,862	26,436
Prepayments	121,468	192,149
Prepaid share based compensation	105,705	183,531
	$234,035	$402,116

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at June 30, 2024 and 2023 is as follows:

	As of June 30,
	2024	2023

Land and building	$1,258,360	$1,258,360
Plant and machinery	2,289,794	2,291,724
Office equipment	6,168	6,168
Computers	13,908	5,415
Motor vehicles	777,457	708,051
Furniture and fittings	16,359	12,935
Renovation	4,431	-
	4,366,477	4,282,653
Less: accumulated depreciation	(688,600)	(273,757)
Less: Accumulated impairment	(134,042)	-
Less: transfer to assets held for sale	(606,043)	-
Less: written off	(3,957)	-
Foreign exchange adjustment	(17,829)	194
	$2,916,006	$4,009,090

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Depreciation expense for the years ended June 30, 2024 and 2023 totaled $417,517 and $254,852, respectively.

Plant and machinery written off for the years ended June 30, 2024 and 2023 amounted to$3,979 and $0 respectively.

Land and building with net carrying amount of $701,817 at June 30, 2024 and $723,981 at June 30, 2023 was pledged to a financial institution for facilities granted.

Plant and machinery and motor vehicles with carrying values of $7,688 and $98,362 ($295,701 and $553,674 at June 30, 2023) are acquired under financing arrangements.

The fair value less cost of assets held for disposal was less than the net carrying amount, and impairment loss of $134,042 has been recognised during the financial year end.

NOTE 9 –INTANGIBLE ASSETS

The intangible assets comprise (i) a global intellectual property (“IP”) of $30,192,771 known as “Catalytic Biofraction Process”, whereby, subsidiary Bio Resources Limited (“BRL”) is the beneficial and/or registered proprietor and (ii) an exclusive licence assigned to Verde Malaysia for the operation of the IP in the state of Sabah, Malaysia of MYR 14,000,000 ($2,967,860).

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

During the annual impairment assessment, a quantitative assessment was conducted, which involved estimating the fair value of the asset using the income approach. The results indicated that the carrying amount of the asset was not impaired, and therefore no impairment loss was recognized for the period.

Key assumptions in the quantitative assessment included:

●	Discount Rate: 9%

●	Plant daily capacity: The plant daily capacity is 0.8 MT per hour for the existing plant and 2.5 MT per hour for the additional new plants that will be commissioned.

●	Additional plants: One new biofraction plant with a 3.0 MT/hour production rate will be added every year from FYE2027 up to FYE 2034.

●	Projected Production and Sales: Based on a ten-year forecast. Production and sales volumes are linked to the plants in operation for each year in the forecasted period based on the output yield percentages.

●	Inflation: 2%

The use of the estimates in the quantitative assessment are highly judgmental and actual results may differ significantly from what is currently assessed.  Accordingly, fluctuations in any of the key attributes may result in a significant change in the projected cash flows underlying the quantitative assessment, which could have a material impact on the assessed values of the Intangible Asset.

NOTE 10 – ASSETS HELD FOR SALE

At June 30,2024 and 2023, assets held for sale are as follows:

	As of June 30,
	2024	2023

Plant and machinery	$213,494	$-
Motor vehicles	392,549	-
	$606,043	$-

On June 27 2023, the Company through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), a company incorporated in the State of Missouri, U.S.A, entered into a Consignment Contract with ED’s Machinery LLC (“EDM”) to dispose plant and machinery and motor vehicles with a carrying amount of $606,043. The disposal is pending completion as at June 30,2024 and thus the assets have been presented separately in the balance sheets as assets held for sale.

The disposal of assets with carrying values totaling USD580,989 was subsequently completed in August 2024. The remaining assets are expected to be disposed by December 2024.

Plant and machinery and motor vehicles with carrying values of $168,994 and $350,217 were acquired under financing arrangements.

NOTE 11 - DEPOSITS PAID

At June 30, 2024 and 2023, deposits consist of the following:

	As of June 30,
	2024	2023
Deposits paid for acquisition of subsidiaries
- Vata VM Synergy (M) Sdn Bhd (“VATA”) (#1)	$-	$21,423

Security deposit
- Factory site (#2)	$80,000	$80,000

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

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The SSA Agreement, however, has since been terminated on the basis of non-disclosure of material information by the Vendors, and the deposits written off during the year ended June 30, 2024.

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

NOTE 12 - MINING RIGHT

A lump sum payment of MYR260,500 ($62,260) was made for a mining right over a period of 2 years up to June 13, 2023. The mining right was amortized on a straight-line basis over the term of the right. Nevertheless, on April 20, 2023, the subsidiary, CSB, to whom the right belongs, was disposed.

The table below presents the movement of the right as recorded on the balance sheets.

	As of June 30,
	2024	2023

Balance as at the July 1, 2023 and July 1, 2022	$-	$27,088
Amortization charge for the year	-	(21,832)
Foreign exchange adjustment	-	(363)
Disposal of subsidiary	-	(4,893)
Balance as of June 30, 2024 and June 30, 2023	$-	$-

Amortization charge of mining right was $0 and $21,832 for the year ended June 30, 2024 and 2023, respectively.

NOTE 13 – BANK LOAN

The bank loan represents a rolling facility to a maximum principal of $250,000 and is secured by deed of trusts from VRDR, land and building of VEL and a subsidiary who act as guarantor for the performance of debts. The interest on loan is fixed at 5.25%. per annum.

For the year ended June 30, 2024 and 2023, the interest expense amounted to $13,640 and $1,421 respectively.

NOTE 14 - AMOUNTS DUE TO RELATED PARTIES AND DIRECTOR

The following breakdown of the balances due to related parties and director, consisted of:-

	As of June 30,
	2024	2023
Amount due to related parties
Borneo Oil Corporation Sdn (“BOC”) (#1)	$70,677	$57,125
Borneo Oil Berhad (“BOB”) (#1)	3,007	70,711
Taipan International Limited (#2)	119,153	119,153
Borneo Energy Sdn Bhd (#1)	14,599	14,770
Victoria Capital Sdn Bhd (#3)	93,270	107,970
UnitiMart Sdn Bhd (4#)	7,782	-
Makin Teguh Sdn Bhd (4#)	19,379	-
	$327,867	$369,729

Amount due to director
Mr. Jack Wong (#5)	$4,188	$9,660

(#1) Borneo Energy Sdn Bhd is a wholly owned subsidiary of Borneo Oil Corporation Sdn Bhd (“BOC”) and BOC is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.2% of the Company’s issued and outstanding common stock as of June 30, 2024). The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#2) Taipan International Limited who, pursuant to the disposal of BRL to the Company, became one of the shareholders of the Company and held 32.5% of the Company’s issued and outstanding Common Stock as of June 30, 2024. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(#3) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company, and held 0.2% of the Company’s issued and outstanding Common Stock as of June 30, 2024. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#4) Borneo Oil Berhad (“BOB”) is ultimate holding company of UnitiMart Sdn. Bhd., and held 13.2% of the Company’s issued and outstanding common stock as of June 30, 2024. Makin Teguh Sdn Bhd is associates of BOB.

(#5) Mr. Jack Wong is the President and Chief Executive of the Company effective October 1, 2022. Effective March 30, 2023, Jack Wong was appointed Director of the Company for a one (1) year term, effective March 30, 2023. Jack Wong will hold the Board position formerly held by Carl Craven. On September 12, 2023, Jack Wong stepped down from his position as President of the Company, but remains as Chief Executive Office of the Company. By Waiver and Consent of Shareholders, Jack Wong was re-elected Director of the Company, effective March 30, 2024.

NOTE 15 - PROMISSORY NOTES

	June 30	June 30
	2024	2023
Promissory Notes (#1)	$-	$-
Promissory Notes (#2)- related party	591,170	487,790
	$591,170	$487,790

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	June 30	June 30
	2024	2023
Balance at the beginning of year	$487,790	$18,484,028
Promissory notes issued to related party at fair value (#2)	-	481,023
Interest expense #1	-	1,870,972
Interest expense #2	103,380	6,767
Converted to Company’s restricted Common Stock	-	(20,355,000)
Balance at the end of year	$591,170	$487,790

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

(#2) On March 13, 2023, the Company and its indirect wholly-owned subsidiary CSB entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s account payable to a related party, Borneo Oil Corporation Sdn Bhd (“BOC”) by way of the issuance on March 13, 2023 of a two year term Promissory Notes with the face value (principal) amount of $675,888, and bearing 2% coupon interest. The Notes are repayable by May 12, 2025, either in cash or by the issuance of the Company’s restricted Common Stock priced at $0.07 per share at the discretion of the holder of the Promissory Note. The fair value of the Promissory Notes of $ 481,023 was calculated using the net present value of estimated future cash flows with the assumptions of risk free rate at 4.03%, credit spread of 11.6% and liquidity risk premium of 5.6%. On August 16, 2024, the Company entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total amount of $675,888 into 9,655,542 shares of the Company’s restricted Common Stock at the agreed conversion price of $0.07 per share for issuance on August 16, 2024. A total of 9,655,542 shares of the Company’s restricted Common Stock were issued on August 16, 2024 to Borneo Oil Berhad, the appointed nominee of the Creditor, to settle in full the total of USD 675,888 of CSB’s account payable to the Creditor.

The Company recorded accretion of liability on promissory notes of $103,380 and $0 and presented as interest expense on promissory notes for the year ended June 30, 2024 and 2023, respectively. Interest on promissory notes at 2% were $13,536 and $0 for the year ended June 30, 2024 and 2023 respectively.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 16 - LEASES

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	As of June 30,
	2024	2023

Assets
Right-of-use asset (#1)	$720,000	$720,000
Right-of-use asset (#2)	64,910	64,910
Total RoU assets	$784,910	$784,910
Less: Amortisation	(275,428)	(151,801)
	509,482	633,109

Liabilities
Current:
Operating lease liabilities	$24,881	$20,768
Finance lease liabilities	22,323	172,184

Finance lease liabilities – assets held for disposal	603,252	-

Non-current:
Operating lease liabilities	4,602	29,483
Finance lease liabilities	86,565	608,455

Total lease liabilities	$741,623	$830,890

As of June 30, 2024, right-of-use assets were $509,482 and lease liabilities were $741,623.

As of June 30, 2023, right-of-use assets were $633,109 and lease liabilities were $830,890.

For the year ended June 30, 2024 and 2023, the amortization charge on right-of-use assets was $123,625 and $117,517, respectively.

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

The accretion of lease liability for the year ended June 30, 2024 and 2023, were $7,471 and $8,873, respectively.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the years.

	Years ended June 30,
	2024	2023

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$45,926	$36,765

Operating lease cost:
Operating lease expense (per ASC 842)	131,096	126,388

Total lease expense	$177,022	$163,153

Components of Lease Expense

The Company recognizes operating lease expense on a straight-line basis over the term of the operating leases, comprising interest expense determined using the effective interest method, and amortization of the right-of-use asset, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Finance lease expense comprise of interest expenses determined using the effective interest method.

Future Contractual Lease Payments as of June 30, 2024

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and thereafter ending June 30:

Years ending June 30,	Operating and finance lease amount

2025	$784,877
2026	24,771
2027	24,771
2028	23,674
2029	4,836
Total minimum finance lease liabilities payment	862,929
Less: interest	(121,306)

Present value of lease liabilities	$741,623

Representing:-
Current liabilities	$650,456
Non-current liabilities	91,167
$741,623

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 17 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 Common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no preferred shares outstanding as of June 30, 2024, and 2023.

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

The cancellation of shares was completed on March 28, 2024 and subsequently 128,409 restricted common shares were re-issued to Steven Sorhus on May 24, 2024.

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

On September 12, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) entered into a Service and Stock Cancellation Agreement with Y M Tengku Chanela Jamidah Y A M Tengku Ibrahim to cancel the Services Agreement dated November 30, 2022. Pursuant to the Service Agreement, 500,000 restricted common shares were issued at $0.20 on December 31, 2022 totaling $100,000. With the Service and Stock Cancellation Agreement, these shares were to be cancelled and subsequently 166,667 restricted common shares were to be re-issued at the same price for services rendered till cancellation.

The cancellation of shares was completed on March 28, 2024 and subsequently 166,667 restricted common shares were re-issued to Y M Tengku Chanela Jamidah Y A M Tengku Ibrahim on May 24, 2024.

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

Subsequently on January 31, 2024, the Company issued 1,000,000 restricted common shares to Donald R. Fosnacht.

On November 22, 2023, the Company issued a total of 14,931,624 restricted Common Shares comprising 11,538,461 restricted Common Shares for $1,050,000 at $0.091 per share to five non-US shareholders, 100,000 restricted Common Shares for $10,000 at $0.10 per share to one non-US shareholder, 1,943,163restricted Common Shares for $176,828 at $0.091 per share to ten US shareholders and 1,350,000 restricted Common Shares for $135,000 at $0.10 per share to nine US shareholders.

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

On April 15, 2024, the Company issued a total of 3,055,555 restricted Common Shares to four US shareholders, in which 2,300,000 restricted Common Shares were issued at $0.10 per share to two US shareholders, 200,000 restricted Common Shares were issued at $0.091 per share to one US shareholder, and 555,555 restricted Common Shares were issued at $0.09 per share to one US shareholder.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On April 20, 2024, the Company entered into two Services Agreements with Dr. Nam Tran and Dr. Raymond Powell to engage them as National Implementation Experts for its wholly-owned subsidiary Verde Renewables, Inc. to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the Agreements. Under the Agreements, the Company will pay Dr. Nam Tran and Dr. Raymond Powell each by the issuance of 3,000,000 shares of the Company’s restricted Common Shares in three tranches of 1,000,000 shares each on or before July 31, 2024, October 31, 2025 and October 31, 2026 respectively.

Subsequently on July 31, 2024, the Company issued 1,000,000 of the Company’s restricted Common Shares each to Dr. Nam Tran and Dr. Raymond Powell as part of the compensation package for their services to be rendered for the period from May 1, 2024 to April 30, 2025 as stated in their Services Agreements.

On June 1, 2024, the Company entered into a multi-year Services Agreement with Dale Ludwig to engage him as Strategic Advisor for the Company and all its subsidiaries, to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company's technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development. Pursuant to the Agreement, the Company agreed to issue a total of 2,000,000 restricted shares of the Company’s common stock to Dale Ludwig over three tranches of 700,000 shares on or before August 31, 2024, 700,000 shares on or before October 31, 2025 and 600,000 shares on or before October 31, 2026.

Subsequently on August 8, 2024, the Company issued 700,000 of the Company’s restricted Common Shares to Dale Ludwig as part of the compensation package for their services to be rendered for the period from June 1, 2024 to April 30, 2025 as stated in the Services Agreement.

On August 30, 2024, the Company issued 670,000 of the Company’s restricted Common Shares to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Employment Agreement that the Company entered into with Eric Bava on October 1, 2023 for his first year of service from October 1, 2023 to September 30, 2024.

There were 1,199,358,251 and 1,176,200,278 shares of common stock issued and outstanding at June 30, 2024 and 2023, respectively.

The Company has no stock option plan, warrants, or other dilutive securities as at June 30, 2024 and 2023 other than stocks committed to be issued of 2,700,000 and 670,000 to non employees and an employee respectively.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 18 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the respective years:

	Years ended June 30,
	2024	2023

Net loss	$(3,187,774)	$(3,998,960)

Weighted average common shares outstanding:
- Basic	1,187,606,780	1,019,752,220
- Diluted	1,187,606,780	1,019,752,220

Net loss per share:
- Basic	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)

# less than $0.005

For the years ended June 30, 2024, and 2023, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position.  Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

The Company has no potentially dilutive securities, such as, options or warrants, currently issued and outstanding.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 19 - INCOME TAX

For the years ended June 30, 2024, and 2023, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended June 30,
	2024	2023

Tax jurisdiction from:
- Local (US regime)	$(2,444,654)	$(3,795,326)
- Foreign, including
British Virgin Island	(160,538)	594,580
Malaysia	(578,231)	(786,851)
Labuan, Malaysia	(4,239)	(11,363)

Loss before income taxes	$(3,187,662)	$(3,998,960)

The provision for income taxes consisted of the following:

Years ended June 30,
	2024	2023

Current tax:	$-	$-
- Local	-	-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

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

The Company has provided for a full valuation allowance against the deferred tax assets of $1,439,384 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $6,854,210 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018, are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely.  However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the years ended June 30, 2024, and 2023, there were no operating income in US tax regime.

BVI

Under the current BVI law, VRAP is not subject to tax on income.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

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

Malaysia

The Company’s subsidiaries, Verde Malaysia and Wision is registered in Malaysia and are subject to the Malaysia corporate income tax at a standard income tax rate of 24% on chargeable income.

The operation in Malaysia incurred $854,275 of cumulative net operating losses as of June 30, 2024 which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $205,026 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Years ended June 30,
	2024	2023

Loss before income taxes	$(578,231)	$(786,851)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(138,775)	(188,844)
Non-deductible items	52,249	26,603
Tax losses unable to be carried forward	1,017	2,727
Net operating loss	85,509	159,514
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	As of June 30,
	2024	2023

Deferred tax assets:
Net operating loss carry forwards, from
US tax regime	$1,439,384	$1,079,890
Malaysia tax regime	205,026	113,516
Less: valuation allowance	(1,644,410)	(1,193,406)
Deferred tax assets, net	$-	$-

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

NOTE 20 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended June 30, 2024, and 2023, $10,064 and $19,961 contributions were made accordingly.

NOTE 21 – SHARES ISSUED TO NON EMPLOYEE AND EMPLOYEE

On December 15, 2022, the Company entered into a Services Agreement with Looi Pei See (the “Looi Pei See Agreement”) to engage her as a consultant to develop the retail markets for the Company’s products and services in Malaysia and Singapore. The Company will pay Looi Pei See by the issuance of 1,140,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) on or before December 31, 2022. The shares were issued on December 31, 2022 for service period from December 15, 2022 to December 14, 2025. The fair value of 1,140,000 shares was $228,000 which calculated based on stock price of $0.20 per share on December 15, 2022 (date of issuance) and is being amortised over the service period. During the year ended June 30, 2024, the Company charged $77,338 to selling, general and administrative expenses as consulting expenses.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted common stock, par value $0.001 per share (the “Common Stock”) on or before January 31, 2024. The term of the Agreement will remain effective until December 31, 2025 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. The fair value of 1,000,000 shares was $134,000 which calculated based on stock price of $0.134 per share on January 31, 2024 (date of issuance) and is being amortised over the service period. During the year ended June 30,2024, the Company charged $42,157 to selling, general and administrative expenses as consulting expenses.

On April 20, 2024, the Company entered into two Services Agreements (the “Agreements”) with Dr. Nam Tran and Dr. Raymond Powell to engage them as National Implementation Experts for its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the Agreements. Under the Agreements, the Company will pay Dr. Nam Tran and Dr. Raymond Powell each by the issuance of 3,000,000 shares of the Company’s restricted Common Shares in three tranches of 1,000,000 shares each on or before July 31, 2024, October 31, 2025 and October 31, 2026 respectively. The term of the Agreements will remain effective until April 30, 2027 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the respective addendum to Service Agreement dated June 29, 2024, each tranche of shares to be issued is compensation for each service period of 12 months beginning from May 1, 2024, May 1, 2025 and May 1, 2026 respectively. The fair value of first 1,000,000 shares was $360,000 each, calculated based on stock price of $0.36 per share on July 31,2024 (date of issuance) and is being amortised over the respective service period. During the year ended June 30, 2024, the Company charged a total of $120,329 to selling, general and administrative expenses as consulting expenses.

On June 1, 2024, the Company entered into a multi-year Services Agreement (the “Agreement”) with Dale Ludwig to engage him as Strategic Advisor for the Company and all its subsidiaries, to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company's technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development. Pursuant to the Agreements, the Company agreed to issue a total of 2,000,000 restricted shares of the Company’s common stock to Dale Ludwig over three tranches of 700,000 shares on or before August 31, 2024, 700,000 shares on or before October 31, 2025 and 600,000 shares on or before October 31, 2026.  Pursuant to the addendum to Service Agreement dated June 29, 2024, each tranche of shares to be issued is compensation for each service period beginning 11 months from June 1, and 12 months from 2024, May 1, 2025 and May 1, 2026 respectively. The fair value of first 700,000 shares was $210,000, calculated based on stock price of $0.30 per share on August 8,2024 (date of issuance) and is being amortised over the service period. During the year ended June 30, 2024, the Company charged $18,862 to selling, general and administrative expenses as consulting expenses.

The Company agreed to issue 670,000 of the Company’s restricted Common Shares to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Employment Agreement upon completing each full year of service. The term of the Agreements will remain effective until September 30, 2027. On August 30, 2024, the Company issued 670,000 of the Company’s restricted Common Shares to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Employment Agreement that the Company entered into with Eric Bava on October 1, 2023. The fair value of 670,000 shares was $181,235 which calculated based on stock price of $0.2705 per share on August 30, 2024 (date of issuance) and is being amortised over the service period from October 1, 2023 to September 30, 2024. During the year ended June 30,2024, the Company charged $135,678 to selling, general and administrative expenses as salary expenses.

On July 31,2024, Verde Renewables, Inc, a wholly owned subsidiary of the Company, entered into Service Agreement with Jeremy P. Concannon (Chief Growth Officer (“CGO”) of the Company effective from August 1, 2024). Pursuant to the Services Agreement, the Company agreed to issue a total of 4,050,000 restricted shares of the Company’s common stock to Jeremy P. Concannon over three tranches of 1,350,000 shares each on or before August 31, 2024, August 31, 2025 and August 31, 2026 respectively.  The term of the Agreements will remain effective until September 30, 2027 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the addendum to Service Agreement dated September 27, 2024, each tranche of shares to be issued as compensation for each service period beginning 12 months from August 1, 2024 and 2025 and for 14 months from August 1, 2026 to September 30, 2027 respectively.

During the year ended June 30, 2024, pursuant to the service and stock cancellation agreements signed with Y M Tengku Chanela Jamidah Y A M Tengku Ibrahim, Steven Sorhus and EMGTA LLC, there was a net reversal of consulting fees previously recognized of $6,317.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 22 - RELATED PARTY TRANSACTIONS

	For the Years ended
	June 30,
	2024	2023
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#1)	$4,071	$12,238
BOC (#2)	$-	$2,062
SB Resorts Sdn Bhd (#2)	$25,441	$-
Rental income:
Mr. Jack Wong (#3)	$60,000	$49,121
Site expenses:
Warisan Khidmat Sdn Bhd (#4)	$-	$9,776
Professional services provided by:
Warisan Khidmat Sdn Bhd (#4)	$17,905	$18,652
Interest expense paid to:
BOC (#2)	$13,536	$4,068
Rental expense paid to:
SB Resorts Sdn Bhd (#2)	$1,918	$-

Related party balances:
	June 30,
	2024	2023
Advanced from related parties
BOC (#2)	$70,677	$57,125
Borneo Oil Berhad (“BOB”) (#1)	$3,007	$70,712
Borneo Energy Sdn Bhd (#1)	$14,599	$14,770
Taipan International Limited (#5)	$119,153	$119,153
Victoria Capital Sdn Bhd (#6)	$93,270	$107,970
UnitiMart Sdn Bhd (9#)	$7,782	$-
Makin Teguh Sdn Bhd (9#)	$19,379	$-

Trade payables
Warisan Khidmat Sdn Bhd (#4)	$1,484	$-
BOC (#2)	$462	$467
J. Ambrose & Partners (#7)	$716	$724

Advanced to related party
Vetrolysis Limited (#8)	$100	$100

Trade receivables
Borneo Eco Food Sdn Bhd (#2)	$-	$901
J. Ambrose & Partners (#7)	$250	$253
SB Resorts Sdn Bhd (#2)	$25,291	$-

Other payables
J. Ambrose & Partners (#7)	$48,122	$48,650
SB Supplies & Logistic Sdn Bhd (#1)	$5,936	$5,998
SB Resorts Sdn Bhd (#2)	$2,120	$-
Borneo Eco Food Sdn Bhd (#2)	$1,039	$-

Promissory notes issued to related party
BOC (#2)	$591,170	$487,790

(#1) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn Bhd and SB Supplies & Logistic Sdn Bhd, and held 13.2% of the Company’s issued and outstanding common stock as of June 30, 2024.

(#2) SB Resorts Sdn Bhd and Borneo Oil Corporation Sdn Bhd (“BOC”) are wholly owned subsidiaries of Borneo Oil Berhad (“BOB”) (holding 13.2% of the Company’s issued and outstanding common stock as of June 30, 2024). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#3) Mr. Jack Wong was the President and Chief Executive of the Company effective October 1, 2022. Effective March 30, 2023, Carl Craven voluntarily resigned from his position as Director of the Company. By resolution of the Board of Directors, Jack Wong was appointed Director of the Company for a one (1) year term, effective March 30, 2023. Jack Wong will hold the Board position formerly held by Carl Craven. On September 12, 2023, Jack Wong stepped down from his position as President of the Company, but remains as Chief Executive Office of the Company. By Waiver and Consent of Shareholders, Jack Wong was re-elected Director of the Company, effective March 30, 2024.

(#4) Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by a Director of Verde Malaysia.

(#5) Taipan International Limited is one of the shareholders of the Company, and held 32.5% of the Company’s issued and outstanding Common Stock as of June 30, 2024.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(#6) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company and held 0.2% of the Company’s issued and outstanding Common Stock as of June 30, 2024.

(#7) Datuk Joseph Lee Yok Min, an indirect significant shareholder, is a partner of J. Ambrose & Partners. The advances received are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.  Mr. Joseph Ambrose Lee who was also appointed as a Director and Chairman of the Board of Directors of the Company effective January 23, 2024, is also the Managing Director of BOB. On February 6, 2024, by resolution of the Board of the Company, Joseph Ambrose Lee appointed as a member of the newly formed Management Committee of the Board. Subsequently on June 18, 2024, Joesph Ambrose Lee tendered his resignation as Director and Chairman of the Board and member of the Management Committee of the Company.

(#8) Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited.

(#9) Borneo Oil Berhad (“BOB”) is ultimate holding company of UnitiMart Sdn. Bhd., and held 13.2% of the Company’s issued and outstanding common stock as of June 30, 2024. Makin Teguh Sdn Bhd is associates of BOB.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

NOTE 23 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers and major vendors

For the years ended June 30, 2024, there was 2 customers whose revenue exceeded 10% of the revenue in the segment of production and distribution of renewable commodities.

	Revenue June 30, 2024		Accounts Receivable June 30, 2024
	USD	%	USD

Customer A	$62,560	64.8%	62,560
Customer B*	25,441	26.3%	25,441

* impaired and represents a related party.

For the year ended June 30, 2023 there were no customers which exceeded 10% of revenue for the period.

For the years ended June 30, 2024, there was 2 vendors whose revenue exceeded 10% of the revenue in the segment of production and distribution of renewable commodities

	Direct Costs June 30, 2024		Accounts Payable June 30, 2024
	USD	%	USD

Vendor A	118,621	45%	118,621
Vendor B	135,200	51%	-

For the year ended June 30, 2023 there were no vendors which exceeded 10% of direct costs for the period.

(b)	Economic and political risk

The Company’s major operations are conducted in U.S.A. and Malaysia. Accordingly, the political, economic, and legal environments in U.S.A. and Malaysia, as well as the general state of U.S.A. and Malaysia’s economy may influence the Company’s business, financial condition, and results of operations.

Further, the escalation tensions in the Middle East, including the continuing Russian – Ukraine conflict may impact the global economic situation, which indirectly may impact the Company’s operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of losses for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of MYR converted to USD on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 24 - COMMITMENTS AND CONTINGENCIES

Future commitments with regards to repayment of lease liabilities are disclosed in Notes 16.

Apart from the above, as of June 30, 2024, the Company had the following commitments:

a) commitment to issue restricted Common Shares to the following service provider on or before October 31, 2026, for services to be performed pursuant to the Service Agreements signed with non employees as disclosed in Note 17:

Number of shares to be issued
FYE 2025
Nam Tran	1,000,000
Raymond Powell	1,000,000
Dale Ludwig	700,000
2,700,000
FYE 2026 and 2027
Nam Tran	2,000,000
Raymond Powell	2,000,000
Dale Ludwig	1,300,000
5,300,000

b) commitment to repay Promissory Notes with the face value (principal) amount of $675,888, bearing 2% coupon interest by issuance of 9,655,542 shares of the Company’s restricted Common Shares priced at $0.07 per share as disclosed in Note 15.

c) commitment to cancel 375,000 restricted common shares pursuant to the Service Agreement signed and Service and Stock Cancellation Agreement as disclosed in Note 17.

d) commitment to issue restricted Common Shares, comprising of 3,183,335 restricted Common Shares at $0.09 per share to six US shareholders, 3,000,000 restricted Common Shares at $0.10 per share to three non-US shareholders and 15,805,000 restricted Common Shares at $0.10 per share to forty-two US shareholders.

e) Quarterly committed payments of $50,000 from September 2024 to March 2025, and $62,500 from June 2025 to September 2026 to support a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” pursuant to an agreement entered with The National Center for Asphalt Technology at Auburn University ("NCAT") on June 27, 2024.

f) commitment to issue 670,000 of the Company’s restricted Common Shares to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Employment Agreement that the Company entered into with Eric Bava on October 1, 2023 for his first year of service from October 1, 2023 to September 30, 2024.

As of June 30, 2024, the Company has no material contingencies.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 25- SUBSEQUENT EVENTS

On July 24, 2024, the Company issued 3,194,443 restricted Common Shares for $287,500 at $0.09 per share to four US shareholders and 6,005,000 restricted Common Shares for $600,500 at $0.10 per share to twenty US shareholders and one non-US shareholder.

On July 31, 2024, the Company issued 1,000,000 of the Company’s restricted Common Shares each to Dr. Nam Tran and Dr. Raymond Powell as part of the compensation package in the Services Agreements that the Company entered into with Dr. Nam Tran and Dr. Raymond Powell on April 20, 2024 for the service period from May 1, 2024 to April 30, 2025.

Effective August 1, 2024, Jeremy P. Concannon was appointed as Chief Growth Officer (“CGO”) of the Company. Pursuant to the Services Agreement entered into between Jeremy P. Concannon and Verde Renewables, Inc, a wholly owned subsidiary of the Company as of July 31, 2024, the Company agreed to issue a total of 4,050,000 restricted shares of the Company’s common stock to Jeremy P. Concannon over three tranches of 1,350,000 shares on or before August 31, 2024, 1,350,000 shares on or before August 31, 2025 and 1,350,000 shares on or before August 31, 2026.

Pursuant to the addendum to Service Agreement dated September 27, 2024, each tranche of shares to be issued as compensation for each service period beginning 12 months from August 1, 2024 and 2025 and for 14 months from August 1, 2026 to September 30, 2027 respectively.

On August 8, 2024, the Company issued 700,000 of the Company’s restricted Common Shares to Dale Ludwig as part of the compensation package in the Services Agreement that the Company entered into with Dale Ludwig on June 1, 2024 for the service period from June 1, 2024 to April 30, 2025.

On August 9, 2024, the Company issued 888,888 restricted Common Shares for $80,000 at $0.09 per share to one US shareholder and 11,840,000 restricted Common Shares for $1,184,000 at $0.10 per share to twenty-three US shareholders and one non-US shareholder.

On August 14, 2024, the Company entered into a Memorandum of Understanding (the “MoU”) with Nature Plus Inc. (“NPI”) to formalize the collaboration on the National Center for Asphalt Technology (“NCAT") Test Track Project (the “Project”) and explore subsequent business opportunities arising from the successful completion of the Project. The Project will involve the application of TerraZyme technology for the stability of subgrade and base layers, with the overarching goal of advancing road construction methodologies. The Company holds a three-year agreement with the National Center for Asphalt Technology at Auburn University ("NCAT") for the research, development and testing of road construction technologies. The Company has committed to funding the Project at a minimum cost of $750,000, This funding will support the necessary performance testing by NCAT to secure the highest level of certification for the commercial adoption of the technology by the Departments of Transportation (“DOTs”). NPI will work in close collaboration with the Company and NCAT to provide critical technical expertise to support the Project and assist the Company in obtaining NCAT certification and other relevant approvals。The Company will procure and utilize 6 liters of TerraZyme for the NCAT test track. The Company and NPI will jointly develop mixed designs and materials incorporating biochar, aimed at enhancing performance and promoting carbon sequestration. The MoU shall be effective until December 31, 2026 or until replaced by a subsequent distributor agreement. Upon the successful completion of the Project, the Company and NPI intend to continue the collaboration on future initiatives, including soil stabilization and material development, carbon removal credits, certification and compliance, and exclusive rights to distributing TerraZyme.

On August 16, 2024, the Company issued 9,655,542 shares of the Company’s restricted Common Stock at the price of $0.07 per share to Borneo Oil Berhad in relation to the Settlement of Debts Agreement (the “SDA Agreement”) and a two year term period Promissory Note entered into with its former indirect wholly-owned subsidiary Champmark Sdn Bhd (“CSM”) and CSM’s creditor Borneo Oil Corporation Sdn Bhd (the “Creditor”) to settle in full a total of USD 675,888 of CSM’s account payable. On March 13, 2023, the Company and CSM entered into a SDA Agreement and a two year term period Promissory Note with the Creditor to settle in full a total of USD 675,888 of CSM’s account payable to the Creditor either in cash or by the issuance of new restricted shares of the Company’s common stock at a price of $0.07 per share. As set out in the SDA Agreement, the new restricted shares for settlement of the account payable to the Creditor shall be issued to the Creditor or its nominee. On August 16, 2024, the Company entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total amount of $675,888 into 9,655,542 shares of the Company’s restricted Common Stock at the agreed conversion price of $0.07 per share for issuance on August 16, 2024.

On August 26, 2024, the Company issued 722,221 restricted Common Shares for $65,000 at $0.09 per share to three US shareholders, 3,990,000 restricted Common Shares for $399,000 at $0.10 per share to six US shareholders and two non-US shareholders.

On August 30, 2024, the Company issued 1,350,000 of the Company’s restricted Common Shares to Jeremy P. Concanon, Chief Growth Officer of the Company, as part of the compensation package in the Services Agreement that the Company entered into with Jeremy P. Concanon on July 31, 2024.

On August 30, 2024, the Company issued 670,000 of the Company’s restricted Common Shares to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Employment Agreement that the Company entered into with Eric Bava on October 1, 2023 for his first year of service from October 1, 2023 to September 30, 2024.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024, up through the date the Company issued the audited consolidated financial statements.

NOTE 26 – RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on reported income or losses and are considered to be immaterial.

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

As of June 30, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During 2023 and into 2024, the Company had undertaken tremendous enlargement and expansion, including restructuring of operations, which rendered the management to re-consider the availability of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives;  (4) management is dominated by three individuals without adequate compensating controls; and (5) lack of financial personnel with sufficient knowledge and experience with U.S. GAAP accounting guidelines and SEC regulations. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of June 30, 2024.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2024, based on the COSO framework criteria because of the enlargement in operation. The management acknowledged that there is room for further improvement in maintaining effective internal control and shall take steps to implement management’s remediation initiatives during and after that expansion, This includes recruiting more management talents and professional staff, committing the entire organization to allocate necessary organizational resources, and cross-functional collaboration focused on strengthening the Company’s quality systems and operating culture.

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

-

We have engaged with an external consultant to ascertain compliance with the regulatory reporting requirements. The Company utilizes this third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable, but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Jack Wong	Chief Executive Officer and Director	41	October 1, 2022
Balakrishnan B S Muthu	Treasurer, Chief Financial Officer, General Manager and Director	62	October 17, 2013
Chen Ching	Director	64	February 20, 2016
Eric Bava	Chief Operating Officer	44	October 1, 2023
Jeremy P. Concannon	Chief Growth Officer	47	August 1, 2024
Liang Wai Keen	Corporate Secretary	53	October 17, 2013

Mr. Jack Wong, age 41, has been appointed Chief Executive Officer effective October 1, 2022. He has been serving as the CEO of The Wision Project Sdn Bhd, a subsidiary which was acquired by the Company in March 2022; his division has been instrumental in the Company’s transition to the carbon and CBD realm. Mr. Wong also previously worked with Fun Characters International Pte Ltd, which was then the master licensee for Disney Consumer Products, Inc. in the ASEAN countries of Singapore, Malaysia, Indonesia, and Thailand. The company Mr. Wong represented then was granted third party rights to reproduce and use certain Disney characters, Disney materials, and Disney trademarks in connection with manufacturing, distribution, and sale of Disney consumer products in the region. He then went on to build and run a seaside dive resort - Scuba Tiger, which is located 45 minutes away from one of the world’s best dive spots - Sipadan island, in Sabah, Borneo, where he hosted scuba divers from all over the world, until the pandemic hit. Mr. Wong graduated with a bachelor’s degree in Business Administration from Wichita State University in 2007.

Mr. Balakrishnan B S Muthu, age 62, has served our Chief Financial Officer, Treasurer, General Manager and Director since October 17, 2013. He also served as our President from February 20, 2016 to September 30, 2022. He has served as the General Manager of Champmark Sdn. Bhd., our subsidiary, since December 2007. Mr. Balakrishnan has more than 20 years of experience in financial auditing and business strategic planning. He has been involved in preliminary alluvial mine planning and initial development of Merapoh Project since 2008. Prior to joining us, Mr. Balakrishnan worked for Petroliam Nasional Berhad (Petronas) from February 1981 to February 1992 in various departments including the roles in compilation of seismic data (1981-1984), kiosk coordination (1984-1987) and upstream financial auditing (1987-1992). He has also worked as a consultant providing financial and technical services for several oil and gas projects. Mr. Balakrishnan brings his deep audit and financial and mining experiences to our board. Mr. Balakrishnan graduated with a Diploma in Business Administration from Association of Business Executives (ABE) UK in December 1989. He is also a Chartered Financial Planner (CFP).

Mr. Chen Ching, age 64, has served as our Director since February 20, 2016. He has served as the Managing Director of C&K Holdings Pte. Ltd., his investment holding company, since 1990. C&K Holdings. Pte Ltd was founded in Singapore in 1990 with diverse interests in Singapore, Malaysia, Taiwan, China, UK, Thailand and Vietnam. Its portfolio spans property development and management, furniture manufacturing, fuel product technology, public transportation, software development, commodity electronic trading platform, and gold mining. Mr. Chen has also served as a director of Dynamic Offshore Pte Ltd since April 18, 2011, Premier International Holdings Pte Ltd since June 23, 2011, and Dynamics Holding (Thailand) Co., Ltd. since August 23, 2013. Mr. Chen brings to our board his experience as a serial entrepreneur with many successes through his investment holding company C&K Holdings Pte Ltd. Mr. Chen graduated with a BA in Business Administration from Santa Clara University in 1982.

Mr. Eric Bava, age 44, is a highly accomplished business leader with a successful track record in various industries. Prior to joining the Company, Mr. Bava’s most recent endeavor as Co-Founder & Chief Operations Officer of Plantwise, he leveraged his extensive expertise in manufacturing and distribution to orchestrate seamless operations and elevate the standard of customer service, safeguarding the reputation of Plantwise's product line. Having excelled as a legal consultant, his entrepreneurial drive and relationship-building skills led him to undertake a bold business endeavor, in 2010, when he established his own wine distribution enterprise. Here, he adeptly navigated the intricacies of large-scale operations, optimized logistics, and orchestrated strategic marketing and sales campaigns, all guided by a singular mission – maximize profitability while ensuring product quality and customer satisfaction. In 2013, Bava embarked on a pioneering journey with the inception of King Extracts, a revolutionary cannabis brand rooted in California's medical landscape, later making waves in the burgeoning adult-use market. At the helm, he exercised comprehensive control over every facet of the business, from operations and manufacturing to distribution and sales. The brand's extraordinary ascent culminated in an acquisition by a Canadian corporation, solidifying his status as an esteemed luminary in the industry.

Mr. Jeremy P. Concannon, age 47, has begun his career in his family's business, progressing from entry-level roles to inside and outside sales. He played a key role in driving substantial growth, leading to the company's acquisition by a major strategic buyer. As Vice President of Sales, Jeremy led a high-performing team, managed the hiring and onboarding of top sales talent, and developed effective sales strategies. His leadership consistently delivered year-over-year growth and profitability, positioning the business as an industry leader. Jeremy is adept at developing and expanding sales teams, building cohesive, motivated groups focused on achieving sales success and company growth objectives.

Mr. Liang Wai Keen, age 53, has served as our Corporate Secretary since October 17, 2013. Mr. Liang started his career as a Project Officer with the Singapore Armed Forces before embarking into the private sector. At the Singapore Armed Forces, he was accountable for the timely delivery of project milestones for a S$100M defense system. He possesses project management and administrative experiences from his exposure to various industries, including corporate finance, mining and engineering fields. He joined Federal Capital Investment Ltd as a project manager in October 2006 till present, he was involved in management, project planning and program implementation. He was also responsible for interfacing and communicating directly with senior management and various professional parties. He graduated with an honors degree in Electrical Engineering from Nanyang Technological University, Singapore in June 1996.

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

On September 5th, 2024, former director of Verde Renewables Inc., Mr. Yau Cho Soo, attempted to deposit an altered Verde Life check into the bank account of former employee Yan Fung without authorization, in violation of company protocols. The transaction was flagged by HomeBank, and the company immediately halted it. The check’s date had been altered from December 10th, 2023, to May 10th, 2024, to falsely suggest Mr. Soo still had signing authority. Both Mr. Soo and Ms. Fung were terminated on May 21st, 2024, for conduct detrimental to the company. On September 11th, 2024, the company, through its attorney, issued a legal letter to Mr. Soo, notifying him that it is aware of his criminal actions and has issued a final warning before considering legal action.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and Directors, and persons who own more than 10% of our Common Stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2024, and up to the date of this Current Report, our officers, Directors and greater than 10% percent beneficial owners have not filed any reports required by Section 16(a) of the Securities Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at 8112 Maryland Ave, Suite 400, St. Louis, Missouri 63105.

Board Committees

Our Board of Directors currently consists of three members, Jack Wong, Balakrishnan B S Muthu and Chen Ching. The Board held no formal meetings during the year ended June 30, 2024.

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

Nomination Process

As of June 30, 2024, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board, they may do so by sending communications to the CEO of our company at the address on the cover of this annual report.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended June 30, 2024 and 2023 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on June 30, 2023, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on June 30, 2023.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jack Wong (1)
Chief Executive Officer, and Director	2024	287,650	0	0	0	0	0	14,356	302,006
President, Chief Executive Officer, and Director	2023	264,088	0	0	0	0	0	13,800	277,888

Balakrishnan B S Muthu (2)
Treasurer, Chief Financial Officer, General Manager, and Director	2024	0	0	0	0	0	0	0	0
President, Treasurer, Chief Financial Officer, General Manager, and Director	2023	41,838	0	0	0	0	0	0	41,838

Carl M. Craven (3)
Director	2024	0	0	0	0	0	0	0	0
Director	2023	26,010	0	0	0	0	0	0	26,010

______________

(1)

Mr. Jack Wong was appointed President and Chief Executive Officer on October 1, 2022, and resigned as President on September 12, 2023. He was also appointed as Director on March 30, 2023, and Chairman of the Board of Directors on September 12, 2023. Subsequently, on January 23, 2024, Jack Wong stepped down from his position as Chairman of the Board. By Waiver and Consent of Shareholders, Jack Wong was re-elected Director of the Company, effective March 30, 2024. Mr. Wong was paid a total salary of $287,650 and $264,088 for the years ended June 30, 2024, and 2023 respectively.

(2)

Mr. Balakrishnan B.S. Muthu was appointed Treasurer, Chief Financial Officer, General Manager and a Director of the Company on October 17, 2013. He was also appointed President of the Company on February 20, 2016, and resigned as President on October 1, 2022. By resolution of the Board, Balakrishnan B S Muthu was appointed Chairman of the Board to replace Joesph Ambrose Lee effective June 18, 2024. Mr. Balakrishnan was paid a total salary of $0 and $41,838 for the years ended June 30, 2024, and 2023 respectively.

(3)	Mr. Craven was paid a total salary of $0 and $26,010 for the years ended June 30, 2024, and 2023 and resigned as Director on March 30, 2023.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee and, for the year ended June 30, 2024, the compensation, if any, of our executive officers was recommended by our Chief Executive Officer and Chairman and such recommendations were approved by our Board of Directors. None of our executive officers currently serves as a member of the compensation committee or as a Director with compensation duties of any entity that has executive officer serving on our Board of Directors. None of our executive officers has served in such capacity in the past 12 months.

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

Jack Wong

Chen Ching

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 13, 2024, certain information with respect to the beneficial ownership of our Common shares by each shareholder known by us to be the beneficial owner of more than 5% of our Common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Jack Wong (2)	5,237,139 common shares Direct ownership	0.42%

	130,928,478 common shares Indirect ownership through Borneo Resources Limited	10.56%

Balakrishnan B.S. Muthu (2)	7,095,233 common shares Direct ownership	0.57%

	500,000 common shares Indirect ownership through Banavees Resources	0.04%

Chen Ching (2)	12,341,608 common shares Direct ownership	1.00%

Eric Bava (2)	670,000 common shares Direct ownership	0.05%

Jeremy P. Concannon (2)	3,845,011 common shares Direct ownership	0.31%

Directors and Executive Officers as a Group (4)	160,617,469 common shares	12.95%

Taipan International Limited LEVEL 1, LOT 7, BLOCK F , SAGUKING COMMERCIAL BUILDING , JALAN PATAU-PATAU LABUAN F.T. 87000 MALAYSIA	392,785,434 common shares Direct ownership	31.41%

Borneo Oil Berhad 1ST & 2ND FLOOR , VICTORIA POINT JALAN OKK AWANG BESAR W.P. LABUAN 87007, MALAYSIA	168,775,944 common shares Direct ownership	13.50%

Borneo Resources Limited LEVEL 1, LOT 7 , BLOCK F , SAGUKING COMMERCIAL BUILDING , JALAN PATAU-PATAU LABUAN F.T. 87000, MALAYSIA	130,928,478 common shares Direct ownership	10.47%

Internet.com Ltd SUITE 4703, CENTRAL PLAZA, 18 HARBOUR ROAD, WANCHAI, HONG KONG	70,343,443 common shares Direct ownership	5.63%

_____________

(1)

Applicable percentage ownership is based on 1,240,374,345 shares of Common Stock outstanding as of September 13, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)

Jack Wong, our Chief Executive Officer and a Director, Balakrishnan B S Muthu, our Chief Financial Officer and a Director, Chen Ching, our director， Eric Bava, our Chief Operating Officer and Jeremy P. Concannon, our Chief Growth Officer have not filed their respective Forms 3. These Shareholders expect to file the forms in the near future.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Messrs. Wong and Balakrishnan, two of our three Directors, are not independent Directors as they also serve as our executive officers. Mr. Chen, one of our three Directors, is an independent Director as he does not hold any position as an executive officer.

Except as set forth below, there are no transactions during our two most recent fiscal years ended June 30, 2024, and 2023, or any currently proposed transaction, in which our Company was or to be participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our Directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

	For the Years ended
	June 30,
	2024	2023
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#1)	$4,071	$12,238
BOC (#2)	$-	$2,062
SB Resorts Sdn Bhd (#2)	$25,441	$-
Rental income:
Mr. Jack Wong (#3)	$60,000	$49,121
Site expenses:
Warisan Khidmat Sdn Bhd (#4)	$-	$9,776
Professional services provided by:
Warisan Khidmat Sdn Bhd (#4)	$17,905	$18,652
Interest expense paid to:
BOC (#2)	$13,536	$4,068
Rental expense paid to:
SB Resorts Sdn Bhd (#2)	$1,918	$-

Related party balances:
	June 30,
	2024	2023
Advanced from related parties
BOC (#2)	$70,677	$57,125
Borneo Oil Berhad (“BOB”) (#1)	$3,007	$70,712
Borneo Energy Sdn Bhd (#1)	$14,599	$14,770
Taipan International Limited (#5)	$119,153	$119,153
Victoria Capital Sdn Bhd (#6)	$93,270	$107,970
UnitiMart Sdn Bhd (9#)	$7,782	$-
Makin Teguh Sdn Bhd (9#)	$19,379	$-

Trade payables
Warisan Khidmat Sdn Bhd (#4)	$1,484	$-
BOC (#2)	$462	$467
J. Ambrose & Partners (#7)	$716	$724

Advanced to related party
Vetrolysis Limited (#8)	$100	$100

Trade receivables
Borneo Eco Food Sdn Bhd (#2)	$-	$901
J. Ambrose & Partners (#7)	$250	$253
SB Resorts Sdn Bhd (#2)	$25,291	$-

Other payables
J. Ambrose & Partners (#7)	$48,122	$48,650
SB Supplies & Logistic Sdn Bhd (#1)	$5,936	$5,998
SB Resorts Sdn Bhd (#2)	$2,120	$-
Borneo Eco Food Sdn Bhd (#2)	$1,039	$-

Promissory notes issued to related party
BOC (#2)	$591,170	$487,790

(#1) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn Bhd and SB Supplies & Logistic Sdn Bhd, and held 13.2% of the Company’s issued and outstanding common stock as of June 30, 2024.

(#2) SB Resorts Sdn Bhd and Borneo Oil Corporation Sdn Bhd (“BOC”) are wholly owned subsidiaries of Borneo Oil Berhad (“BOB”) (holding 13.2% of the Company’s issued and outstanding common stock as of June 30, 2024). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#3) Mr. Jack Wong was the President and Chief Executive of the Company effective October 1, 2022. Effective March 30, 2023, Carl Craven voluntarily resigned from his position as Director of the Company. By resolution of the Board of Directors, Jack Wong was appointed Director of the Company for a one (1) year term, effective March 30, 2023. Jack Wong will hold the Board position formerly held by Carl Craven. On September 12, 2023, Jack Wong stepped down from his position as President of the Company, but remains as Chief Executive Office of the Company. By Waiver and Consent of Shareholders, Jack Wong was re-elected Director of the Company, effective March 30, 2024.

(#4) Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by a Director of Verde Malaysia.

(#5) Taipan International Limited is one of the shareholders of the Company, and held 32.5% of the Company’s issued and outstanding Common Stock as of June 30, 2024.

(#6) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company and held 0.2% of the Company’s issued and outstanding Common Stock as of June 30, 2024.

(#7) Datuk Joseph Lee Yok Min, an indirect significant shareholder, is a partner of J. Ambrose & Partners. The advances received are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.  Mr. Joseph Ambrose Lee who was also appointed as a Director and Chairman of the Board of Directors of the Company effective January 23, 2024, is also the Managing Director of BOB. On February 6, 2024, by resolution of the Board of the Company, Joseph Ambrose Lee appointed as a member of the newly formed Management Committee of the Board. Subsequently on June 18, 2024, Joesph Ambrose Lee tendered his resignation as Director and Chairman of the Board and member of the Management Committee of the Company.

(#8) Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited.

(#9) Borneo Oil Berhad (“BOB”) is ultimate holding company of UnitiMart Sdn. Bhd., and held 13.2% of the Company’s issued and outstanding common stock as of June 30, 2024. Makin Teguh Sdn Bhd is associates of BOB.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2024, and 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K, and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2024	Year Ended June 30, 2023
Audit Fees (1)	$49,382	$114,999
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$49,382	$114,999

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

VERDE RESOURCES, INC.
(Registrant)

Dated: October 16, 2024	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 16, 2024	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer and Director
(Principal Executive Officer)
Dated: October 16, 2024	By:	/s/ Chen Ching
Chen Ching
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 16, 2024	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 16, 2024	By:	/s/ Balakrishnan B S Muthu
Balakrishnan B S Muthu
Chief Financial Officer, Treasurer, General Manager and Director
(Principal Financial Officer)

