Form 10-Q
period 2024-09-30
VERDE RESOURCES, INC.
filed 2024-11-19
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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
(Address of principal executive offices)

(314) 530-9071
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

As of November 8, 2024, there were 1,241,746,567 shares of the issuer’s common stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our filings with the SEC under the Exchange Act and the Securities Act of 1933, as amended, including our Current Report on Form 10-K filed with the Securities and Exchange Commission on October 16, 2024.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2024, are not necessarily indicative of the results that can be expected for the year ended June 30, 2025.

VERDE RESOURCES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

4

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$874,189	$279,137
Restricted cash	250,000	-
Deposit with banks	1,750,000	2,000,000
Accounts receivable	188,007	66,749
Inventories	278,762	309,144
Amount due from related party	100	100
Prepaid share-based compensation	1,037,478	214,528
Prepayments	25,734	12,645
Other receivables and deposits	19,196	6,862
	4,423,466	2,889,165

Assets held for sale	52,199	606,043

Total current assets	4,475,665	3,495,208

Non-current assets:
Property, plant and equipment, net	3,073,619	2,916,006
Right of use assets, net	477,963	509,482
Intangible assets	33,586,651	33,160,631
Security deposit	80,000	80,000

Total non-current assets	37,218,233	36,666,119

TOTAL ASSETS	$41,693,898	$40,161,327

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,257	$91,533
Other payables	554,408	461,012
Deposit and accrued liabilities	48,382	83,671
Finance lease liabilities	22,499	22,323
Finance lease liabilities- assets held for sale	30,452	603,252
Operating lease liability	23,677	24,881
Bank loan	211,440	211,440
Promissory notes to related party	-	591,170
Amount due to a director	23,629	4,188
Amount due to related parties	300,002	385,550

Total current liabilities	1,302,746	2,479,020

Non-current liabilities:
Finance lease liabilities	80,052	86,565
Operating lease liability	-	4,602

Total non-current liabilities	80,052	91,167

TOTAL LIABILITIES	1,382,798	2,570,187

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,240,946,567 and 1,199,358,251 issued and outstanding as of September 30, 2024 and June 30, 2024	1,240,946	1,199,358
Common stock, $0.001 par value, 800,000 and 22,887,025 shares to be issued as of September 30, 2024 and June 30, 2024	800	22,887
Common stock, $0.001 par value; 375,000 shares to be cancelled as of September 30, 2024 and June 30, 2024	(375)	(375)
Additional paid-in capital	52,363,307	49,921,380
Accumulated other comprehensive loss	(168,089)	(71,906)
Accumulated deficit	(13,125,489)	(13,480,204)
Stockholders’ equity	40,311,100	37,591,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,693,898	$40,161,327

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,
	2024	2023

Revenue, net	$125,570	$2,582

Cost of revenue	(49,596)	(70,516)

Gross profit (loss)	75,974	(67,934)

Operating expenses:
Selling, general and administrative expenses	(812,563)	(456,594)
Other operating expenses	(55,118)	-
Total operating expenses	(867,681)	(456,594)

LOSS FROM OPERATION	(791,707)	(524,528)

Other (expense) income :
Interest expense	(97,831)	(41,206)
Rental income	15,896	15,896
Gain from insurance claims	481,513	-
Unrealised foreign exchange gain	718,701	-
Other income	28,143	377
Total other income (expense), net	1,146,422	(24,933)

PROFIT (LOSS) BEFORE INCOME TAXES	354,715	(549,461)

Income tax expense	-	-

NET PROFIT (LOSS)	$354,715	$(549,461)

Other comprehensive (loss) income:
– Foreign currency adjustment loss	(96,183)	(24,437)

COMPREHENSIVE PROFIT (LOSS)	$258,532	$(573,898)

Net loss per share:
– Basic	$(0.00)	$(0.00)
– Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	1,222,723,768	1,176,200,278
– Diluted	1,223,523,768	1,176,200,278

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three Months ended September 30,
	2024	2023

Cash flows from operating activities:
Net profit (loss)	$354,715	$(549,461)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property, plant and equipment	70,230	102,598
Amortization	25,714	25,714
Stock-based compensation-consultants	272,005	13,123
Stock-based compensation-employee	106,585	-
Finance cost interest element of promissory notes (non-cash)	84,718	24,147
Lease interest expense	6,739	11,435
Deposit paid for acquisition of subsidiaries written off	-	21,610
Impairment on trade receivables	-	3,001
Impairment on other receivables	-	30,254
Unrealised foreign exchange gain	(718,701)	-
Gain from insurance claim	(481,513)	-
Gain from disposal of asset held for sale	(5,606)	-
Change in operating assets and liabilities:
Accounts receivable	(120,776)	(1,153)
Other receivables, deposits and prepayments	(24,924)	(32,494)
Inventories	40,500	148
Accounts payables	(13,118)	17,341
Accrued liabilities and other payables	32,963	(12,466)
Advanced from director	19,602	(10,543)
Advanced from/to related parties	(86,330)	6,262
Net cash used in operating activities	(437,197)	(350,484)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	559,450	-
Proceeds from insurance recoveries	481,513	-
Withdrawal of deposit with bank	250,000	-
Net cash provided by investing activities	1,290,963	-

Cash flows from financing activities:
Repayments to lease liabilities	(579,137)	(32,877)
Repayment of bank loan	-	(29,560)
Lease interest paid	(6,739)	(11,435)
Advanced from related parties	-	55,375
Advanced from other payables	-	138,233
Proceeds from common stock and common stock to be issued	584,000	1,276,828

Net cash (used in) provided by financing activities	(1,876)	1,396,564

Net change in cash, cash equivalents and restricted cash	851,890	1,046,080

Foreign currency translation adjustment	(6,838)	2,246

Net change in cash, cash equivalents and restricted cash	845,052	1,048,326

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT BEGINNING OF PERIOD	279,137	200,409

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, AT END OF PERIOD	$1,124,189	$1,248,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Common stock	Common stock	Additional	Accumulated other comprehensive		Total
	No. of shares	Amount	to be issued	to be cancelled	paid-in capital	(loss) income	Accumulated losses	stockholders’ equity

Balance as of July 1, 2024	1,222,245,276	$1,199,358	$22,887	$(375)	$49,921,380	$(71,906)	$(13,480,204)	$37,591,140

Share issued for private placement	5,224,439	5,224	-	-	498,776	-	-	504,000
Share issued for previously committed private placement	-	21,988	(21,988)	-	-	-	-	-
Share issued to service provider	2,302,890	2,303	-	-	788,506	-	-	790,809
Share previously committed issued to service provider	-	397	(397)	-	-	-	-	-
Share previously committed issued to employee	-	502	(502)	-	-	-	-	-
Share issued to employee	1,518,420	1,518	-	-	409,213	-	-	410,731
Share issued arising from conversion of promissory notes	9,655,542	9,656	-	-	666,232	-	-	675,888
Share to be issued for private placement	800,000	-	800	-	79,200	-	-	80,000
Net profit for the period	-	-	-	-	-	-	354,715	354,715
Foreign currency translation adjustment	-	-	-	-	-	(96,183)	-	(96,183)

Balance as of September 30, 2024	1,241,746,567	$1,240,946	$800	(375)	$52,363,307	$(168,089)	$(13,125,489)	$40,311,100

Balance as of July 1, 2023	1,176,200,278	$1,176,200	$-	$-	$45,415,958	$(79,192)	$(10,292,430)	$36,220,536

Share to be issued for private placement	13,981,624	-	13,982	-	1,262,846	-	-	1,276,828
Common stock subject to forfeiture	(879,924)	-	-	(880)	(175,105)	-	-	(175,985)
Net loss for the period	-	-	-	-	-	-	(549,461)	(549,461)
Foreign currency translation adjustment	-	-	-	-	-	(24,437)	-	(24,437)

Balance as of September 30, 2023	1,189,301,978	$1,176,200	$13,982	(880)	$46,503,699	$(103,629)	$(10,841,891)	$36,747,484

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Verde Resources, Inc. (“We” or “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A..

The Company is a leader in Net Zero road construction and building materials, driving innovations that enhance sustainability and advance environmental stewardship. By integrating biochar, a highly effective carbon sequester and performance enhancer, the Company facilitates the industry’s seamless Transition to Zero. This approach reduces GHG emissions, optimizes the use of native soils and recycled materials, speeds installation, and improves efficiency while cutting costs. Since 2021, the Company’s BioFraction™ facility in Borneo has been converting palm waste into biochar and other sustainable byproducts. Although operations in Borneo, Malaysia, experienced a temporary slowdown during the financial year, this is due to the strategic focus on a test track partnership between its US-based subsidiary, Verde Renewables Inc., and the National Center for Asphalt Technology (NCAT). This partnership is rigorously testing the Company’s innovative Biochar-Asphalt technology, which promises is intended to provide superior performance, environmental sustainability, and the generation of Carbon Removal and Avoidance Credits.

The Company has undergone a restructuring exercise to shift its focus towards renewable energy and sustainable development with the world faced with challenges of climate change and environmental dehydration. The Company has discontinued its mining business in March 2023 and its distribution of THC-free cannabinoid (CBD) products following the expiration of its supply agreement with MRX Xtractors, LLC on July 6, 2024.

As of September 30, 2024, the Company has the following subsidiaries:-

Company name	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”)	Malaysia	Manufacturing and distribution of renewable agricultural commodities, and provision of consultation services related thereto	100%

Verde Renewables, Inc. (“VRI”)	State of Missouri, U.S.A.	Trading of building materials and management of a processing and packaging facility	100%

Verde Life Inc. (“VLI”)	State of Oregon, U.S.A.	Distribution of THC-free cannabinoid (CBD) products [Operation terminated]	100%

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting service, PR, branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri, U.S.A.	Holding real property	100%

Bio Resources Limited (“BRL”)	Labuan, Malaysia	Proprietor of pyrolysis technology	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

Subsequent to year end, on October 16, 2024, a new subsidiary, VerdePlus, Inc was incorporated in the State of Missouri, USA with an equity interest of 55%.

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

In the opinion of management, the consolidated balance sheet as of June 30, 2024, which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2024, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2025 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on October 16, 2024.

•	Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of plant and equipment, impairment of long-lived assets (including intangible assets, allowance for expected credit losses, revenue recognition, income tax provision, deferred taxes and uncertain tax position.

The inputs into the management’s judgments and estimates consider the geopolitical tension, inflationary and high-interest rate environment and other macroeconomic factors potentially effecting the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

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

Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. Currently, the Company operates in three reportable operating segments.

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

The Company newly operates in the supply of Net Zero road constructions and building materials, including financial, operational, technological, and other risks associated with the introduction of a new product offering, including the potential risk of business failure.

•	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are carried at cost and represent cash in banks, money market funds, , which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,124,189 and $279,137 in cash and cash equivalents at September 30, 2024, and June 30, 2024.

At September 30, 2024, and June 30, 2024, cash, cash equivalents and restricted cash consisted of bank deposits, petty cash on hands and restricted cash pledged for loan facility

•	Deposits with bank

Deposits held for investments that are not debt securities are included in short-term investments in the unaudited condensed consolidated balance sheets. Investments in time deposits with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments.

At September 30, 2024, and June 30, 2024, the interest rates and maturities of deposits with bank is 4.64% per annum and 60 to 270 days respectively.

•	Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. The Company maintains an allowance for expected credit loss to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. Bad debts are written off against allowances. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At September 30, 2024, and June 30, 2024, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of September 30, 2024 and June 30, 2024, the longest credit term for certain customers are 60 to 90 days.

At September 30, 2024, and June 30, 2024, the allowance for doubtful accounts for accounts receivable amounted to $0 and $27,481 respectively, and for other receivables amounted to $0 and $29,842 respectively.

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

As of September 30, 2024 and June 30, 2024, the write down of inventories amounted to $0 and $15,587 respectively, and inventories written off amounted to $0 and $5,978 respectively.

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

Depreciation expense for the three months ended September 30, 2024 and 2023, totaled $70,230 and $102,598, respectively.

•	Intangible assets

Intangible assets acquired from third parties are measured initially at fair value, and where they have an infinite life, are not amortized. The Company annually evaluates the recoverability of the infinite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of these assets is measured by a comparison of the carrying amounts to the future discounted cash flows the assets are expected to generate. If such a review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

As of September 30, 2024, and June 30, 2024, the Company did not record an impairment on the intangible assets.

•	Assets held for sale

The Company classifies assets as held-for-sale (“disposal group”) in the period when all of the relevant criteria to be classified as held for sale are met. These criteria include management’s commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or fair value less cost to sell. The fair values of disposal groups are estimated using accepted valuation techniques, including indicative listing prices. The Company considers historical experience, guidance received from third parties, and all information available at the time the estimates are made to derive fair value. Any loss resulting from the measurement is recognized in the period when the criteria held for sale are met. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held-for-sale are not amortized or depreciated.

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

There has been no impairment charge for the three months ended September 30, 2024 and 2023.

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

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product, based on the delivery document, and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

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

Rental income

Rental income is recognized on a straight-line basis over the term of the respective lease agreement.

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

The Company recognized no impairment of ROU assets as of September 30, 2024, and June 30, 2024.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the unaudited condensed consolidated balance sheets as of September 30, 2024, and June 30, 2024.

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

The Company adopted the ASC Topic 740, Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits for the three months ended September 30, 2024, according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three months ended September 30, 2024 and 2023.

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

For reporting purposes, in accordance with ASC Topic 830, Translation of Financial Statements, capital accounts of the unaudited condensed consolidated financial statements are translated into United States dollars from MYR at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective period. The gains and losses resulting from translation of financial statements subsidiaries to the reporting currency are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:

	September 30, 2024	September 30, 2023
Period-end MYR:US$ exchange rate	0.24242	0.21298
Average period MYR:US$ exchange rate	0.23050	0.21610

•	Comprehensive Income

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

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees based on fair values of the shares to be issued estimated at grant date. The stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Fair value is determined based on the estimated market prices of the Company’s Common Stock at the respective issuance date in accordance with ASC 718, taking into consideration the volatility of the market price of the shares, the terms of the instruments and the conditions upon which they were granted.

Share based compensation for nonemployees for the three months ended September 30, 2024 and 2023, were of $272,005 and $13,323, respectively.

Share based compensation for employees for the three months ended September 30, 2024 and 2023, were of $106,585 and $0, respectively.

•	Retirement Plan Costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

•	Related Parties

The Company follows the ASC 850-10, Related Party, for the identification of related parties and disclosure of related party transactions.

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

The Company follows the ASC 450-20, Commitments, to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, restricted cash, deposits with banks, accounts receivable, prepayments, other receivables and deposits, amounts due from related parties, accounts payable, accrued liabilities and other payables, bank loans, amounts due to related parties approximate their fair values because of the short maturity of these instruments.

•	Recent Accounting Pronouncements

During the three months ended September 30, 2024, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s unaudited condensed consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance ASU 2016-13 for recognition of credit losses on financial instruments, which is effective January 1, 2020, with early adoption permitted on January 1, 2019. The guidance introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model, which is based on expected losses, and differs significantly from the incurred loss approach used today. The CECL model requires measurement of expected credit losses not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information and will likely result in earlier recognition of credit reserves. In November 2019, the FASB issued ASU No. 2019-10, which is to update the effective date of ASU No. 2016-13 for private companies, not-for-profit organizations and certain smaller reporting companies applying for credit losses standard. The new effective date for these preparers is for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this update on July 1, 2023, and the adoption does not have material impact on Company’s consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. The key amendments include annual and interim disclosures of significant expenses and other segment items that are regularly provided to the chief operating decision maker and included within each reported measure of profit or loss, as well as any other key measure of performance used for segment management decisions. This ASU also requires disclosure of key profitability measures used in assessing performance and how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s income tax information, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in both the rate reconciliation and income taxes paid disaggregated by jurisdiction.  ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively; this ASU allows for early adoption.

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

The Company has generated recurring losses and suffered from an accumulated deficit of $13,125,489 as of September 30, 2024.

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

NOTE 4 – BUSINESS SEGMENT INFORMATION

Currently, the Company has three reportable business segments, mainly operating in:

(i)	Trading of building materials and renewable commodities;

(ii)	Holding of real property; and

(iii)	Licensor of proprietary pyrolysis technology.

In the following table, revenue is disaggregated by primary major product line. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three months ended September 30, 2024 and 2023:

	Three Months ended September 30, 2024
	Trading of building materials and renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$125,570	$-	$-	$-	$125,570
Cost of revenue	(49,596)	-	-	-	(49,596)
Gross profit	75,974	-	-	-	75,974
Selling, general & administrative expenses	(651,125)	(38,602)	(6,729)	(116,107)	(812,563)
Other operating expenses	(55,118)	-	-	-	(55,118)
Loss from operations	(630,269)	(38,602)	(6,729)	(116,107)	(791,707)
Interest expense	(11,375)	-	-	(86,456)	(97,831)
Rental income	-	15,896	-	-	15,896
Gain from insurance claims	-	481,513	-	-	481,513
Unrealised foreign exchange gain	-	-	-	718,701	718,701
Other income	28,143	-	-	-	28,143
(Loss) Profit before income tax	(613,501)	458,807	(6,729)	516,138	354,715
Income tax	-	-	-	-	-
Net (loss) profit	$(613,501)	$458,807	$(6,729)	$516,138	354,715

Total assets at September 30, 2024	$8,983,303	$1,733,783	$30,192,333	$784,479	$41,693,898

	Three Months ended September 30, 2023
	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$2,249	$-	$-	$333	$2,582
Cost of revenue	-	(70,474)	-	-	(42)	(70,516)
Gross (loss) profit	-	(68,225)	-	-	291	(67,934)
Selling, general & administrative expenses	(120)	(334,325)	(14,563)	(200)	(107,386)	(456,594)
Loss from operations	(120)	(402,550)	(14,563)	(200)	(107,095)	(524,528)
Interest expense	-	(13,656)	-	-	(27,550)	(41,206)
Other income	-	206	-	171	-	377
Rental income	-	-	15,896	-	-	15,896
(Loss) Profit before income tax	(120)	(416,000)	1,333	(29)	(134,645)	(549,461)
Income tax	-	-	-	-	-	-
Net (loss) profit	$(120)	$(416,000)	$1,333	$(29)	$(134,645)	(549,461)

Total assets at September 30, 2023	$257,009	$6,759,664	$1,226,350	$30,194,144	$1,064,127	$39,501,294

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended September 30,
	2024	2023

Malaysia	$450	$2,582
United States of America	125,120	-
	125,570	2,582

NOTE 5 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

	September 30, 2024	June 30, 2024

Cash and cash equivalents	$874,189	$279,137
Restricted cash	250,000	-
	1,124,189	279,137

Restricted cash represent cash pledged to a financial institution for facilities granted as disclosed in Note 12.

NOTE 6 – INVENTORIES

Inventories as of September 30, 2024, and June 30, 2024, consisted of the following:

	September 30, 2024	June 30, 2024

Manufactured bio produce	$80,402	$70,560
Trading goods	198,360	238,584
	278,762	309,144

Trading goods represent bio asphalt products purchased from an external supplier.

NOTE 7 – OTHER RECEIVABLE, DEPOSITS AND PREPAYMENTS

Other receivable, deposits and prepayments as of September 30, 2024, and June 30, 2024, consist of the following:

	September 30, 2024	June 30, 2024

Deposits	$5,277	$4,775
Other receivables	47,858	31,929
	$53,135	$36,704
Less: impairment on other receivables	(33,939)	(29,842)
Other receivables and deposits, net	$19,196	$6,862
Prepayments	25,734	121,468
Prepaid share-based compensation	1,037,478	105,705
	$1,082,408	$234,035

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of September 30, 2024, and June 30, 2024, is as follows:

	September 30, 2024	June 30, 2024

Land and building	$1,258,360	$1,258,360
Plant and machinery	1,856,207	2,289,794
Office equipment	6,161	6,168
Computers	13,855	13,908
Motor vehicles	140,944	777,457
Furniture and fittings	16,349	16,359
Renovation	4,431	4,431
	3,296,307	4,366,477
Less: accumulated depreciation	(450,531)	(688,600)
Less: accumulated impairment	-	(134,042)
Less: transfer to assets held for sale	-	(606,043)
Less: written off	-	(3,957)
Foreign exchange adjustment	227,843	(17,829)
	$3,073,619	$2,916,006

Depreciation expense for the three months ended September 30, 2024 and 2023, totaled $70,230 and $102,598, respectively.

Land and building with the net carrying value of $696,276 as of September 30, 2024, ($701,817 as of June 30, 2024) was pledged to a financial institution for facilities granted.

Plant and machinery and motor vehicles with carrying values of $0 and $91,527 as of September 30, 2024 ($7,688 and $98,362 as of June 30, 2024) are acquired under financing arrangements.

NOTE 9 –INTANGIBLE ASSETS

The intangible assets comprise (i) a global intellectual property (“IP”) of $30,192,771 known as “Catalytic Biofraction Process”, whereby, subsidiary Bio Resources Limited (“BRL”) is the beneficial and/or registered proprietor and (ii) an exclusive license assigned to Verde Malaysia for the operation of the IP in the state of Sabah, Malaysia of MYR 14,000,000 ($3,393,880).

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

Key assumptions in the quantitative assessment included:

•	Discount Rate: 9%

•	Plant daily capacity: The plant daily capacity is 0.8 MT per hour for the existing plant and 2.5 MT per hour for the additional new plants that will be commissioned.

•	Additional plants: One new biofraction plant with a 3.0 MT/hour production rate will be added every year from FYE2027 up to FYE 2034.

•

Projected Production and Sales: Based on a ten-year forecast. Production and sales volumes are linked to the plants in operation for each year in the forecasted period based on the output yield percentages.

•	Inflation: 2%

The use of the estimates in the quantitative assessment are highly judgmental and actual results may differ significantly from what is currently assessed. Accordingly, fluctuations in any of the key attributes may result in a significant change in the projected cash flows underlying the quantitative assessment, which could have a material impact on the assessed values of the Intangible Asset.

NOTE 10 – ASSETS HELD FOR SALE

Assets held for sale as of September 30, 2024, and June 30, 2024 consist of the following:

	September 30, 2024	June 30, 2024

Plant and machinery	213,494	213,494
Motor vehicles	392,549	392,549
	606,043	606,043
Less: disposal	(553,844)	-
	$52,199	$606,043

On June 27, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), a company incorporated in the State of Missouri, U.S.A, entered into a Consignment Contract with ED’s Machinery LLC (“EDM”) to dispose plant and machinery and motor vehicles with a carrying amount of $606,043. The disposal is pending completion as at June 30,2024, and thus the assets have been presented separately in the balance sheets as assets held for sale. The disposal of assets with carrying values totaling $553,844 was completed as of September 30, 2024, and assets with carrying values totaling $27,145 was subsequently completed in October 2024. The remaining assets are expected to be disposed by December 2024.

Plant and machinery and motor vehicles with carrying values of $0 and $27,145 ($168,994 and $350,217 as of June 30, 2024) were acquired under financing arrangements.

NOTE 11 – DEPOSITS PAID

At September 30, 2024, and June 30, 2024, deposits consist of the following:

	September 30, 2024	June 30, 2024
Security deposit
- Factory site	$80,000	$80,000

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

Interest expense for the three months ended September 30, 2024 and 2023, totaled $4,636 and $2,221, respectively.

NOTE 13 – AMOUNTS DUE TO/FROM RELATED PARTIES AND DIRECTOR

The following breakdown of the balances due to/from related parties and director, consisted of:-

	September 30, 2024	June 30, 2024

Amount due to related parties
Borneo Oil Corporation Sdn (“BOC”) (#2)	$72,199	$70,677
Borneo Oil Berhad (“BOB”) (#1)	3,007	3,007
Taipan International Limited (#3)	119,153	119,153
Borneo Energy Sdn Bhd (#1)	14,445	14,599
Victoria Capital Sdn Bhd (#4)	6,061	93,270
UnitiMart Sdn Bhd (#1)	-	7,782
Makin Teguh Sdn Bhd (#1)	19,379	19,379
J. Ambrose & Partners (#5)	55,358	48,589
SB Resorts Sdn Bhd (#2)	2,424	2,120
SB Supplies & Logistics Sdn Bhd (#1)	6,788	5,936
Borneo Eco Food Sdn. Bhd. (#1)	1,188	1,039
	$300,002	$385,550

Amount due from a related party
Vetrolysis Limited (#6)	$100	$100

Amount due to director
Mr. Jack Wong (#7)	$23,629	$4,188

(#1) Borneo Oil Berhad (“BOB”) is the ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn. Bhd., SB Supplies & Logistic Sdn. Bhd. and UnitiMart Sdn. Bhd., and held 13.6% of the Company’s issued and outstanding Common Stock as of September 30, 2024. Makin Teguh Sdn Bhd is an associate of BOB. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#2) SB Resorts Sdn. Bhd. and Borneo Oil Corporation Sdn. Bhd. (“BOC”) are wholly owned subsidiaries of Borneo Oil Berhad (“BOB”) (holding 13.6% of the Company’s issued and outstanding common stock as of September 30, 2024). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#3) Taipan International Limited is one of the shareholders of the Company and held 31.6% of the Company’s issued and outstanding Common Stock as of September 30, 2024. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#4) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company, and held 0.2% of the Company’s issued and outstanding Common Stock as of September 30, 2024. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#5) J. Ambrose & Partners is controlled by J Ambrose who is one of the shareholders of the Company, and he held 1.6% of the Company’s issued and outstanding Common Stock as of September 30, 2024. He is also a substantial shareholder of BOB. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#6) Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited.

(#7) Mr. Jack Wong is the Chief Executive of the Company effective October 1, 2022. Further, Jack Wong was re-elected Director of the Company by Waiver and Consent of Shareholders, effective March 30, 2024.

NOTE 14 – PROMISSORY NOTE TO RELATED PARTIES

	September 30, 2024	June 30, 2024

Promissory Note to related party	$-	$591,170

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	September 30,	June 30,
	2024	2024
Balance at the beginning of period or year	$591,170	$487,790
Interest expense	84,718	103,380
Converted to Company’s restricted Common Stock	(675,888)	-
Balance at the end of period or year	$-	$591,170

On March 13, 2023, the Company and its former indirect wholly-owned subsidiary Champmark Sdn Bhd ("CSB") entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s account payable to a related party, Borneo Oil Corporation Sdn Bhd (“BOC”) by way of the issuance on March 13, 2023, of a two year term Promissory Notes with the face value (principal) amount of $675,888, and bearing 2% coupon interest. The Note was repayable by May 12, 2025, either in cash or by the issuance of the Company’s restricted Common Stock priced at $0.07 per share at the discretion of the holder of the Promissory Note. The fair value of the Promissory Note of $481,023 was calculated using the net present value of estimated future cash flows with the assumptions of risk free rate at 4.03%, credit spread of 11.6% and liquidity risk premium of 5.6%. On August 16, 2024, the Company entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total amount of $675,888 into 9,655,542 shares of the Company’s restricted Common Stock at the agreed conversion price of $0.07 per share for issuance on August 16, 2024. A total of 9,655,542 shares of the Company’s restricted Common Stock were issued on August 16, 2024, to Borneo Oil Berhad, the appointed nominee of the Creditor, to settle in full the total of USD 675,888 of CSB’s account payable to the Creditor.

The Company recorded accretion of liability on promissory notes of $84,718 and $103,380 and presented as interest expense on promissory notes for the period ended September 30, 2024, and year ended June 30, 2024, respectively. Interest on promissory note at 2% were $1,738 and $3,403 for the three months ended September 30, 2024 and 2023, respectively.

NOTE 15 - LEASES

The Company adopted ASU No. 2016-02, Leases, and determines whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component as the Company has elected the practical expedient. Some of the operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	September 30, 2024	June 30, 2024

Assets
Right-of-use asset (#1)	$720,000	$720,000
Right-of-use asset (#2)	64,910	64,910
Total RoU assets	$784,910	$784,910
Less: Amortisation	(306,947)	(275,428)
	$477,963	$509,482

Liabilities
Current:
Operating lease liabilities	$23,677	$24,881
Finance lease liabilities	22,499	22,323
	46,176	47,204

Finance lease liabilities – assets held for sale	30,452	603,252

Non-current:
Operating lease liabilities	-	4,602
Finance lease liabilities	80,052	86,565
	80,052	91,167

Total lease liabilities	$156,680	$741,623

As of September 30, 2024, right-of-use assets were $477,963 and lease liabilities were $156,680.

As of June 30, 2024, right-of-use assets were $509,482 and lease liabilities were $741,623.

For the three months ended September 30, 2024 and 2023, the amortization charge on right-of use assets was $31,519 and $30,560, respectively.

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

There are no corresponding lease liabilities recorded, as the lease payments for the entire lease period have been paid upfront upon inception of the agreement.

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

The accretion of lease liability for the three months ending September 30, 2024, and 2023, were $1,255 and $2,214 respectively.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the periods.

	Three Months ended September 30,
	2024	2023

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$6,739	$11,435

Operating lease cost:
Operating lease expense (per ASC 842)	32,774	32,774

Total lease expense	$39,513	$44,209

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

Future Contractual Lease Payments as of September 30, 2024

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and thereafter ending September 30:

Years ending September 30,	Operating and finance lease amount

2025	$81,109
2026	24,771
2027	24,771
2028	20,383
2029	11,610
Thereafter	1,935

Total minimum finance lease liabilities payment	164,579
Less: interest	(7,899)
Present value of lease liabilities	$156,680

Representing:-
Current liabilities	$76,628
Non-current liabilities	80,052
$156,680

NOTE 16 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 Common Shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each Common Share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no Preferred shares outstanding as of September 30, 2024, and June 30, 2024.

Common stock outstanding

On July 24, 2024, the Company issued 3,194,443 restricted Common Shares for $287,500 at $0.09 per share to four US shareholders and 6,005,000 restricted Common Shares for $600,500 at $0.10 per share to twenty US shareholders and one non-US shareholder.

On July 31, 2024, the Company issued 1,000,000 of the Company’s restricted Common Shares each to Dr. Nam Tran and Dr. Raymond Powell as part of the compensation package in the Services Agreements that the Company entered into with Dr. Nam Tran and Dr. Raymond Powell on April 20, 2024, for the service period from May 1, 2024, to April 30, 2025.

On August 8, 2024, the Company issued 700,000 of the Company’s restricted Common Shares to Dale Ludwig as part of the compensation package in the Services Agreement that the Company entered into with Dale Ludwig on June 1, 2024 for the service period from June 1, 2024, to April 30, 2025.

On August 9, 2024, the Company issued 888,888 restricted Common Shares for $80,000 at $0.09 per share to one US shareholder and 11,840,000 restricted Common Shares for $1,184,000 at $0.10 per share to twenty-three US shareholders and one non-US shareholder.

On August 16, 2024, the Company issued 9,655,542 shares of the Company’s restricted Common Stock at the price of $0.07 per share to Borneo Oil Berhad in relation to the Settlement of Debts Agreement (the “SDA Agreement”) and a two-year term period Promissory Note entered into with its former indirect wholly-owned subsidiary Champmark Sdn Bhd (“CSM”) and CSM’s creditor Borneo Oil Corporation Sdn Bhd (the “Creditor”) to settle in full a total of USD $675,888 of CSM’s account payable. On March 13, 2023, the Company and CSM entered into an SDA Agreement and a two-year term period Promissory Note with the Creditor to settle in full a total of USD $675,888 of CSM’s account payable to the Creditor either in cash or by the issuance of new restricted shares of the Company’s Common Stock at a price of $0.07 per share. As set out in the SDA Agreement, the new restricted shares for settlement of the account payable to the Creditor shall be issued to the Creditor or its nominee. On August 16, 2024, the Company entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total amount of $675,888 into 9,655,542 shares of the Company’s restricted Common Stock at the agreed conversion price of $0.07 per share for issuance on August 16, 2024.

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

On September 16, 2024, the Company issued 222,222 restricted Common Shares for $20,000 at $0.09 per share to one US shareholder and 350,000 restricted Common Shares for $35,000 at $0.10 per share to two US shareholders.

On October 16, 2024, the Company issued 800,000 restricted Common Shares for $80,000 at $0.10 per share to three US shareholders.

On September 8, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) entered into a Service and Stock Cancellation Agreement with EMGTA LLC to cancel the Services Agreement dated December 1, 2022, including the cancellation of 375,000 restricted Common shares issued at $0.20 on December 31, 2022, totaling $75,000 as consideration for certain services. The cancellation is still in process.

Not considering the commitment to cancel shares as above, there were 1,240,946,567 and 1,199,358,251 shares of Common Stock issued and outstanding as of September 30, 2024, and June 30, 2024.

The Company has no stock option plan, warrants, or other dilutive securities issued as of September 30, 2024. As of June 30, 2024, 2,700,000 and 670,000 Common Stocks committed to be issued to non employees and an employee respectively.

NOTE 17 - INCOME TAX

For the three months ended September 30, 2024 and 2023, the local (“United States of America”) and foreign components of profit (loss) before income taxes were comprised of the following:

	Three Months ended September 30,
	2024	2023

Tax jurisdiction from:
- Local (US regime)	$(227,398)	$(329,925)
- Foreign, including
British Virgin Island	690,229	(26,480)
Malaysia	(101,387)	(193,027)
Labuan, Malaysia	(6,729)	(29)

Profit (Loss) before income taxes	$354,715	$(549,461)

 The provision for income taxes consisted of the following:

Three Months ended September 30,
	2024	2023

Current tax:
- Local	$-	$-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

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

The Company has provided for a full valuation allowance against the deferred tax assets of $1,385,106 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $6,595,741 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018, are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely. However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the three months ended September 30, 2024 and 2023, there was no operating income under US tax regime.

BVI

Under the current BVI law, VRAP is not subject to tax on income.

Labuan

Under the current laws of the Labuan applicable to BRL, income derived from an intellectual property right is subject to tax under the Malaysian Income Tax Act 1967 (ITA) at 24% of its chargeable income. However, BRL is not subject to income tax, given that it was a net loss position during the current period presented.  The losses are presently not able to be carried forward to offset against its future operation income as income-generating activities have not yet been undertaken.

Malaysia

The Company’s subsidiaries, Verde Malaysia and Wision are registered in Malaysia and are subject to the Malaysia corporate income tax at a standard income tax rate of 24% on chargeable income.

The operation in Malaysia incurred $902,186 of cumulative net operating losses as of September 30, 2024, which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $216,525 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Three Months ended September 30,
	2024	2023

Loss before income taxes	$(101,387)	$(193,027)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(24,333)	(46,326)
Non-deductible items	14,227	13,026
Operating losses unable to carried forward	1,615	7
Valuation allowance	8,491	33,293
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	September 30, 2024	June 30, 2024

Deferred tax assets:
Net operating loss carryforwards, from
US tax regime	$1,385,106	$1,129,164
Malaysia tax regime	216,525	147,979
Less: valuation allowance	(1,601,631)	(1,277,143)
Deferred tax assets, net	$-	$-

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

NOTE 18 - RELATED PARTY TRANSACTIONS

	Three Months ended
	September 30,
	2024	2023
Related party transactions:
Rental income:
Mr. Jack Wong (#1)	$13,846	$13,846
Professional services provided by:
Warisan Khidmat Sdn Bhd (#2)	$-	$4,538
Interest expense payable to:
BOC (#3)	$1,738	$3,403

Related party balances (other than those disclosed in Note 13 and Note 14):
	As of
	September 30, 2024	June 30, 2024
Trade payables
Warisan Khidmat Sdn Bhd (#2)	$-	$1,484

(#1) Mr. Jack Wong is the Chief Executive of the Company effective October 1, 2022. By Waiver and Consent of Shareholders, Mr. Jack Wong was re-elected Director of the Company, effective March 30, 2024.

(#2) Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by a Director of Verde Malaysia.

(#3) Borneo Oil Corporation Sdn Bhd (“BOC”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.6% of the Company’s issued and outstanding common stock as of September 30, 2024). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 19 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers and major vendors

For the three months ended September 30, 2024, there was 1 single customer whose revenue exceeded 10% of the revenue in the segment of production and distribution of renewable commodities.

	Revenue September 30, 2024		Accounts Receivable September 30, 2024
	USD	%	USD

Customer A	$125,120	100%	187,314

There were no customers which exceeded 10% of revenue for the three months ended September 30, 2023.

For the three months ended September 30, 2024, there was 1 single vendor whose direct cost exceeded 10% of the revenue in the segment of production and distribution of renewable commodities.

	Direct Costs September 30, 2024		Accounts Payable September 30, 2024
	USD	%	USD

Vendor A	$8,800	18%	8,800

There were no vendors which exceeded 10% of direct costs for the three months ended September 30, 2023.

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

(c) Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of MYR converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 20 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months ended September 30, 2024, and 2023, $1,973 and $3,559 contributions were made accordingly.

NOTE 21 - SHARES ISSUED TO NONEMPLOYEE AND EMPLOYEE

On December 15, 2022, the Company entered into a Services Agreement with Looi Pei See (the “Looi Pei See Agreement”) to engage her as a consultant to develop the retail markets for the Company’s products and services in Malaysia and Singapore. The Company will pay Looi Pei See by the issuance of 1,140,000 shares of the Company’s restricted Common Stock, par value $ 0.001 per share  on or before December 31, 2022. The shares were issued on December 31, 2022, for service period from December 15, 2022, to December 14, 2025. The fair value of 1,140,000 shares was $228,000 which calculated based on stock price of $ 0.20 per share on December 15, 2022 (date of issuance) and is being amortized over the service period. During the period ended September 30,2024, the Company charged $17,290 to selling, general and administrative expenses as consulting expenses.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Fosnacht Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted Common Stock, par value $0.001 per share on or before January 31, 2024. The term of the Fosnacht Agreement will remain effective until December 31, 2025, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. The fair value of 1,000,000 shares was $134,000 which calculated based on stock price of $ 0.134 per share on January 31, 2024 (date of issuance). and is being amortized over the service period. During the period ended September 30, 2024, the Company charged $15,391 to selling, general and administrative expenses as consulting expenses.

On April 20, 2024, the Company entered into two Services Agreements (the “NIE Agreements”) with Dr. Nam Tran and Dr. Raymond Powell to engage them as National Implementation Experts for its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the NIE Agreements. Under the NIE Agreements, the Company will pay Dr. Nam Tran and Dr. Raymond Powell each by the issuance of 3,000,000 shares of the Company’s restricted Common shares in three tranches of 1,000,000 shares each on or before July 31, 2024, October 31, 2025, and October 31, 2026, respectively. The term of the NIE Agreements will remain effective until April 30, 2027, and both parties may renew their respective agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the respective addendum to NIE Agreements dated June 29, 2024, each tranche of shares to be issued is compensation for each service period of 12 months beginning from May 1, 2024, May 1, 2025, and May 1, 2026, respectively. The fair value of first 1,000,000 shares was $360,000 each, calculated based on stock price of $0.36 per share on July 31, 2024 (date of issuance), and is being amortized over the respective service period. During the period ended September 30, 2024, the Company charged a total of $181,480 to selling, general and administrative expenses as consulting expenses.

On June 1, 2024, the Company entered into a multi-year Services Agreement (the “ Ludwig Agreement”) with Dale Ludwig to engage him as Strategic Advisor for the Company and all its subsidiaries, to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company's technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development. Pursuant to the Ludwig Agreement, the Company agreed to issue a total of 2,000,000 restricted shares of the Company’s Common Stock to Dale Ludwig over three tranches of 700,000 shares on or before August 31, 2024, 700,000 shares on or before October 31, 2025, and 600,000 shares on or before October 31, 2026. Pursuant to the addendum to the Ludwig Agreement dated June 29, 2024, each tranche of shares to be issued is compensation for each service period beginning 11 months from June 1, and 12 months from 2024, May 1, 2025, and May 1, 2026, respectively. The fair value of first 700,000 shares was $210,000, calculated based on stock price of $0.30 per share on August 8,2024 (date of issuance) and is being amortized over the service period. During the period ended September 30, 2024, the Company charged $57,844 to selling, general and administrative expenses as consulting expenses.

The Company agreed to issue 670,000 of the Company’s restricted Common shares to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Bava Employment Agreement upon completing each full year of service. The term of the Bava Employment Agreement will remain effective until September 30, 2027. On August 30, 2024, the Company issued 670,000 of the Company’s restricted Common shares to Eric Bava as part of the compensation package in the Bava Employment Agreement. The fair value of 670,000 shares was $181,235 which calculated based on stock price of $0.2705 per share on August 30, 2024 (date of issuance), and is being amortized over the service period from October 1, 2023, to September 30, 2024. During the period ended September 30, 2024, the Company charged $45,556 to selling, general and administrative expenses as salary expenses.

On July 31, 2024, Verde Renewables, Inc, a wholly owned subsidiary of the Company, entered into an addendum to employment agreement with Jeremy P. Concannon (Chief Growth Officer (“CGO”) of the Company effective from August 1, 2024) (the “Concannon Addendum Agreement”). Pursuant to the Concannon addendum Agreement, the Company agreed to issue a total of 4,050,000 restricted shares of the Company’s Common Stock to Jeremy P. Concannon over three tranches of 1,350,000 shares each on or before August 31, 2024, August 31, 2025, and August 31, 2026 respectively. The term of the Concannon Addendum Agreement will remain effective until September 30, 2027, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the addendum to the Concannon Agreement dated September 27,2024, each tranche of shares to be issued as compensation for each service period beginning 12 months from August 1, 2024, and 2025, and for 14 months from August 1, 2026, to September 30, 2027, respectively. The fair value of first 1,350,000 shares was $365,175, calculated based on stock price of $0.2705 per share on August 30,2024 (date of issuance), and is being amortized over the service period. During the period ended September 30, 2024, the Company charged $61,029 to selling, general and administrative expenses as salary expenses.

The Company agreed to issue 25,000 of the Company’s restricted Common Shares to Hannah Bruehl, Executive Assistant to C-Suite Executives of the Company for service period from September 3, 2024 to September 2, 2025, as part of the compensation package in the Letter of Offer signed on August 20, 2024.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Future commitments with regards to repayment of lease liabilities are disclosed in Note 15.

Part from the above, as of September 30, 2024, the Company had the following capital commitment:

a) commitment to issue restricted Common Shares to the following service provider on or before October 31, 2026, for services to be performed pursuant to the Service Agreements signed with nonemployees as disclosed in Note 16 and Note 21:

Number of shares to be issued

Financial year ended June 30, 2026
Nam Tran	1,000,000
Raymond Powell	1,000,000
Dale Ludwig	700,000
2,700,000

Financial year ended June 30, 2027:
Nam Tran	1,000,000
Raymond Powell	1,000,000
Dale Ludwig	600,000
2,600,000

b) commitment to cancel 375,000 restricted common shares pursuant to the Service Agreement signed and Service and Stock Cancellation Agreement with EMGTA LLC as disclosed in Note 16.

c) Quarterly committed payments, to be paid in advance, of $50,000 from September 2024 to March 2025, and $62,500 from June 2025 to September 2026 to support a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” pursuant to an agreement entered with The National Center for Asphalt Technology at Auburn University ("NCAT") on June 27, 2024.

d) commitment to issue restricted Common Shares, comprising of 800,000 restricted Common Shares at $0.10 per share to three US shareholders.

As of September 30, 2024, the Company has no material contingencies.

NOTE 23 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up through the date the Company issued the audited unaudited condensed consolidated financial statements.

On October 16, 2024, the Company issued 800,000 restricted Common Shares for $80,000 at $0.10 per share to three US shareholders.

On October 16, 2024, the Company formed a new subsidiary, VerdePlus Inc. (“VerdePlus”), a Missouri corporation in partnership with Nature Plus Inc. (“NPI”) for the purpose of conducting business on the production of low-carbon building materials by integrating the Company’s expertise with the innovative stabilization enzyme TerraZyme, an intellectual property of NPI to be injected into VerdePlus. The Company and NPI owned 55% and 45% of VerdePlus, respectively.

On October 18, 2024, the Company entered into a binding Term Sheet with C-Twelve Pty Ltd (“C-Twelve”), a corporation incorporated in Western Australia, granting the Company (i) an exclusive license to utilize its proprietary binder and biochar asphalt mixed designs (the "Licensed Technology") for the production and commercialization of asphalt surfacing-related products (the "End Products") within the United States of America and (ii) the first right of refusal to extend the exclusive licensing of the Licensed Technology to other countries and territories subject to terms and conditions to be mutually agreed upon. The Company shall commit to producing a minimum quantity of End Products each year, as defined in the definitive agreement (the "Minimum Production Amount"). The specific Minimum Production Amount will be stipulated in an appendix or exhibit to the final licensing agreement. The Company shall pay C-Twelve royalties based on the Minimum Production Amount, at a rate mutually agreed upon by both parties and specified in the definitive agreement. Should the Company fail to meet the Minimum Production Amount in any given year, it shall remain obligated to pay royalties based on the agreed-upon minimum production levels. In the event that production exceeds the Minimum Production Amount, additional royalties shall be payable for the excess production, calculated at the same royalty rate or as otherwise mutually agreed in the definitive agreement. Both parties will mutually agree on a Carbon Credit percentage allowance for C-Twelve. C-Twelve shall grant the Company the right to file, prosecute, and maintain United States patent applications incorporating C-Twelve’s Intellectual Property (IP), subject to C-Twelve’s final review and approval before submission. All such patents will be filed and maintained under the Verde brand name. The Company shall reserve the right to market and sell End Products under its own brand names, with C-Twelve being referenced, as well as C-Twelve having the right to market the Company’s activities under the definitive agreement. C-Twelve shall also collaborate with the Company on a joint installation of its proprietary technology that will take place on the Company’s designated cross-section at the National Center for Asphalt Technology (NCAT) Test Track in Opelika, Alabama, with a target completion between December 16–20, 2024. The Term Sheet shall commence on October 18, 2024, and shall remain in effect until February 28, 2025, unless terminated earlier in accordance with the agreed provisions, including the execution of a definitive agreement by both parties on or before February 28, 2025. The Term Sheet may be extended or renewed upon the mutual written agreement of both parties. Upon the execution of the definitive agreement, the Company shall pay a sign-on fee of USD $300,000 and issue 1,500,000 restricted shares of the Company’s Common Stock to C-Twelve.

On October 22, 2024, the Company entered into a service agreement with GECA Environment (“GECA”) to provide the Company with strategic support for carbon credit monetization. GECA is an internationally recognized firm, expert in carbon valorization and sequestration. GECA’s unmatched expertise and broad service offerings make it an invaluable partner for businesses and organizations seeking holistic waste valorization solutions. Committed to the global fight against climate change, GECA operates in over 15 countries with a diverse international team. With a proven track record in project development and successful brokerage of biochar-based carbon credits to renowned clients, GECA consistently delivers impactful, high-quality solutions for carbon removal. Under this service agreement, GECA will provide the Company with comprehensive strategic support focused on monetizing carbon attributes, specifically through biochar and carbon removal credits. This partnership aims to maximize the value of the Company's carbon removal initiatives via its Biochar-Asphalt and other Net Zero construction products while ensuring compliance with carbon market standards. The structure of the strategic advisory, for a duration of six (6) months, is a monthly retainer with a maximum number of hours allocated. The retainer starts at USD $5,000 per month. GECA will advise the Company of the expected time to conduct any requested task prior to starting. If a task requires it to go beyond the allotted hours, and which are approved by the Company, hourly rates for the executed work as defined in the service agreement will be added accordingly.

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up through the date the Company issued the audited unaudited condensed consolidated financial statements and determined that there are no further significant subsequent items which are required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K, as filed on October 16, 2024. You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Overview

Verde Resources, Inc. (the “Company” or “VRDR”) was incorporated in the State of Nevada on April 22, 2010.

The Company is a leader in Net Zero road construction and building materials, driving innovations that enhance sustainability and advance environmental stewardship. By integrating biochar, a highly effective carbon sequester and performance enhancer, the Company facilitates the industry’s seamless Transition to Zero. This approach reduces GHG emissions, optimizes the use of native soils and recycled materials, speeds installation, and improves efficiency while cutting costs. Since 2021, the Company’s BioFraction™ facility in Borneo has been converting palm waste into biochar and other sustainable byproducts. Although operations in Borneo, Malaysia, experienced a temporary slowdown during the financial year, this is due to the strategic focus on a test track partnership between its US-based subsidiary, Verde Renewables Inc., and the National Center for Asphalt Technology (NCAT). This partnership is rigorously testing the Company’s innovative Biochar-Asphalt technology, which is intended to provide superior performance, environmental sustainability, and the generation of Carbon Removal and Avoidance Credits.

Once this potentially groundbreaking, eco-friendly solution is certified at the highest industry standards, the same blueprint will be introduced in Malaysia. Ongoing discussions with PLUS Malaysia, the country’s largest highway operator, signal a growing demand for biochar in the region. This demand, coupled with the certification, should enable the BioFraction™ plant to secure a reliable client, ensuring the resumption of normal operations in Malaysia with the potential for significant scale-up over time.

The Company has undergone a restructuring exercise to shift its focus towards renewable energy and sustainable development with the world faced with challenges of climate change and environmental dehydration. The Company has announced the disposition of the mining business through the sale of the entire issued and paid-up share capital of Champmark Sdn Bhd (“CSB”) on March 13, 2023. The disposition of CSB was completed on April 20, 2023. The Company has also discontinued its distribution of THC-free cannabinoid (CBD) products following the expiration of its supply agreement with MRX Xtractors, LLC on July 6, 2024. In line with this transition, the Company has made a strategic decision to fully divest from the Cannabis and CBD industry, similar to its previous divestment from mining operations in Malaysia, to concentrate solely on advancing its sustainability agenda.

The Company conducts business operations in St Louis, Missouri, U.S.A., through Verde Renewables, Inc. (“VRI”), a company incorporated in the State of Missouri, U.S.A., and an indirect wholly-owned subsidiary Verde Estates, LLC (“VEL”), a Missouri limited liability company.

Puro.earth, the crediting platform for durable carbon removal, has officially registered the Company as a Carbon Removal Credit supplier as part of its Accelerate program. This partnership was formalized through a platform agreement signed in April 2023. The Company’s endeavors are poised to unlock revenue opportunities by generating Carbon Removal Credits (CORCs). This critical step incentivizes the broader adoption of climate technologies and enables the Company to supply these credits to companies seeking to offset their carbon footprint in pursuit of net-zero objectives. Simultaneously, this approach creates the potential for an additional and substantial revenue stream for the Company.

The following diagram illustrates our current corporate structure:

On August 7, 2023, the Company entered into a Memorandum of Understanding (the “MOU”) with Andre van Zyl (“AvZ”) & Green Carbon Industries Group of Companies (“GCI”), headquartered in Western Australia, to actively pursue and put in place a mutually agreeable and fully funded project venture in North America, through the Company to securely ring-fence, support, preserve and implement the existing and related Intellectual Property of both parties and their respective subsidiaries/representatives, as well as to fund and support ongoing and future Research and Developments. The intended project venture was to be responsible to establish a phased implementation plan for modified, scaled Biochar and Construction Char operations, to be paired with new Cold Bio Emulsion and Cold Bio Mix technology plant production operations established for the production of low CO2 footprint construction material in the territory of North America. Successful implementation of the project venture, was to allow a further option to expand operations throughout the continents of South America’s, APAC, Europe, and Africa.

Subsequently on May 15, 2024, the Company, AvZ and GCI mutually agreed to terminate the collaboration laid out in the MOU that was entered into on August 7, 2023. The MOU is rendered null and void effective May 15, 2024.

On September 12, 2023, Jack Wong stepped down from his position as President of the Company, but remains as Chief Executive Office of the Company.

On September 12, 2023, the Board of Directors of the Company appointed Jack Wong, CEO and Director of the Company, as Chairman of the Board of Directors. Subsequently, on January 23, 2024, Jack Wong stepped down from his position as Chairman of the Board of Directors of the Company, and Joseph Ambrose Lee was appointed Director and Chairman of the Board for a one-year term, and Tay Hong Choon was appointed Special Advisor to the Board for a one-year term.

On October 1, 2023, the Company appointed Eric Bava and Andre van Zyl as Chief Operating Officer and Chief Technology Officer respectively to drive the Company’s climate-tech innovation. Effective May 15, 2024, Andre van Zyl stepped down from his position as Chief Technology Officer (“CTO”) of the Company.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Fosnacht Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Fosnacht Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted Common Stock, par value $0.001 per share on or before January 31, 2024. The term of the Fosnacht Agreement will remain effective until December 31, 2025, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. On January 31, 2024, the Company issued 1,000,000 restricted Common shares to Donald R. Fosnacht.

On January 23, 2024, by resolution of the Board of the Company, approved an amendment to the Bylaws of the Company (the "Amendment"). The Amendment, which was adopted effective January 23, 2024, increases the number of Directors from three (3) to seven (7).

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

Effective June 18, 2024, Joseph Ambrose Lee tendered his resignation as Director and Chairman of the Board and member of the Management Committee of the Company. By resolution of the Board, Balakrishnan B S Muthu, Director and Chief Financial Officer of the Company, was appointed Chairman of the Board to replace Joseph Ambrose Lee effective June 18, 2024. The Management Committee now consists of four (4) members: Balakrishnan B.S. Muthu, Jack Wong, Tay Hong Choon and Steven Sorhus.

On April 20, 2024, the Company entered into two Services Agreements (the “NIE Agreements”) with Dr. Nam Tran and Dr. Raymond Powell to engage them as National Implementation Experts for its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the NIE Agreements. Under the Agreements, the Company will pay Dr. Nam Tran and Dr. Raymond Powell each by the issuance of 3,000,000 shares of the Company’s restricted Common shares in three tranches of 1,000,000 shares each on or before July 31, 2024, October 31, 2025, and October 31, 2026, respectively. The term of the NIE Agreements will remain effective until April 30, 2027, and both parties may renew their respective agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the respective addendum to the NIE Service Agreements dated June 29, 2024, each tranche of shares to be issued is compensation for each service period of 12 months beginning from May 1, 2024, May 1, 2025, and May 1, 2026, respectively.

Subsequently, on July 31, 2024, the Company issued 1,000,000 of the Company’s restricted Common shares each to Dr. Nam Tran and Dr. Raymond Powell as part of the compensation package in the NIE Agreements.

On May 14, 2024, the Company entered into a Heads of Agreement (the “HOA”) with Zym-Tec Technologies Limited (“ZT”), granting the Company (i) the right to form a collaboration entity (“Collaboration”) to further develop ZT’s aforementioned technologies by incorporating Biochar as a carbon input for use in the road infrastructure and construction industry (the “Products”) and (ii) the Master Licensing Rights for the USA Territory for ZT’s patented technologies to the Collaboration entity, including Soil Stabilization, Reclaimed Asphalt Pavement (RAP), wearing course materials, concrete, other building material products. This Collaboration aims to generate Carbon Removal Credits through the use of biochar and create new net-zero or carbon net-negative IP products that are higher performing, more durable, sustainable, and cost-effective. These new IPs will be co-owned equally by the Company and ZT. In consideration of the Collaboration, the Company and ZT will establish a new Special Purpose Vehicle (the "SPV") to be equally held by both parties. The SPV will be responsible for executing the new VERDE-ZymTec Net-Zero and Carbon-Negative Technologies and Building Material Products. The Company and ZT will integrate the collaborative activities into the SPV. The share structure and income split shall be confirmed by the Company and ZT in the final agreement. Subsequently, the Company will apply for an uplift to the Nasdaq stock exchange as part of the final restructuring process. The Collaboration will distribute the royalties, license fees, carbon avoidance credits, and carbon removal credits to the Company and ZT. The HOA outlines the terms and conditions for the cooperation between both parties, with the intent to execute a more detailed agreement within an agreed timeframe. The detailed agreement will supersede the obligations outlined in the HOA.

On June 1, 2024, the Company entered into a multi-year Services Agreement (the “Ludwig Agreement”) with Dale Ludwig to engage him as Strategic Advisor for the Company and all its subsidiaries, to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company's technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development. Pursuant to the LudwigAgreement, the Company agreed to issue a total of 2,000,000 restricted shares of the Company’s Common Stock to Dale Ludwig over three tranches of 700,000 shares on or before August 31, 2024, 700,000 shares on or before October 31, 2025, and 600,000 shares on or before October 31, 2026. Pursuant to the addendum to Ludwig Agreement dated June 29, 2024, each tranche of shares to be issued is compensation for each service period beginning 11 months from June 1, 2024, and 12 months from May 1, 2025, and May 1, 2026, respectively.

Subsequently on August 8, 2024, the Company issued 700,000 of the Company’s restricted Common shares to Dale Ludwig as part of the compensation package in the Ludwig Agreement.

On June 27, 2024, the Company entered into an agreement with The National Center for Asphalt Technology at Auburn University ("NCAT") to undertake a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement”(the “Project”). The Project, led by Dr. Nam Tran, Associate Director and Research Professor at NCAT, will involve comprehensive performance testing on the NCAT Test Track in Opelika, Alabama. This facility, sponsored by various state Departments of Transportation (DOTs) and in partnership with the Minnesota Road Research Facility (MnROAD), is dedicated to advancing sustainable pavement technologies. The NCAT Test Track will be constructed in the summer of 2024 to evaluate cutting-edge technologies co-developed by the Company and Zym-Tec. These innovations utilize enzymes to treat expansive soils and stabilize marginal base materials, potentially reducing or eliminating the need for carbon-intensive materials such as hydrated lime and Portland cement. Additionally, integrating biochar from biomass pyrolysis into enzyme-treated pavement materials is expected to improve performance, substantially reduce greenhouse gas (GHG) emissions, and sequester carbon dioxide. This pioneering approach is projected to generate Carbon Removal Credits upon completion of the test track installation, proving the viability of this next-generation blueprint for net-zero road construction. The Company is confident in its Verde-ZymTec technology and aspires to attain the highest level of certification from NCAT. Success in this Project is expected to drive widespread adoption of a net-zero road construction blueprint by DOTs across the United States and the federal DOT. Additionally, the substantial Carbon Removal Credits generated will create a significant and separate revenue stream for the Company. The Project commences on June 24, 2024, and is expected to conclude on September 30, 2027, with the first draft of the final report expected in Spring 2027. The Company has committed $750,000 to support the Project, with an initial payment of $100,000 upon execution of the NCAT agreement, followed by quarterly payments of $50,000 from September 2024 to March 2025, and $62,500 from June 2025 to September 2026.

Effective August 1, 2024, Jeremy P. Concannon was appointed as Chief Growth Officer (“CGO”) of the Company. Pursuant to the Employment Agreement  entered into between Jeremy P. Concannon and Verde Renewables, Inc, a wholly owned subsidiary of the Company as of July 31, 2024 (the “Concannon Agreement”), the Company agreed to issue a total of 4,050,000 restricted shares of the Company’s Common Stock to Jeremy P. Concannon over three tranches of 1,350,000 shares on or before August 31, 2024, 1,350,000 shares on or before August 31, 2025, and 1,350,000 shares on or before August 31, 2026. Subsequently on August 30, 2024, the Company issued 1,350,000 of the Company’s restricted Common shares to Jeremy P. Concanon, as part of the compensation package in the Concannon Agreement.

Pursuant to the addendum to Concannon Agreement dated September 27, 2024, each tranche of shares to be issued as compensation for each service period beginning 12 months from August 1, 2024 and 2025, and for 14 months from August 1, 2026, to September 30, 2027, respectively.

On August 14, 2024, the Company entered into a Memorandum of Understanding (the “NPI MOU”) with Nature Plus Inc. (“NPI”) to formalize the collaboration on the NCAT Project referred to above Test Track Project (the “Project”) and explore subsequent business opportunities arising from the successful completion of the Project. The Project will involve the application of TerraZyme technology for the stability of subgrade and base layers, with the overarching goal of advancing road construction methodologies. The Company holds a three-year agreement with NCAT for the research, development and testing of road construction technologies. The Company has committed to funding the Project at a minimum cost of $750,000, This funding will support the necessary performance testing by NCAT to secure the highest level of certification for the commercial adoption of the technology by the Departments of Transportation (“DOTs”). NPI will work in close collaboration with the Company and NCAT to provide critical technical expertise to support the Project and assist the Company in obtaining NCAT certification and other relevant approvals. The Company will procure and utilize 6 liters of TerraZyme for the NCAT test track. The Company and NPI will jointly develop mixed designs and materials incorporating biochar, aimed at enhancing performance and promoting carbon sequestration. The NPI MOU shall be effective until December 31, 2026, or until replaced by a subsequent distributor agreement. Upon the successful completion of the Project, the Company and NPI intend to continue the collaboration on future initiatives, including soil stabilization and material development, carbon removal credits, certification and compliance, and exclusive rights to distributing TerraZyme.

On August 16, 2024, the Company issued 9,655,542 shares of the Company’s restricted Common Stock at the price of $0.07 per share to Borneo Oil Berhad in relation to the Settlement of Debts Agreement (the “SDA Agreement”) and a two-year term period Promissory Note entered into with its former indirect wholly-owned subsidiary Champmark Sdn Bhd (“CSM”) and CSM’s creditor Borneo Oil Corporation Sdn Bhd (the “Creditor”) to settle in full a total of USD $675,888 of CSM’s account payable. On March 13, 2023, the Company and CSM entered into a SDA Agreement and a two year term period Promissory Note with the Creditor to settle in full a total of USD $675,888 of CSM’s account payable to the Creditor either in cash or by the issuance of new restricted shares of the Company’s Common Stock at a price of $0.07 per share. As set out in the SDA Agreement, the new restricted shares for settlement of the account payable to the Creditor shall be issued to the Creditor or its nominee. On August 16, 2024, the Company entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total amount of $675,888 into 9,655,542 shares of the Company’s restricted Common Stock at the agreed conversion price of $0.07 per share for issuance on August 16, 2024.

On October 16, 2024, the Company issued 800,000 restricted Common Shares for $80,000 at $0.10 per share to three US shareholders.

On October 16, 2024, the Company formed a new subsidiary, VerdePlus Inc. (“VerdePlus”), a Missouri corporation in partnership with Nature Plus Inc. (“NPI”) for the purpose of conducting business on the production of low-carbon building materials by integrating the Company’s expertise with the innovative stabilization enzyme TerraZyme, an intellectual property of NPI to be injected into VerdePlus. The Company and NPI owned 55% and 45% of VerdePlus, respectively.

On October 18, 2024, the Company entered into a binding Term Sheet with C-Twelve Pty Ltd (“C-Twelve”), a corporation incorporated in Western Australia, granting the Company (i) an exclusive license to utilize its proprietary binder and biochar asphalt mixed designs (the "Licensed Technology") for the production and commercialization of asphalt surfacing-related products (the "End Products") within the United States of America and (ii) the first right of refusal to extend the exclusive licensing of the Licensed Technology to other countries and territories subject to terms and conditions to be mutually agreed upon. The Company shall commit to producing a minimum quantity of End Products each year, as defined in the definitive agreement (the "Minimum Production Amount"). The specific Minimum Production Amount will be stipulated in an appendix or exhibit to the final licensing agreement. The Company shall pay C-Twelve royalties based on the Minimum Production Amount, at a rate mutually agreed upon by both parties and specified in the definitive agreement. Should the Company fail to meet the Minimum Production Amount in any given year, it shall remain obligated to pay royalties based on the agreed-upon minimum production levels. In the event that production exceeds the Minimum Production Amount, additional royalties shall be payable for the excess production, calculated at the same royalty rate or as otherwise mutually agreed in the definitive agreement. Both parties will mutually agree on a Carbon Credit percentage allowance for C-Twelve. C-Twelve shall grant the Company the right to file, prosecute, and maintain United States patent applications incorporating C-Twelve’s Intellectual Property (IP), subject to C-Twelve’s final review and approval before submission. All such patents will be filed and maintained under the Verde brand name. The Company shall reserve the right to market and sell End Products under its own brand names, with C-Twelve being referenced, as well as C-Twelve having the right to market the Company’s activities under the definitive agreement. C-Twelve shall also collaborate with the Company on a joint installation of its proprietary technology that will take place on the Company’s designated cross-section at the National Center for Asphalt Technology (NCAT) Test Track in Opelika, Alabama, with a target completion between December 16–20, 2024. The Term Sheet shall commence on October 18, 2024, and shall remain in effect until February 28, 2025, unless terminated earlier in accordance with the agreed provisions, including the execution of a definitive agreement by both parties on, or before February 28, 2025. The Term Sheet may be extended or renewed upon the mutual written agreement of both parties. Upon the execution of the definitive agreement, the Company shall pay a sign-on fee of USD $300,000 and issue 1,500,000 restricted shares of the Company’s Common Stock to C-Twelve.

On October 22, 2024, the Company entered into a service agreement with GECA Environment (“GECA”) to provide the Company with strategic support for carbon credit monetization. GECA is an internationally recognized firm, expert in carbon valorization and sequestration. GECA’s unmatched expertise and broad service offerings make it an invaluable partner for businesses and organizations seeking holistic waste valorization solutions. Committed to the global fight against climate change, GECA operates in over 15 countries with a diverse international team. With a proven track record in project development and successful brokerage of biochar-based carbon credits to renowned clients, GECA consistently delivers impactful, high-quality solutions for carbon removal. Under this service agreement, GECA will provide the Company with comprehensive strategic support focused on monetizing carbon attributes, specifically through biochar and carbon removal credits. This partnership aims to maximize the value of the Company's carbon removal initiatives via its Biochar-Asphalt and other Net Zero construction products while ensuring compliance with carbon market standards. The structure of the strategic advisory, for a duration of six (6) months, is a monthly retainer with a maximum number of hours allocated. The retainer starts at USD 5,000 per month. GECA will advise the Company of the expected time to conduct any requested task prior to starting. If a task requires it to go beyond the allotted hours, and which are approved by the Company, hourly rates for the executed work as defined in the service agreement will be added accordingly.

Stage of Operation

The Company has transitioned into the green technology sector through its acquisition of Bio Resources Ltd ("BRL"), the registered or beneficial proprietor of the intellectual property associated with the "Catalytic Biofraction Process." This advanced second-generation pyrolysis technology employs a proprietary catalyst to depolymerize palm biomass waste, such as empty fruit bunches and palm kernel shells, at temperatures ranging from 350°C to 500°C. The process produces commercially valuable bio-products, including bio-oil, wood vinegar (pyroligneous acid), biochar, and bio-syngas, utilizing non-food feedstock.

Leveraging its BioFraction™ technology, the Company focuses on producing high-quality biochar from bio-waste. This biochar, combined with a proprietary binder, is used to create Net Zero building materials aimed at modernizing infrastructure. The Company’s innovations deliver significant economic and environmental benefits, aligning with its vision of supporting the industry's seamless #TransitionToZero. This approach reduces greenhouse gas (GHG) emissions, optimizes the use of native soils and recycled materials, enhances product durability, and sequesters substantial amounts of CO₂. The Company's Net Zero blueprint also generates Carbon Credits, enabling global organizations to advance their decarbonization goals. Collaborations with key stakeholders such as the National Center for Asphalt Technology (NCAT), the National Asphalt Pavement Association (NAPA), and leading building material firms demonstrate Verde’s commitment to sustainable infrastructure solutions.

Key Developments

1.    Green Carbon Industries Collaboration (August 2023–May 2024):

On August 7, 2023, the Company announced a partnership with Green Carbon Industries (“GCI”), granting exclusive access to GCI’s intellectual property. This collaboration focused on biochar asphalt showcase projects within the United States, building upon GCI's successes in APAC, the Middle East, and Africa. On May 15, 2024, the Company and GCI mutually agreed to terminate this collaboration.

2.    Carbon Removal Credit Supplier Registration (April 2023):

In April 2023, the Company entered into a platform agreement with Puro.earth, the leading crediting platform for durable carbon removal. This partnership enhances the Company's role in the Accelerate program and establishes it as a Carbon Removal Credit supplier.

3.    Biochar-Asphalt Installations (August 2023):

On August 30, 2023, the Company completed the first-ever biochar-asphalt installation in the U.S., near Chicago, Illinois, followed by another installation at its La Belle, Missouri facility. These efforts have garnered Letters of Intent (LOI) and demonstrate the Company’s shift from mining to climate-tech solutions.

4.    Fosnacht Agreement (October 2023):

On October 23, 2023, the Company engaged Dr. Donald R. Fosnacht to lead the certification of biochar-based carbon-negative construction products, including asphalt, concrete, and soil stabilization materials.

5.    Ludwig Agreement (June 2024):

On June 1, 2024, the Company engaged Dale Ludwig as a strategic advisor to foster relationships with policymakers, Missouri contractors, and industry stakeholders to promote the adoption of the Company’s technologies.

6.    NCAT Project Agreement (June 2024):

On June 27, 2024, the Company initiated a 3-year testing program with NCAT, focusing on sustainable pavement solutions, with a minimum funding commitment of $750,000. The project aims to validate biochar-based road construction technologies for widespread adoption and carbon credit generation.

7.    Collaboration with Nature Plus Inc. (August 2024):

On August 14, 2024, the Company partnered with NPI to integrate TerraZyme technology into the NCAT Project, with an MOU extending this collaboration to 2026. The project incorporates biochar to enhance performance and promote carbon sequestration in road construction.

8.    Completion of Stage 1 at NCAT Test Track (August 2024):

On August 23, 2024, the Company successfully completed Stage 1 of the cross-section at the NCAT test track in collaboration with NPI. This milestone demonstrated significant advancements in sustainable road construction, including:

○    A reduction of Portland cement usage by over 60%.

○    The complete elimination of carbon-intensive hydrated lime.

○    A substantial reduction in the trucking of virgin materials, as TerraZyme enabled the use of in-situ materials.

NCAT is currently analyzing data from the cross-section to validate these outcomes. Concurrently, the Company is in discussions with Climate Action Reserve, a leading carbon avoidance methodology, to quantify and verify the carbon reductions achieved during Stage 1.

9.    Formation of VerdePlus Inc. (October 2024):

On October 16, 2024, after the successful collaboration at NCAT, the Company established VerdePlus Inc., a Missouri corporation, in partnership with NPI. VerdePlus focuses on producing low-carbon building materials, integrating the Company’s expertise with NPI’s proprietary TerraZyme technology. The Company holds a 55% ownership stake in VerdePlus.

10.    Licensing Agreement with C-Twelve Pty Ltd (October 2024):

On October 18, 2024, the Company secured an exclusive license to use C-Twelve’s proprietary biochar asphalt technology in North America, with the first option on other territories, as well as the right to file U.S patents with their IP under the Verde brand . A joint installation at the NCAT test track is planned for December 2024, with another large-scale showcase in Missouri in January 2025.

11.    GECA Service Agreement (October 2024):

On October 22, 2024, the Company partnered with GECA Environment to monetize carbon credits derived from biochar-based products. GECA will provide strategic project development support, with an initial goal of generating at least 10 tons of Carbon Removal Credits as a proof of concept after the NCAT and Missouri showcase projects.

By strategically advancing these initiatives, the Company is poised to lead in the development of sustainable infrastructure solutions, generate new revenue streams through Carbon Removal Credits, and deliver lasting environmental and economic benefits.

Results of Operations

For the three months ended September 30, 2024 and 2023:

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$125,570	$2,582	4,763.3%
Cost of revenue	$(49,596)	$(70,516)	-29.7%
Gross profit (loss)	$75,974	$(67,934)	-211.8%
Selling, general and administrative expenses	$(812,563)	$(456,594)	78.0%
Other operating expenses	$(55,118)	$-
Loss from operation	$(791,707)	$(524,528)	50.9%
Interest expense	$(97,831)	$(41,206)	137.4%
Other income	$1,244,253	$16,273	7,546.1%
NET PROFIT (LOSS)	$354,715	(549,461)	-164.6%

The average rate of MYR : USD for three months ended September 30, 2024 and September 30, 2023 was 0.2305 and 0.2161 respectively.

Revenue

The revenue was mainly derived from sale of Biochar Asphalt Premix in 2024 as the distribution of renewable commodities and compost spreading in 2023. We have generated $125,570 and $2,582 revenues for the period ended September 30, 2024, and 2023, respectively. With a new business line, a gross profit of $75,974 was recorded compared to a gross loss of $67,934 for period ended September 30, 2024, and 2023, respectively.

Cost of revenue

Cost of revenue in 2024 comprised of the cost of Biochar Asphalt products sold whereas the cost in 2023 comprised of production of renewable commodities sold. Consequently, cost of revenue decreased from $70,516 to $49,596 during the period ended September 30, 2024. Arising from  cessation of the operations in the production and distribution of renewable commodities, expenditures related to the plant have been categorized under other operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee and travelling expenses. We have incurred $812,563 and $456,594 in selling, general and administrative expenses through September 30,2024, and September 30, 2023, respectively. Selling, general and administrative expenses increased by 78.0%, or $355,969, primarily due to increase of consultancy fee (share-based compensation to nonemployees of $272,005) as the new agreements were entered into in the last 2 months of the previous financial year, share based compensation to employee of $106,585 and the expenditure related to the operations of the plant in the production and distribution of renewable commodities have been categorized under other operating expenses.

Other Operating Expenses

Other operating expenses comprised of expenditure related to the operations of the plant in the production and distribution of renewable commodities which have been categorized under other operating expenses which previously categorized under selling, general and administrative expenses. This categorization was due to there being no production processed by the plant in third quarter of 2024.

Interest expense

The Company recorded interest expense of $86,456 and $27,550 on the promissory notes for the period ended September 30, 2024, and 2023, respectively. Lease interest expenses amounted to $6,739 and $11,435 for the period ended September 30, 2024, and 2023, respectively. Bank loan interest amounted to $4,637 and $2,221 for the period ended September 30, 2024, and 2023, respectively.

The increase in interest expenses is mainly due to early conversion of promissory notes with a principal amount of $675,888 on August 16, 2024, as opposed to the originally maturity date of May 12, 2025.

Other income

We have other income of $1,244,253 and $16,273 for the period ended September 30, 2024, and 2023. Other income of $1,244,253 for the three months ended September 30, 2024, was mainly due to gain on insurance claim of $481,513, interest income from placement of deposit with bank of $22,537 and unrealized foreign exchange gain of $718,701. The balance mainly represented rental income earned.

Net profit (loss)

As a result of the above factors, the Company incurred a net profit of $354,715 and a net loss of $549,461 for the three months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the three months ended September 30, 2024 and 2023.

Cash Flow Date	September 30, 2024	September 30, 2023

Net Cash Used in operating activities	$(437,197)	$(350,484)
Net Cash Provided by investing activities	1,290,963	-
Net Cash Provided by financing activities	(1,876)	1,396,564
Effect of exchange rate fluctuation on cash, cash equivalents and restricted cash	(6,838)	2,246
Net increase in cash, cash equivalents and restricted cash	845,052	1,048,326
Cash, cash equivalents and restricted cash, beginning of period	279,137	200,409
Cash, cash equivalents and restricted cash, ending of period	$1,124,189	$1,248,735

Net Cash Provided by (Used in) Operating Activities

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of right of use assets and stock-based compensation, and the effects of changes in operating assets and liabilities. The increase in cash used in operating activities for the period ended September 30, 2024, as compared to 2023 was primarily due to increase of account receivable and the decrease of accrued liabilities and other payables.

In the operation analysis, the net cash used in operating activities increased from $350,484 to $437,197. The operation profit of $354,715 was further increased by the noncash expenses such as $70,230 in depreciation, $25,714 in amortization, $272,005 in share-based compensation to nonemployee, $106,585 in share-based compensation to employee, $84,718 in interest expenses on promissory notes, $6,739 in lease interest expense, offset by unrealized foreign exchange gain of $718,701, gain from insurance claim of $481,513 and gain on disposal of assets held for sale of $5,606. In the operating assets and liabilities, the net increase of cash outflow in current assets such as other receivables, deposits and prepayments, accounts receivables and current liabilities such as account payables and advances from related parties which are greater than the net increase of cash inflow in current assets such as inventories and current liabilities such as accrued liabilities and other payables which resulted in $152,083 negative cash flow effect adding to profit in operation,  and after offset by non-cash expenses. The net cash used in operating activities was $437,197.

Net Cash Provided by Investing Activities

The net cash provided by investing activities of $1,290,963 resulted from proceeds from disposal of assets held for sale of $559,450, proceeds from insurance recoveries of $481,513 and withdrawal of deposit in bank of $250,000 for the period ended September 30, 2024. There is no net cash provided by or used in investing activity for the period ended September 30, 2023.

Net Cash Provided by Financing Activities

The net cash used in financing activities of $1,876 resulted from proceeds from shares issued and to be issued of $584,000, set off partially by repayments to lease liabilities and related interests for the period ended September 30, 2024, of $579,137 and $6,739 respectively. Meanwhile, during September 30, 2023, the net cash provided by financing activities of $1,396,564 resulted from proceeds from shares to be issued of $1,276,828, advances from related parties of $55,375 and advances from other payables of $138,233 set off partially by repayment of bank loan of $29,560, repayments to lease liabilities and related interests for the period ended September 30, 2023, of $32,877 and $11,435 respectively.

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

.

Working Capital

As of September 30, 2024, and June 30, 2024, we had cash, cash equivalents and restricted cash of $1,248,735 and $200,409, respectively. Additionally, as of September 30, 2024 and June 30, 2024, there are deposits with bank of $1,750,000 and $2,000,000 respectively. Nevertheless, as of September 30, 2024, and June 30, 2024, we have incurred accumulated losses of $13,125,489 and $13,480,204, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). During 2023, the Company undertook tremendous changes and expansion which rendered management to re-consider the availability of more management talents and professional staff to meet the enlargement in operation under the coming acquisition and expansion move. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

As of September 30, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During 2023 and into 2024, the Company had undertaken tremendous enlargement and expansion, including restructuring of operations, which rendered the management to re-consider the availability of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management is dominated by three individuals without adequate compensating controls; and (5) lack of financial personnel with sufficient knowledge and experience with U.S. GAAP accounting guidelines and SEC regulations. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of September 30, 2024.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*

___________

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2024, and June 30, 2024, (ii) Condensed Statements of Operations for the three months ended September 30, 2024 and 2023, (iii) Condensed Statements of Cash Flows for the three months ended September 30, 2024 and 2023, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: November 19, 2024	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer
(Principal Executive Officer)

