Form 10-Q
period 2024-12-31
VERDE RESOURCES, INC.
filed 2025-02-13
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 12, 2025 there were 1,249,080,892 shares of the issuer’s Common Stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

3

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2024, are not necessarily indicative of the results that can be expected for the year ending June 30, 2025.

VERDE RESOURCES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD OF ENDED DECEMBER 31, 2024

4

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2024	June 30, 2024
ASSETS		(audited)
Current assets:
Cash and cash equivalents	$892,000	$279,137
Deposit with banks	1,750,000	2,000,000
Accounts receivable	188,345	66,749
Inventories	272,293	309,144
Amount due from related party	100	100
Prepaid share-based compensation	677,810	214,528
Prepayments	26,866	12,645
Other receivables and deposits	41,994	6,862
	3,849,408	2,889,165

Assets held for sale	359,867	606,043

Total current assets	4,209,275	3,495,208

Non-current assets:
Property, plant and equipment, net	1,685,720	2,916,006
Right of use assets, net	446,174	509,482
Intangible assets	33,324,431	33,160,631
Security deposit	80,000	80,000

Total non-current assets	35,536,325	36,666,119

TOTAL ASSETS	$39,745,600	$40,161,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106,250	$91,533
Other payables	588,327	461,012
Deposit and accrued liabilities	45,235	83,671
Finance lease liabilities	22,676	22,323
Finance lease liabilities-assets held for sale	-	603,252
Operating lease liability	17,604	24,881
Bank loan	211,440	211,440
Promissory notes to related party	-	591,170
Amount due to a director	425,673	4,188
Amounts due to related parties	295,193	385,550

Total current liabilities	1,712,398	2,479,020

Non-current liabilities:
Finance lease liabilities	74,990	86,565
Operating lease liability	-	4,602

Total non-current liabilities	74,990	91,167

TOTAL LIABILITIES	1,787,388	2,570,187

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,241,296,567 and 1,199,358,251 issued and outstanding as of December 31, 2024 and June 30, 2024	1,241,296	1,199,358
Common stock, $0.001 par value; 7,984,325 and 22,887,025 shares to be issued as of December 31, 2024 and June 30, 2024	7,984	22,887
Common stock, $0.001 par value; 375,000 shares to be cancelled as of December 31, 2024 and June 30, 2024	(375)	(375)
Deferred stock-based compensation	(745,048)	-
Additional paid-in capital	53,385,101	49,921,380
Accumulated other comprehensive income	(110,928)	(71,906)
Accumulated deficit	(15,819,791)	(13,480,204)
	37,958,239	37,591,140
Non-controlling interest	(27)	-
Stockholders’ equity	37,958,212	37,591,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,745,600	$40,161,327

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended December 31,		Six Months ended December 31,
	2024	2023	2024	2023

Revenue, net	$2,423	$5,192	$127,993	$7,774

Cost of revenue	(9,552)	(68,845)	(59,148)	(139,361)

Gross (loss) profit	(7,129)	(63,653)	68,845	(131,587)

Operating expenses:
Selling, general and administrative expenses	(2,383,949)	(523,588)	(3,198,878)	(980,182)
Other operating expenses	(50,698)	-	(105,816)	-
Total operating expenses	(2,434,647)	(523,588)	(3,304,694)	(980,182)

LOSS FROM OPERATION	(2,441,776)	(587,241)	(3,235,849)	(1,111,769)

Other (expense) income:
Interest expense	(5,895)	(43,717)	(101,360)	(84,923)
Rental income	18,204	18,204	34,100	34,100
Gain from insurance claims	-	-	481,513	-
Unrealised foreign exchange gain	(442,021)	-	276,680	-
Gain on disposal of property, plant and equipment	161,156	-	161,156	-
Other income	16,003	86,416	44,146	86,793
Total other (expense) income, net	(252,553)	60,903	896,235	35,970

LOSS BEFORE INCOME TAXES	(2,694,329)	(526,338)	(2,339,614)	(1,075,799)

Income tax expense	-	-	-	-

NET LOSS	(2,694,329)	(526,338)	(2,339,614)	(1,075,799)

Net loss attributable to non-controlling interest	(27)	-	(27)	-
Net loss attributable to Verde Resources Inc., shareholders	(2,694,302)	(526,338)	(2,339,587)	(1,075,799)

	$(2,694,329)	$(526,338)	$(2,339,614)	$(1,075,799)

Other comprehensive income (loss):
– Foreign currency adjustment income (loss)	57,161	17,701	(39,022)	(6,736)

COMPREHENSIVE LOSS	$(2,637,168)	$(508,637)	$(2,378,636)	$(1,082,535)

Net loss per share
– Basic	$0.00	$0.00	$0.00	$0.00
– Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average Common Shares outstanding
– Basic	1,232,131,001	1,179,634,810	1,232,131,001	1,179,634,810
– Diluted	1,232,131,001	1,179,634,810	1,232,131,001	1,179,634,810

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six Months ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(2,339,614)	$(1,075,799)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation of property, plant and equipment	137,375	207,586
Amortization	51,429	51,429
Stock-based compensation-consultants	545,859	44,274
Stock-based compensation-employee	201,680	-
Finance cost interest element of promissory notes (non-cash)	84,718	49,490
Lease interest expense	5,681	23,925
Deposit paid for acquisition of subsidiary written off	-	21,512
Impairment on trade receivables	-	2,069
Impairment on other receivables	-	30,117
Impairment on property	137,632	-
Unrealised foreign exchange gain	(276,680)	-
Gain from insurance claim	(481,513)	-
Loss from disposal of asset held for sale	2,876	-
Gain on disposal of property, plant and equipment	(161,156)	-
Changes in operating assets and liabilities:
Accounts receivable	(121,411)	735
Other receivables, deposits and prepayments	(49,161)	(33,526)
Inventories	40,741	(132,718)
Accounts payables	10,933	21,218
Accrued liabilities and other payables	79,211	(39,864)
Advanced from director	1,279,047	(15,659)
Advanced from/to related parties	(90,658)	19,577
Net cash used in operating activities	(943,011)	(825,634)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	593,300	-
Proceeds from insurance recoveries	481,513	-
Withdrawal of deposit with bank	250,000	-
Purchase of property, plant and equipment	(358)	(1,403)
Net cash provided by (used in) investing activities	1,324,455	(1,403)

Cash flows from financing activities:
Repayments to lease liabilities	(614,474)	(66,635)
Repayment of bank loan	-	(29,561)
Lease interest paid	(5,681)	(23,925)
Advanced from related parties	-	55,375
Advanced from other payables	-	164,359
Proceeds from issuance of common stock and Common Stock to be issued	904,000	1,541,828
Cash outflow arising from cancellation of Common Stock	(45,000)	-
Net cash provided by financing activities	238,845	1,641,441

Net change in cash and cash equivalents	620,289	814,404

Foreign currency translation adjustment	(7,426)	(86,533)

Net change in cash and cash equivalents	612,863	727,871

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	279,137	200,409

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$892,000	$928,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	No. of shares	Common Shares Amount	Shares to be issued Amount	Shares to be cancelled Amount	Deferred stock-based compensation	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated losses	Non-controlling interest	Total stockholders’ equity

Balance as of July 1, 2024	1,222,245,276	$1,199,358	$22,887	$(375)	$-	$49,921,380	$(71,906)	$(13,480,204)	$-	$37,591,140

Share issued for private placement	5,224,439	5,224	-	-	-	498,776	-	-	-	504,000
Share issued for previously committed private placement	-	21,988	(21,988)	-	-	-	-	-	-	-
Shares to be issued to service provider	2,302,890	2,303	-	-	-	788,506	-	-	-	790,809
Shares issued for previously committed issued to service provider	-	397	(397)	-	-	-	-	-	-	-
Shares issued for previously committed issued to employee	-	502	(502)	-	-	-	-	-	-	-
Shares issued to employee	1,518,420	1,518	-	-	-	409,213	-	-	-	410,731
Shares issued arising from conversion of promissory notes	9,655,542	9,656	-	-	-	666,232	-	-	-	675,888
Shares to be issued for private placement	800,000	-	800	-	-	79,200	-	-	-	80,000
Net profit for the period	-	-	-	-	-	-	-	354,715	-	354,715
Foreign currency translation adjustment	-	-	-	-	-	-	(96,183)	-	-	(96,183)

Balance as of September 30, 2024	1,241,746,567	$1,240,946	$800	$(375)	$-	$52,363,307	$(168,089)	$(13,125,489)	-	$40,311,100

Shares to be issued for private placement	3,277,775	-	3,278	-	-	316,722	-	-	-	320,000
Shares to be issued to service provider	4,656,550	-	4,656	-	(745,048)	740,392	-	-	-	-
Shares to be issued to employee	50,000	-	50	-	-	9,230	-	-	-	9,280
Shares issued for previously committed private placement	-	800	(800)	-	-	-	-	-	-	-
Shares cancelled	(450,000)	(450)	-	-	-	(44,550)	-	-	-	(45,000)
Net loss for the period	-	-	-	-	-	-	-	(2,694,302)	(27)	(2,694,329)
Foreign currency translation adjustment	-	-	-	-	-	-	57,161	-	-	57,161

Balance as of December 31, 2024	1,249,280,892	$1,241,296	$7,984	$(375)	$(745,048)	$53,385,101	$(110,928)	$(15,819,791)	(27)	$37,958,212

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

FOR THE SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Verde Resources, Inc. (“We” or the “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A..

The Company is a leader in Net Zero road construction and building materials, driving innovations that enhance sustainability and advance environmental stewardship. By integrating biochar, a highly effective carbon sequester and performance enhancer, the Company facilitates the industry’s seamless transition to zero emissions. This approach reduces greenhouse gas (“GHG”) emissions, optimizes the use of native soils and recycled materials, speeds installation, and improves efficiency while cutting costs. Since 2021, the Company’s BioFraction™ facility in Borneo has been converting palm waste into biochar and other sustainable byproducts. Operations in Borneo, Malaysia, experienced a temporary slowdown during the financial year due to the strategic focus on a test track partnership between the Company’s US-based subsidiary, Verde Renewables Inc., and the National Center for Asphalt Technology (NCAT). This partnership is rigorously testing the Company’s innovative Biochar-Asphalt technology, which is intended to provide superior performance, environmental sustainability, and the generation of Carbon Removal and Avoidance Credits.

In December 2024, Verde Resources, in collaboration with C-Twelve Australia, successfully demonstrated its pioneering Biochar-Asphalt technology at the NCAT Test Track. Key achievements included retrofitting an existing asphalt plant to produce cold-based Biochar-Asphalt in winter conditions without heat, solvents or odors—resulting in a 50% increase in installation efficiency. The demonstration sequestered approximately 8 tons of carbon, with Carbon Removal Credits currently being certified under Puro.earth, marking the world’s first carbon removal credits generated through asphalt production and installation. The “Verde Net Zero Blueprint," a combination of low-carbon technologies and carbon credit generation, represents a breakthrough in sustainable building materials.

Previously on August 8, 2024, CRH Ventures, the investment arm of CRH—the largest building materials company in North America and Europe—announced that Verde had been selected to scale up its Biochar-Asphalt technology for commercialization. Following the recent successful validation at NCAT, Verde is confident it will excel in the upcoming CRH pilot project. This success is expected to lead to a strategic licensing partnership, enabling the Company to credibly project future revenues to the public.

With the Company’s proven technological advancements and strategic partnerships, the Company is confident that uplisting to Nasdaq is within reach. The successful validation of the Verde Net Zero Blueprint and the Company’s collaboration with CRH, provide a solid foundation for sustainable growth and market credibility. This is why the Company is engaging AUM—a trusted investor relations firm with a proven track record on Wall Street—to guide the Company through the uplisting process. With AUM’s expertise, the Company believes it is ready to share the Verde story with the broader investor community and position the Company for long-term success.

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

The Company has undergone a restructuring exercise to shift its focus towards renewable energy and sustainable development with the world faced with challenges of climate change and environmental dehydration. The Company discontinued its mining business in March 2023, and its distribution of THC-free cannabinoid (CBD) products following the expiration of its supply agreement with MRX Xtractors, LLC on July 6, 2024.

As of December 31, 2024, the Company has the following subsidiaries:

Company name	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”)	Malaysia	Manufacturing and distribution of renewable agricultural commodities, and provision of consultation services related thereto	100%

Verde Renewables, Inc. (“VRI”)	State of Missouri, U.S.A.	Trading of building materials and management of a processing and packaging facility	100%

VerdePlus Inc. (“VerdePlus”)	State of Missouri, U.S.A.	Production of low-carbon building materials	55%

Verde Life Inc. (“VLI”)	State of Oregon, U.S.A.	Distribution of THC-free cannabinoid (CBD) products [Operation terminated]	100%

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting service, PR, branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri, U.S.A.	Holding real property	100%

Bio Resources Limited (“BRL”)	Labuan, Malaysia	Proprietor of pyrolysis technology	100%

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

In the opinion of management, the condensed consolidated balance sheet as of June 30, 2024, which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2024, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2025, or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended June 30, 2024, filed with the SEC on October 16, 2024.

•	Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the useful lives of plant and equipment, impairment of long-lived assets (including intangible assets), allowance for expected credit losses, revenue recognition, income tax provision, deferred taxes and uncertain tax position.

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

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also assesses the financial strength and credit worthiness of any parties to which it extends funds or trades with, and as such, it believes that any associated credit risk exposures are limited.

•	Risks and Uncertainties

The Company newly operates in the supply of net zero road constructions and building materials, including financial, operational, technological, and other risks associated with the introduction of a new product offering, including the potential risk of business failure.

•	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $892,000 and $279,137 in cash and cash equivalents at December 31, 2024 and June 30, 2024.

At December 31, 2024 and June 30, 2024, cash and cash equivalents consisted of petty cash on hand and cash in banks.

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

At December 31, 2024, and June 30, 2024, the interest rates and maturities of deposits with banks are 3.92% to 4.64% per annum and 60 to 270 days respectively.

•	Accounts Receivable

Accounts receivable are recognized and carried at net realizable value. The Company maintains an allowance for expected credit loss to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. Bad debts are written off against allowances. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. At December 31, 2024, and June 30, 2024, the Company has no allowance for doubtful accounts, as per management’s judgment based on their best knowledge. As of December 31, 2024 and June 30, 2024, the longest credit term for certain customers are 60 to 90 days.

At December 31, 2024, and June 30, 2024, the allowance for doubtful accounts for accounts receivable amounted to $0 and $27,481 respectively, and for other receivables amounted to $0 and $29,842 respectively.

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

As of December 31, 2024 and June 30, 2024, the write down of inventories amounted to $0 and $15,587 respectively, and inventories written off amounted to $0 and $5,978 respectively.

•	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Land and buildings	3-27.5 years
Plant and machinery	5-10 years
Office equipment	3 - 5 years
Computer	5 years
Motor vehicles	5 years
Furniture and fittings	5 years
Renovation	10 years

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

Depreciation expense for the three months ended December 31, 2024 and 2023, totaled $67,145 and $104,988, respectively.

Depreciation expense for the six months ended December 31, 2024 and 2023, were $137,375 and $207,586, respectively.

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

As of December 31, 2024 and June 30, 2024, the Company did not record an impairment on the intangible assets.

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

Impairment loss on property, plant and equipment for the three and six months ended December 31, 2024, were $137,632, respectively, and for three and six months ended December 31, 2023, were $0, respectively.

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

The Company recognized no impairment of ROU assets as of December 31, 2024 and June 30, 2024.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the unaudited condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three and six months ended December 31, 2024 and 2023.

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

For reporting purposes, in accordance with ASC Topic 830 “Translation of Financial Statements”, capital accounts of the unaudited condensed consolidated financial statements are translated into United States dollars from MYR at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective period. The gains and losses resulting from translation of financial statements subsidiaries to the reporting currency are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:

	December 31, 2024	December 31, 2023
Period-end MYR:US$ exchange rate	0.22369	0.21790
Average period MYR:US$ exchange rate	0.22809	0.21512

•	Comprehensive Income

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

Share based compensation for nonemployees for the three and six months ended December 31, 2024, were $273,853 and $545,859, respectively, and for three and six months ended December 31, 2023, were $44,273 and $31,150, respectively.

Share based compensation for employees for the three and six months ended December 31, 2024, were $95,095 and $201,680 respectively, and for three and six months ended December 31, 2023, were $0, respectively.

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

During the period ended December 31, 2024, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s unaudited condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. The key amendments include annual and interim disclosures of significant expenses and other segment items that are regularly provided to the chief operating decision maker and included within each reported measure of profit or loss, as well as any other key measure of performance used for segment management decisions. This ASU also requires disclosure of key profitability measures used in assessing performance and how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted.

In November 2024, the FASB issued ASU No. 2024-04, "Induced Conversions of Convertible Debt Instruments (Topic 470)", which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believes the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated recurring losses and suffered from an accumulated deficit of $15,819,791 as of December 31, 2024.

The Company’s ability to continue as a going concern over the next twelve months depends on the successful validation and certification of its net zero road construction blueprint, the Verde Net Zero Blueprint, by the National Center for Asphalt Technology (NCAT) and its adherence to established carbon removal and avoidance methodologies. Achieving these milestones will enable the Company to generate revenue through the commercial licensing of the blueprint, royalties from Biochar-Asphalt mix designs, carbon credits, and sales of biochar and bio-fuel.

On August 8, 2024. CRH, the largest building materials company in North America and Europe, listed on both the NYSE and the London Stock Exchange, announced through its investment arm, CRH Ventures, that it has selected the Company to scale up its Biochar-Asphalt technology for commercialization.

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

NOTE 4 – BUSINESS SEGMENT INFORMATION

Currently, the Company currently has three reportable business segments, mainly operating in:

(i)	Trading and production of building materials and renewable commodities;

(ii)	Holding of real property; and

(iii)	Licensing of proprietary pyrolysis technology.

In the following table, revenue is disaggregated by primary major product line. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three and six months ended December 31, 2024 and 2023:

	Three Months ended December 31, 2024
	Trading and production of building materials and renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$460	$-	$-	$1,963	$2,423
Cost of revenue	(8,181)	-	-	(1,371)	(9,552)
Gross loss	(7,721)	-	-	592	(7,129)
Selling, general & administrative expenses	(2,051,939)	(174,626)	6,729	(164,113)	(2,383,949)
Other operating expenses	(50,698)	-	-	-	(50,698)
Loss from operations	(2,110,358)	(174,626)	6,729	(163,521)	(2,441,776)
Interest expense	(5,895)	-	-	-	(5,895)
Rental income	-	18,204	-	-	18,204
Unrealised foreign exchange gain	2,886	-	(1,129)	(443,778)	(442,021)
Gain on disposal of property, plant and equipment	-	161,156	-	-	161,156
Other income	11,313	4,690	-	-	16,003
Loss before income tax	(2,102,054)	9,424	5,600	(607,299)	(2,694,329)
Income tax	-	-	-	-	-
Net loss	$(2,102,054)	$9,424	$5,600	$(607,299)	$(2,694,329)

Total assets at December 31, 2024	$8,364,024	$548,866	$30,193,938	$638,772	$39,745,600

	Three Months ended December 31, 2023
	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$554	$-	$-	$4,638	$5,192
Cost of revenue	-	(64,590)	-	-	(4,255)	(68,845)
Gross (loss) profit	-	(64,036)	-	-	383	(63,653)
Selling, general & administrative expenses	-	(388,070)	(29,386)	(5,031)	(101,101)	(523,588)
Loss from operations	-	(452,106)	(29,386)	(5,031)	(100,718)	(587,241)
Interest expense	-	(14,972)	-	-	(28,745)	(43,717)
Rental income	-	-	18,204	-	-	18,204
Other income	-	205	-	(171)	86,382	86,416
Loss before income tax	-	(466,873)	(11,182)	(5,202)	(43,081)	(526,338)
Income tax	-	-	-	-	-	-
Net loss	$-	$(466,873)	$(11,182)	$(5,202)	$(43,081)	$(526,338)

Total assets at December 31, 2023	$194,009	$6,732,478	$1,216,978	$30,193,609	$1,131,183	$39,468,257

	Six Months ended December 31, 2024
	Trading and production of building materials and renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$126,030	$-	$-	$1,963	$127,993
Cost of revenue	(57,777)	-	-	(1,371)	(59,148)
Gross profit	68,253	-	-	592	68,845
Selling, general & administrative expenses	(2,705,430)	(213,228)	-	(280,220)	(3,198,878)
Other operating expenses	(105,816)	-	-	-	(105,816)
Loss from operations	(2,742,993)	(213,228)	-	(279,628)	(3,235,849)
Interest expense	(14,904)	-	-	(86,456)	(101,360)
Rental income	-	34,100	-	-	34,100
Unrealised foreign exchange gain	2,886	-	(1,129)	274,923	276,680
Gain from insurance claims	-	481,513	-	-	481,513
Gain on disposal of property, plant and equipment	-	161,156	-	-	161,156
Other income	39,456	4,690	-	-	44,146
(Loss) Profit before income tax	(2,715,555)	468,231	(1,129)	(91,161)	(2,339,614)
Income tax	-	-	-	-	-
Net loss	$(2,715,555)	$468,231	$(1,129)	$(91,161)	$(2,339,614)

Total assets at December 31, 2024	$8,364,024	$548,866	$30,193,938	$638,772	$39,745,600

	Six Months ended December 31, 2023
	Distribution of THC-free cannabinoid (CBD) products	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$2,803	$-	$-	$4,971	$7,774
Cost of revenue	-	(135,064)	-	-	(4,297)	(139,361)
Gross (loss) profit	-	(132,261)	-	-	674	(131,587)
General & administrative expenses	(120)	(722,395)	(43,949)	(5,231)	(208,487)	(980,182)
Loss from operations	(120)	(854,656)	(43,949)	(5,231)	(207,813)	(1,111,769)
Interest expense	-	(28,628)	-	-	(56,295)	(84,923)
Rental income	-	-	34,100	-	-	34,100
Other income	-	411	-	-	86,382	86,793
Loss before income tax	(120)	(882,873)	(9,849)	(5,231)	(177,726)	(1,075,799)
Income tax	-	-	-	-	-	-
Net loss	$(120)	$(882,873)	$(9,849)	$(5,231)	$(177,726)	$(1,075,799)

Total assets at December 31, 2023	$194,009	$6,732,478	$1,216,978	$30,193,609	$1,131,183	$39,468,257

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended December 31,		Six Months ended December 31,
	2024	2023	2024	2023

Malaysia	$2,423	$5,192	$2,873	$7,774
United States of America	-	-	125,120	-
	$2,423	$5,192	$127,993	$7,774

NOTE 5 – DEPOSIT WITH BANKS

At December 31, 2024, and June 30, 2024, the interest rates and maturities of deposits with banks are 3.92% to 4.64% per annum and 60 to 270 days respectively

NOTE 6 – INVENTORIES

Inventories as of December 31, 2024 and June 30, 2024 consisted of the following:

	December 31, 2024	June 30, 2024

Manufactured bio produce	$73,933	$70,560
Trading goods	198,360	238,584
	$272,293	$309,144

Trading goods represent bio asphalt products purchased from an external supplier.

NOTE 7 – OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivable, deposits and prepayments as of December 31, 2024 and June 30, 2024 consisted of the following:

	December 31, 2024	June 30, 2024

Deposits	$5,953	$4,775
Other receivables	67,358	31,929
	$73,311	$36,704
Less: impairment on other receivables	(31,317)	(29,842)
Other receivables and deposits, net	$41,994	$6,862
Prepayments	26,866	12,645
Prepaid share-based compensation	1,698,526	214,528
	$1,767,386	$234,035

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of December 31, 2024 and June 30, 2024 is as follows:

	December 31, 2024	June 30, 2024

Land and buildings	$-	$1,258,360
Plant and machinery	1,856,207	1,875,761
Office equipment	4,861	6,168
Computers	14,213	13,908
Motor vehicles	140,944	140,989
Furniture and fittings	4,421	16,359
Renovation	4,431	4,431
	2,025,077	3,315,976
Less: accumulated depreciation	(430,065)	(382,141)
Foreign exchange adjustment	90,708	(17,829)
	$1,685,720	$2,916,006

Depreciation expense for the three months ended December 31, 2024 and 2023, totaled $67,145 and $104,988, respectively.

Depreciation expense for the six months ended December 31, 2024 and 2023, totaled $137,375 and $207,586, respectively.

Impairment loss on property, plant and equipment for the three and six months ended December 31, 2024 were $137,632 respectively which relates to assets intended to be disposed and accordingly transferred to assets held for disposal at its carrying value of $350,000. Impairment loss on property, plant and equipment for three and six months ended December 31, 2023, were $0 respectively.

Plant and machinery and motor vehicles with carrying values of $0 and $84,692 as of December 31, 2024 ($7,688 and $98,362 as of June 30, 2024) are acquired under financing arrangements.

On December 10, 2024, CEO Jack Wong entered into a Sale and Purchase Agreement (“Agreement”) with VRI to purchase the Property at the current market value of $857,500 with payment in equal installments over 26 pay cycles. Pursuant to the Agreement, VRI shall immediately transfer ownership of the Property to CEO Jack Wong by Warranty Deed, free of encumbrances except as specified in the Agreement. The transfer of title was completed on January 9, 2025.

NOTE 9 –INTANGIBLE ASSETS

The intangible assets comprise (i) a global intellectual property (“IP”) of $30,192,771 known as “Catalytic Biofraction Process”, whereby, subsidiary Bio Resources Limited (“BRL”) is the beneficial and/or registered proprietor and (ii) an exclusive license assigned to Verde Malaysia for the operation of the IP in the state of Sabah, Malaysia of MYR 14,000,000 ($3,131,660).

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

NOTE 10 – ASSETS HELD FOR SALE

Assets held for sale as of December 31, 2024, and June 30, 2024 consist of the following:

	December 31, 2024	June 30, 2024

Land and building	$350,000	$-
Plant and machinery	213,494	213,494
Motor vehicles	392,549	392,549
	$956,043	$606,043
Less: disposal	(596,176)	-
	$359,867	$606,043

The Company, through Verde Estates LLC, decided to sell La Belle Missouri (the “Property”) and entered into discussions with a buyer to sell the said Property prior to December 31, 2024. The Property has been presented separately in the balance sheet as assets held for sale as at December 31, 2024. On January 17, 2025, the Company entered into a Purchase and Sale Agreement (the “Agreement”) to TAFleer Properties LLC, a Missouri limited liability company (the “Buyer”). Under the terms of the Agreement, the proceeds for the sale of the Property shall be USD 350,000 to be paid in full by the Buyer at closing, in cash or by bank draft or money order. The disposition of the Property was completed in January 2025.

On June 27, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), a company incorporated in the State of Missouri, U.S.A, entered into a Consignment Contract with ED’s Machinery LLC (“EDM”) to dispose plant and machinery and motor vehicles with a carrying amount of $606,043. The disposal was pending completion as at June 30,2024, and thus the assets had been presented separately in the balance sheets as assets held for sale. The disposal of assets with carrying values totaling $553,844 was completed as of September 30, 2024, and assets with carrying values totaling $27,145 and $15,187 was subsequently completed in October 2024 and December 2024. The disposition of remaining assets was completed in January 2025.

 Plant and machinery and motor vehicles with carrying values of $0 and $0 ($168,994 and $350,217 as of June 30, 2024) were acquired under financing arrangements.

NOTE 11 – DEPOSITS PAID

At December 31, 2024 and June 30, 2024, deposits consist of the following:

	December 31, 2024	June 30, 2024
Security deposit
- Factory site	$80,000	$80,000

On March 2, 2022, the Company, through VRAP, entered into a Commercial Lease Agreement and Option to Purchase (“Segama Lease Agreement”) the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rental for the entire Lease Term amounting to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) was paid in advance upon commencement of the Segama Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”).

NOTE 12 – BANK LOAN

The bank loan represents a rolling facility to a maximum principal of $250,000 and is secured by deed of trusts from VRDR, land and building of VEL and a subsidiary who acts as guarantor for the performance of debts. The pledge was subsequently released on January 17, 2025. The interest on loan is fixed at 5.25%. per annum.

Interest expense for the three months ended December 31, 2024 and 2023, totaled $4,587 and $2,482, respectively.

Interest expense for the six months ended December 31, 2024 and 2023, totaled $9,223 and $4,703, respectively.

NOTE 13 – AMOUNTS DUE TO/FROM RELATED PARTIES AND DIRECTOR

The following breakdown of the balances due to/from related parties and director, consisted of:

	December 31, 2024	June 30, 2024

Amount due to related parties
Borneo Oil Corporation Sdn. Bhd (“BOC”) (#2)	$72,927	$70,677
Borneo Oil Berhad (“BOB”) (#1)	3,007	3,007
Taipan International Limited (#3)	119,153	119,153
Borneo Energy Sdn Bhd (#1)	15,414	14,599
Victoria Capital Sdn Bhd (#4)	5,592	93,270
UnitiMart Sdn Bhd (#1)	-	7,782
Makin Teguh Sdn Bhd (#1)	19,379	19,379
J. Ambrose & Partners (#5)	50,438	48,588
SB Resorts Sdn Bhd (#2)	4,921	2,120
SB Supplies & Logistics Sdn Bhd (#1)	4,362	5,936
Borneo Eco Food Sdn. Bhd. (#1)	-	1,039
	$295,193	$385,550

Amount due from a related party
Vetrolysis Limited (#6)	$100	$100

Amount due to director
Mr. Jack Wong (#7)	$425,673	$4,188

(#1) Borneo Oil Berhad (“BOB”) is the ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn. Bhd., SB Supplies & Logistic Sdn. Bhd. and UnitiMart Sdn. Bhd., and held 13.6% of the Company’s issued and outstanding Common Stock as of December 31, 2024. Makin Teguh Sdn Bhd is an associate of BOB. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#2) SB Resorts Sdn. Bhd. and Borneo Oil Corporation Sdn. Bhd. (“BOC”) are wholly owned subsidiaries of Borneo Oil Berhad (“BOB”) (holding 13.6% of the Company’s issued and outstanding common stock as of December 31, 2024). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#3) Taipan International Limited is one of the shareholders of the Company and held 31.6% of the Company’s issued and outstanding Common Stock as of December 31, 2024. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#4) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company, and held 0.2% of the Company’s issued and outstanding Common Stock as of December 31, 2024. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#5) J. Ambrose & Partners is controlled by J Ambrose who is one of the shareholders of the Company, and he held 1.6% of the Company’s issued and outstanding Common Stock as of December 31, 2024. He is also a substantial shareholder of BOB. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#6) Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited

(#7) Mr. Jack Wong is the Chief Executive Officer of the Company effective October 1, 2022. Further, Jack Wong was re-elected Director of the Company by Waiver and Consent of Shareholders, effective March 30, 2024.

NOTE 14 – PROMISSORY NOTE TO RELATED PARTIES

	December 31, 2024	June 30, 2024

Promissory Note to related party	$-	$591,170

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	December 31,	June 30,
	2024	2024
Balance at the beginning of period or year	$591,170	$487,790
Accretion of liability	84,718	103,380
Converted to Company’s restricted Common Stock	(675,888)	-
Balance at the end of period or year	$-	$591,170

On March 13, 2023, the Company and its former indirect wholly-owned subsidiary Champmark Sdn Bhd ("CSB") entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s account payable to a related party, Borneo Oil Corporation Sdn Bhd (“BOC”) by way of the issuance on March 13, 2023, of a two year term Promissory Note with the face value (principal) amount of $675,888, and bearing 2% coupon interest. The Note was repayable by May 12, 2025, either in cash or by the issuance of the Company’s restricted Common Stock priced at $0.07 per share at the discretion of the holder of the Promissory Note. The fair value of the Promissory Note of $481,023 was calculated using the net present value of estimated future cash flows with the assumptions of risk free rate at 4.03%, credit spread of 11.6% and liquidity risk premium of 5.6%. On August 16, 2024, the Company entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total amount of $675,888 into 9,655,542 shares of the Company’s restricted Common Stock at the agreed conversion price of $0.07 per share for issuance on August 16, 2024. A total of 9,655,542 shares of the Company’s restricted Common Stock were issued on August 16, 2024, to Borneo Oil Berhad, the appointed nominee of the Creditor, to settle in full the total of USD 675,888 of CSB’s account payable to the Creditor.

The Company recorded accretion of liability on promissory notes of $84,718 and $103,380 and presented as interest expense on promissory notes for the period ended December 31, 2024, and year ended June 30, 2024, respectively. Interest on promissory note at 2% were $0 and $3,402 for the three months ended December 31, 2024 and 2023, respectively. Interest on promissory note at 2% were $1,738 and $6,805 for the six months ended December 31, 2024 and 2023, respectively.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	December 31, 2024	June 30, 2024

Assets
Right-of-use asset (#1)	$720,000	$720,000
Right-of-use asset (#2)	64,910	64,910
Total RoU assets	$784,910	$784,910
Less: Amortisation	(338,736)	(275,428)
	$446,174	$509,482

Liabilities
Current:
Operating lease liabilities	$17,604	$24,881
Finance lease liabilities	22,676	22,323
	40,280	47,204

Finance lease liabilities – assets held for sale	$-	$603,252

Non-current:
Operating lease liabilities	-	4,602
Finance lease liabilities	74,990	86,565
	74,990	91,167

Total lease liabilities	$115,270	$741,623

As of December 31, 2024, right-of-use assets were $446,174 and lease liabilities were $115,270.

As of June 30, 2024, right-of-use assets were $509,482 and lease liabilities were $741,623.

For the three months ended December 31, 2024 and 2023, the amortization charge on right-of use assets was $32,775 and $32,775, respectively.

For the six months ended December 31, 2024 and 2023, the amortization charge on right-of-use was $63,308 and $61,345, respectively.

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

The accretion of lease liability for the three and six months ended December 31, 2024, were $986 and $2,241, respectively and for the three and six months ended December 31, 2023, were $1,990 and $4,204, respectively.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the periods.

	Six Months ended December 31,
	2024	2023

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$5,681	$23,925

Operating lease cost:
Operating lease expense (per ASC 842)	65,549	65,549

Total lease expense	$71,230	$89,474

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

Future Contractual Lease Payments as of December 31, 2024

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and thereafter ending December 31:

Years ending December 31,	Operating and finance lease amount

2025	$50,657
2026	24,771
2027	24,771
2028	12,712
2029	10,642
Thereafter	-

Total minimum finance lease liabilities payment	123,553
Less: interest	(8,283)
Present value of lease liabilities	$115,270

Representing:-
Current liabilities	$40,280
Non-current liabilities	74,990
$115,270

NOTE 16 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 Common Shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no preferred shares outstanding as of December 31, 2024 and June 30, 2024.

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

On August 8, 2024, the Company issued 700,000 of the Company’s restricted Common Shares to Dale Ludwig as part of the compensation package in the Services Agreement that the Company entered into with Dale Ludwig on June 1, 2024, for the service period from June 1, 2024, to April 30, 2025.

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

On August 30, 2024, the Company issued 670,000 of the Company’s restricted Common Shares to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Employment Agreement that the Company entered into with Eric Bava on October 1, 2023, for his first year of service from October 1, 2023 to September 30, 2024.

On September 16, 2024, the Company issued 222,222 restricted Common Shares for $20,000 at $0.09 per share to one US shareholder and 350,000 restricted Common Shares for $35,000 at $0.10 per share to two US shareholders.

On October 16, 2024, the Company issued 800,000 restricted Common Shares for $80,000 at $0.10 per share to three US shareholders.

On November 27, 2024, the Company cancelled 450,000 restricted Common Shares that were previously issued to two US shareholders.

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

Not considering the commitment to cancel shares as above, there were 1,241,296,567 and 1,199,358,251 shares of Common Stock issued and outstanding as of December 31, 2024, and June 30, 2024.

Apart from the Common Stocks committed to be issued as disclosed in Note 22, the Company has no stock option plan, warrants, or other dilutive securities issued as of December 31, 2024. As of June 30, 2024, 2,700,000 and 670,000 Common Stocks committed to be issued to non employees and an employee, respectively.

NOTE 17 - INCOME TAX

For the six months ended December 31, 2024 and 2023, the local (“United States of America”) and foreign components incurred loss before income taxes as follows:

	Six Months ended December 31,
	2024	2023

Tax jurisdiction from:
- Local (US regime)	$(2,352,785)	$(794,892)
- Foreign, including
British Virgin Island	220,074	30,132
Malaysia	(205,715)	(305,808)
Labuan, Malaysia	(1,188)	(5,231)

Loss before income taxes	$(2,339,614)	$(1,075,799)

The provision for income taxes consisted of the following:

Six Months ended December 31,
	2024	2023

Current tax:
- Local	$-	$-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company mainly operates in U.S.A. and Malaysia and are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

VRDR, VRI, VerdePlus and VLI are subject to the tax laws of United States of America. The U.S. corporate income tax rate is 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented.

The Company has provided for a full valuation allowance against the deferred tax assets of $1,720,689 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $8,193,757 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018 are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely.  However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the six months ended December 31, 2024 and 2023, there were no operating income under US tax regime.

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

The operation in Malaysia incurred $954,144 of cumulative net operating losses as of December 31, 2023, which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $228,995 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Six Months ended December 31,
	2024	2023

Loss before income taxes	$(205,715)	$(305,808)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(49,372)	(73,394)
Non-deductible items	28,254	26,122
Operating losses unable to carried forward	285	1,255
Valuation allowance	20,833	46,017
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	December 31, 2024	June 30, 2024

Deferred tax assets:
Net operating loss carryforwards, from
US tax regime	$1,720,689	$1,079,890
Malaysia tax regime	228,995	113,516
Less: valuation allowance	(1,949,684)	(1,193,406)
Deferred tax assets, net	$-	$-

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

NOTE 18 - RELATED PARTY TRANSACTIONS

	Six Months ended
	December 31,
	2024	2023
Related party transactions:
Rental income:
Mr. Jack Wong (#1)	$30,000	$30,000
SB Resorts Sdn Bhd (#2)	$2,053	$-
Professional services provided by:
Warisan Khidmat Sdn Bhd (#3)	$-	$9,035
Interest expense payable to:
BOC (#2)	$1,738	$6,805
Sale of property:
Mr. Jack Wong (#1)	$857,500	$-

Related party balances (other than those disclosed in Note 13 and Note 14):
	As of
	December 31, 2024	June 30, 2024
Trade payables
Warisan Khidmat Sdn Bhd (#3)	$-	$1,484

(#1) Mr. Jack Wong is the Chief Executive Officer of the Company effective October 1, 2022. By Waiver and Consent of Shareholders, Mr. Jack Wong was re-elected Director of the Company, effective March 30, 2024. This represents sale of the property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 (“Property”) owned by Verde Renewables Inc (“VRI”), for a current market value of $857,500. A gain on disposal of $161,156 was recognized as a result of this transaction.

(#2) SB Resorts Sdn. Bhd. and Borneo Oil Corporation Sdn Bhd (“BOC”) are wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.6% of the Company’s issued and outstanding common stock as of December 31, 2024). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

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

NOTE 19 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers and major vendors

For the six months ended December 31, 2024 and 2023, there was 1 single customer whose revenue exceeded 10% of the revenue in the segment of production and distribution of renewable commodities.

	Revenue December 31, 2024		Accounts Receivable December 31, 2024
	USD	%	USD

Customer A	$125,120	98%	187,314

There were no customers which exceeded 10% of revenue for the six months ended December 31, 2023.

For the six months ended December 31, 2024, there was 1 single vendor whose direct cost exceeded 10% of the revenue in the segment of production and distribution of renewable commodities.

	Direct Costs December 31, 2024		Accounts Payable December 31, 2024
	USD	%	USD

Vendor A	$8,800	15%	8,800

There were no vendors which exceeded 10% of direct costs for the six months ended December 31, 2023.

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

NOTE 20 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the six months ended December 31, 2024, and 2023, $3,138 and $8,869 contributions were made accordingly.

NOTE 21 - SHARES ISSUED TO NONEMPLOYEE AND EMPLOYEE

On December 15, 2022, the Company entered into a Services Agreement with Looi Pei See (the “Looi Pei See Agreement”) to engage her as a consultant to develop the retail markets for the Company’s products and services in Malaysia and Singapore. The Company will pay Looi Pei See by the issuance of 1,140,000 shares of the Company’s restricted Common Stock, par value $ 0.001 per share on or before December 31, 2022. The shares were issued on December 31, 2022, for service period from December 15, 2022, to December 14, 2025. The fair value of 1,140,000 shares was $228,000 which calculated based on stock price of $ 0.20 per share on December 15, 2022 (date of issuance) and is being amortized over the service period. During the period ended December 31, 2024, the Company charged $36,429 to selling, general and administrative expenses as consulting expenses.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Fosnacht Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted Common Stock, par value $0.001 per share on or before January 31, 2024. The term of the Fosnacht Agreement will remain effective until December 31, 2025, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. The fair value of 1,000,000 shares was $134,000 which was calculated based on stock price of $ 0.134 per share on January 31, 2024 (date of issuance), and is being amortized over the service period. During the period ended December 31, 2024, the Company charged $30,782 to selling, general and administrative expenses as consulting expenses.

On April 20, 2024, the Company entered into two Services Agreements (the “NIE Agreements”) with Dr. Nam Tran and Dr. Raymond Powell to engage them as National Implementation Experts for its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the NIE Agreements. Under the NIE Agreements, the Company will pay Dr. Nam Tran and Dr. Raymond Powell each by the issuance of 3,000,000 shares of the Company’s restricted Common Shares in three tranches of 1,000,000 shares each on or before July 31, 2024, October 31, 2025, and October 31, 2026, respectively. The term of the NIE Agreements will remain effective until April 30, 2027, and both parties may renew their respective agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the respective addendum to NIE Agreements dated June 29, 2024, each tranche of shares to be issued is compensation for each service period of 12 months beginning from May 1, 2024, May 1, 2025, and May 1, 2026, respectively. The fair value of the first 1,000,000 shares was $360,000 each, calculated based on stock price of $0.36 per share on July 31, 2024 (date of issuance), and is being amortized over the respective service period. During the period ended December 31, 2024, the Company charged a total of $362,960 to selling, general and administrative expenses as consulting expenses.

On June 1, 2024, the Company entered into a multi-year Services Agreement (the “Ludwig Agreement”) with Dale Ludwig to engage him as Strategic Advisor for the Company and all its subsidiaries, to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company's technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development. Pursuant to the Ludwig Agreement, the Company agreed to issue a total of 2,000,000 restricted shares of the Company’s Common Stock to Dale Ludwig over three tranches of 700,000 shares on or before August 31, 2024, 700,000 shares on or before October 31, 2025, and 600,000 shares on or before October 31, 2026. Pursuant to the addendum to the Ludwig Agreement dated June 29, 2024, each tranche of shares to be issued is compensation for each service period beginning 11 months from June 1, and 12 months from 2024, May 1, 2025, and May 1, 2026, respectively. The fair value of the first 700,000 shares was $210,000, calculated based on stock price of $0.30 per share on August 8, 2024 (date of issuance) and is being amortized over the service period. During the period ended December 31, 2024, the Company charged $115,688 to selling, general and administrative expenses as consulting expenses.

The Company agreed to issue 670,000 of the Company’s restricted Common Shares to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Bava Employment Agreement upon completing each full year of service. The term of the Bava Employment Agreement will remain effective until September 30, 2027. On August 30, 2024, the Company issued 670,000 of the Company’s restricted Common Shares to Eric Bava as part of the compensation package in the Bava Employment Agreement. The fair value of 670,000 shares was $181,235 which was calculated based on stock price of $0.2705 per share on August 30, 2024 (date of issuance), and is being amortized over the service period from October 1, 2023, to September 30, 2024. During the period ended December 31, 2024, the Company charged $45,556 to selling, general and administrative expenses as salary expenses.

On July 31, 2024, Verde Renewables, Inc, a wholly owned subsidiary of the Company, entered into Service Agreement with Jeremy P. Concannon (Chief Growth Officer (“CGO”) of the Company effective from August 1, 2024) (the “Concannon Services Agreement”). Pursuant to the Concannon Services Agreement, the Company agreed to issue a total of 4,050,000 restricted shares of the Company’s Common Stock to Jeremy P. Concannon over three tranches of 1,350,000 shares each on or before August 31, 2024, August 31, 2025, and August 31, 2026 respectively. The term of the Concannon Service Agreement will remain effective until September 30, 2027, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the addendum to the Concannon Service Agreement dated September 27, 2024, each tranche of shares to be issued as compensation for each service period beginning 12 months from August 1, 2024, and 2025, and for 14 months from August 1, 2026, to September 30, 2027, respectively. The fair value of the first 1,350,000 shares was $365,175, calculated based on stock price of $0.2705 per share on August 30, 2024 (date of issuance), and is being amortized over the service period. During the period ended December 31, 2024, the Company charged $153,073 to selling, general and administrative expenses as salary expenses.

The Company agreed to issue 50,000 of the Company’s restricted Common Shares to Hannah Bruehl, Executive Assistant to C-Suite Executives of the Company for service period from September 3, 2024 to September 2, 2025, as part of the compensation package in the Employment Agreement signed on September 3, 2024. On January 3, 2025, the Company issued 50,000 of the Company’s restricted Common Shares to Hannah Bruehl. The fair value of 50,000 shares was $9,280 which was calculated based on stock price of $0.1856 per share on January 3, 2025 (date of issuance), and is being amortized over the service period from September 3, 2024 to September 2, 2025. During the period ended December 31, 2024, the Company charged $3,051 to selling, general and administrative expenses as salary expenses.

On November 29, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), entered into a consulting services agreement (the “AUM Agreement”) to engage AUM Media Inc (“AUM”), a company incorporated in the State of Delaware, as a Capital Markets, Investor Relations and Media Relations Advisor to provide advice to the Company on its preparations for an equity raise and the planned uplisting to NASDAQ. Pursuant to terms of the AUM Agreement, the services will be provided by AUM on an annual contract basis and the agreement will continue for 12 months, starting January 1, 2025 to December 31, 2025 unless it is terminated in accordance with the termination terms under the AUM Agreement. VRI agreed to pay a fixed monthly discounted fee of $6,000 per month, payable in advance on the first day of each month. In addition, the Company shall issue shares equivalent to 9,313,100 shares of the Company’s restricted common stock to AUM or any affiliate to be designated by AUM, which represents 0.75% of the Company’s total shares outstanding as of November 29, 2024. The share issuance will occur as follows: 4,656,550 shares of the Company’s restricted common stock, being 50% of the 0.75% of the Company’s total shares outstanding, to be issued upon the signing of the Agreement, with the remaining 4,656,550 shares to be issued within three days following the Company's listing on the NASDAQ. Subsequently on January 2, 2025, the Company issued 4,656,550 of the Company’s restricted Common Shares to Aegis Ventures Limited as designated by AUM. The fair value of first 4,656,550 shares was $745,048 calculated based on stock price of $0.16 per share on November 29, 202 (grant date) and this non-cash stock-based compensation is recorded as deferred compensation under equity section and will be amortized over the service period of 12 months commencing January 2025.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Future commitments with regards to repayment of lease liabilities are disclosed in Note 15.

Apart from the above, as of December 31, 2024, the Company had the following capital commitment:

a) commitment to issue restricted Common Shares to the following service provider on or before October 31, 2026, for services to be performed pursuant to the Service Agreements signed with nonemployees as disclosed in Note 16 and Note 21:

Number of shares to be issued

Financial year ended June 30, 2026:
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

d) commitment to issue restricted Common Shares, comprising of 2,500,000 restricted Common Shares for $250,000 at $0.10 per share to seven US shareholders and 777,775 restricted Common Shares for $70,000 at $0.09 per share to six US shareholders.

e) commitment to issue 4,656,550 restricted Common Shares to Aegis Ventures Limited pursuant to the terms of the consulting services agreement that the Company through its wholly-owned subsidiary Verde Renewables, Inc. entered into with AUM on November 29, 2024, with a further 4,656,550 shares committed to be issued within three days following the Company's listing on the NASDAQ.

f) commitment to issue 50,000 restricted Common Shares to Hannah Bruehl pursuant to Employment Agreement signed on September 3, 2024 as disclosed in Note 21.

As of December 31, 2024, the Company has no material contingencies.

NOTE 23 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up through the date the Company issued the audited unaudited condensed consolidated financial statements.

On January 2, 2025, the Company issued a total of 3,277,775 restricted Common Shares, comprising 2,500,000 restricted Common Shares for $250,000 at $0.10 per share to seven US shareholders and 777,775 restricted Common Shares for $70,000 at $0.09 per share to six US shareholders.

On January 2, 2025, the Company issued 4,656,550 of the Company’s restricted Common Shares to Aegis Ventures Limited, being 50% of the 0.75% of the Company’s total shares outstanding pursuant to the terms of the consulting services agreement that the Company, through its wholly-owned subsidiary Verde Renewables, Inc., entered into with AUM on November 29, 2024, to engage AUM as a Capital Markets, Investor Relations and Media Relations Advisor to provide advice to the Company on its preparations for an equity raise and the planned uplisting to NASDAQ. The remaining 4,656,550 shares to be issued within three days following the Company's listing on the NASDAQ.

On January 3, 2025, the Company issued 50,000 of the Company’s restricted Common Shares to Hannah Bruehl. The Company agreed to issue 50,000 of the Company’s restricted Common Shares to Hannah Bruehl, Executive Assistant to C-Suite Executives of the Company for service period from September 3, 2024 to September 2, 2025, as part of the compensation package in the Employment Agreement signed on September 3, 2024.

On January 6, 2025, the Company cancelled 200,000 restricted Common Shares that were previously issued to two US shareholders.

On January 17, 2025, the Company, through Verde Estates LLC, entered into a Purchase and Sale Agreement (the “Agreement”) to sell its property in La Belle Missouri (the “Property”) to TAFleer Properties LLC, a Missouri limited liability company (the “Buyer”). Under the terms of the Agreement, the proceeds for the sale of the Property shall be USD 350,000 to be paid in full by the Buyer at closing, in cash or by bank draft or money order. The property has been presented as assets held for disposal as of 31 December 2024 and the disposition was completed on January 17, 2025.

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

All references in this Form 10-Q to the “Company,” “Verde Resources,” “we,” “us,” or “our” are to Verde Resources, Inc.

Overview

Verde Resources, Inc. (the “Company” or “VRDR”) was incorporated in the State of Nevada on April 22, 2010.

The Company conducts its business operations in St. Louis, Missouri, U.S.A., through Verde Renewables, Inc. (“VRI”), a wholly owned subsidiary of Verde Resources, Inc., incorporated in the State of Missouri.

The Company is a leader in Net Zero road construction and building materials, driving innovations that enhance sustainability and advance environmental stewardship. By integrating biochar, a highly effective carbon sequester and performance enhancer, the Company facilitates the industry’s seamless transition to zero emissions. This approach reduces greenhouse gas (“GHG”) emissions, optimizes the use of native soils and recycled materials, speeds installation, and improves efficiency while cutting costs. Since 2021, the Company’s BioFraction™ facility in Borneo has been converting palm waste into biochar and other sustainable byproducts. Operations in Borneo, Malaysia, experienced a temporary slowdown during the financial year due to the strategic focus on a test track partnership between the Company’s US-based subsidiary, Verde Renewables Inc., and the National Center for Asphalt Technology (NCAT). This partnership is rigorously testing the Company’s innovative Biochar-Asphalt technology, which is intended to provide superior performance, environmental sustainability, and the generation of Carbon Removal and Avoidance Credits.

In December 2024, Verde Resources, in collaboration with C-Twelve Australia, successfully demonstrated its Biochar-Asphalt technology at the NCAT Test Track. The demonstration included retrofitting an asphalt plant to produce cold-based Biochar-Asphalt in winter conditions without heat or solvents, improving installation efficiency by 50%. Approximately 8 tons of carbon were sequestered, with Carbon Removal Credits currently under certification by Puro.earth—the first credits generated through asphalt production.

On August 8, 2024, CRH Ventures, the investment arm of CRH, selected Verde Resources to scale its Biochar-Asphalt technology for commercialization. With the successful NCAT validation, the Company is confident it will complete the upcoming CRH pilot project, resulting in a strategic licensing partnership. Through CRH and other strategic partners, the Company’s Biochar-Asphalt will be commercialized in the U.S., unlocking significant growth potential and enabling the Company to credibly project future revenues.

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

The Company has undergone a restructuring exercise to shift its focus towards renewable energy and sustainable development with the world faced with challenges of climate change and environmental dehydration. The Company announced the disposition of the mining business through the sale of the entire issued and paid-up share capital of Champmark Sdn Bhd (“CSB”) on March 13, 2023. The disposition of CSB was completed on April 20, 2023. The Company has also discontinued its distribution of THC-free cannabinoid (CBD) products following the expiration of its supply agreement with MRX Xtractors, LLC on July 6, 2024. In line with this transition, the Company has made a strategic decision to fully divest from the Cannabis and CBD industry, similar to its previous divestment from mining operations in Malaysia, to concentrate solely on advancing its sustainability agenda.

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

The Company’s goal is to uplist to Nasdaq at the earliest opportunity. To achieve this, Verde Resources has engaged AUM, a trusted Investor Relations firm, to guide the process and help position the Company for long-term success in the capital markets.

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

On October 1, 2023, the Company appointed Eric Bava and Andre van Zyl as Chief Operating Officer and Chief Technology Officer, respectively, to drive the Company’s climate-tech innovation. Effective May 15, 2024, Andre van Zyl stepped down from his position as Chief Technology Officer (“CTO”) of the Company.

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

On May 14, 2024, the Company entered into a Heads of Agreement (the “HOA”) with Zym-Tec Technologies Limited (“ZT”), granting the Company (i) the right to form a collaboration to further develop ZT’s aforementioned technologies by incorporating Biochar as a carbon input for use in the road infrastructure and construction industry (the “Products”) and (ii) the Master Licensing Rights for the USA Territory for ZT’s patented technologies to the collaboration, including Soil Stabilization, Reclaimed Asphalt Pavement (RAP), wearing course materials, concrete, other building material products. This collaboration aims to generate Carbon Removal Credits through the use of biochar and create new net-zero or carbon net-negative IP products that are higher performing, more durable, sustainable, and cost-effective. These new IPs will be co-owned equally by the Company and ZT. In consideration of the collaboration, the Company and ZT will establish a new Special Purpose Entity (the "SPE") to be equally held by both parties. The SPE will be responsible for executing the new VERDE-ZymTec Net-Zero and Carbon-Negative Technologies and Building Material Products. The Company and ZT will integrate the collaborative activities into the SPE. The share structure and income split shall be confirmed by the Company and ZT in the final agreement. Subsequently, the Company intends to apply to uplist to the Nasdaq stock exchange as part of the final restructuring process. The royalties, license fees, carbon avoidance credits, and carbon removal credits generated by the collaboration will be distributed to the Company and ZT. The HOA outlines the terms and conditions for the cooperation between both parties, with the intent to execute a more detailed agreement within an agreed timeframe. The detailed agreement will supersede the obligations outlined in the HOA.

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

On June 27, 2024, the Company entered into an agreement with The National Center for Asphalt Technology at Auburn University ("NCAT") to undertake a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” (the “Project”). The Project, led by Dr. Nam Tran, Associate Director and Research Professor at NCAT, will involve comprehensive performance testing on the NCAT Test Track in Opelika, Alabama. This facility, sponsored by various state Departments of Transportation (DOTs) and in partnership with the Minnesota Road Research Facility (MnROAD), is dedicated to advancing sustainable pavement technologies. The NCAT Test Track will be constructed in the summer of 2024 to evaluate cutting-edge technologies co-developed by the Company and Zym-Tec. These innovations utilize enzymes to treat expansive soils and stabilize marginal base materials, potentially reducing or eliminating the need for carbon-intensive materials such as hydrated lime and Portland cement. Additionally, integrating biochar from biomass pyrolysis into enzyme-treated pavement materials is expected to improve performance, substantially reduce greenhouse gas (GHG) emissions, and sequester carbon dioxide. This pioneering approach is projected to generate Carbon Removal Credits upon completion of the test track installation, proving the viability of this next-generation blueprint for net-zero road construction. The Company is confident in its Verde-ZymTec technology and aspires to attain the highest level of certification from NCAT. Success in this Project is expected to drive widespread adoption of a net-zero road construction blueprint by DOTs across the United States and the federal DOT. Additionally, the substantial Carbon Removal Credits generated will create a significant and separate revenue stream for the Company. The Project commences on June 24, 2024, and is expected to conclude on September 30, 2027, with the first draft of the final report expected in Spring 2027. The Company has committed $750,000 to support the Project, with an initial payment of $100,000 upon execution of the NCAT agreement, followed by quarterly payments of $50,000 from September 2024 to March 2025, and $62,500 from June 2025 to September 2026.

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

On October 18, 2024, the Company entered into a binding Term Sheet with C-Twelve Pty Ltd (“C-Twelve”), a corporation incorporated in Western Australia, granting the Company (i) an exclusive license to utilize its proprietary binder and biochar asphalt mixed designs (the "Licensed Technology") for the production and commercialization of asphalt surfacing-related products (the "End Products") within the United States of America and (ii) the first right of refusal to extend the exclusive licensing of the Licensed Technology to other countries and territories subject to terms and conditions to be mutually agreed upon. The Company shall commit to producing a minimum quantity of End Products each year, as defined in the definitive agreement (the "Minimum Production Amount"). The specific Minimum Production Amount will be stipulated in an appendix or exhibit to the final licensing agreement. The Company shall pay C-Twelve royalties based on the Minimum Production Amount, at a rate mutually agreed upon by both parties and specified in the definitive agreement. Should the Company fail to meet the Minimum Production Amount in any given year, it shall remain obligated to pay royalties based on the agreed upon minimum production levels. In the event that production exceeds the Minimum Production Amount, additional royalties shall be payable for the excess production, calculated at the same royalty rate or as otherwise mutually agreed in the definitive agreement. Both parties will mutually agree on a Carbon Credit percentage allowance for C-Twelve. C-Twelve shall grant the Company the right to file, prosecute, and maintain United States patent applications incorporating C-Twelve’s Intellectual Property (IP), subject to C-Twelve’s final review and approval before submission. All such patents will be filed and maintained under the Verde brand name. The Company shall reserve the right to market and sell End Products under its own brand names, with C-Twelve being referenced, as well as C-Twelve having the right to market the Company’s activities under the definitive agreement. C-Twelve shall also collaborate with the Company on a joint installation of its proprietary technology that will take place on the Company’s designated cross-section at the National Center for Asphalt Technology (NCAT) Test Track in Opelika, Alabama, with a target completion between December 16–20, 2024. The Term Sheet shall commence on October 18, 2024, and shall remain in effect until February 28, 2025, unless terminated earlier in accordance with the agreed provisions, including the execution of a definitive agreement by both parties on or before February 28, 2025. The Term Sheet may be extended or renewed upon the mutual written agreement of both parties. Upon the execution of the definitive agreement, the Company shall pay a sign-on fee of USD $300,000 and issue 1,500,000 restricted shares of the Company’s Common Stock to C-Twelve.

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

On November 29, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), entered into a consulting services agreement (the “Agreement”) to engage AUM Media Inc (“AUM”), a company incorporated in the State of Delaware, as a Capital Markets, Investor Relations and Media Relations Advisor to provide advice to the Company on its preparations for an equity raise and the planned uplisting to NASDAQ. Pursuant to terms of the Agreement, the services will be provided by AUM on an annual contract basis and the agreement will continue for 12 months unless it is terminated in accordance with the termination terms under the Agreement. VRI agreed to pay a fixed monthly discounted fee of $6,000 per month, payable in advance on the first day of each month. In addition, the Company shall issue shares equivalent to 9,313,100 shares of the Company’s restricted common stock to AUM or any affiliate to be designated by AUM, which represents 0.75% of the Company’s total shares outstanding as of November 29, 2024. The share issuance will occur as follows: 4,656,550 shares of the Company’s restricted common stock, being 50% of the 0.75% of the Company’s total shares outstanding, to be issued upon the commencement of services as specified in the Agreement, with the remaining 4,656,550 shares to be issued within three days following the Company's listing on the NASDAQ. Subsequently on January 2, 2025, the Company issued 4,656,550 of the Company’s restricted Common Shares to Aegis Ventures Limited as designated by AUM.

On December 9, 2024, the Board of the Company approved a special bonus of $1.25 million to CEO Jack Wong in recognition of his leadership, strategic vision and outstanding contributions in transforming the Company into a pioneer in the Net Zero building materials and carbon removal industry. The Board has authorized the immediate sale of the executive property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 (“Property”) owned by Verde Renewables Inc (“VRI”), for a current fair market value of $857,500, to CEO Jack Wong. The Board also approved the option for this amount to be repaid through monthly installments deducted from the bonus over 26 pay cycles starting from January 2025. This transaction shall be structured as a sale and purchase agreement between the Company and CEO Jack Wong, with no cash exchange involved. The remaining balance of the bonus shall be allocated to cover any taxes associated with the bonus on behalf of CEO Jack Wong. Subsequently, on December 10, 2024, CEO Jack Wong entered into a Sale and Purchase Agreement (“Agreement”) with VRI to purchase the Property at the price of $857,500 with payment in equal installments over 26 pay cycles. Pursuant to the Agreement, VRI shall immediately transfer ownership of the Property to CEO Jack Wong by Warranty Deed, free of encumbrances except as specified in the Agreement. The transfer of title shall occur upon execution of the Agreement, and the closing shall take place on or before January 15, 2025, within St. Louis County, or at such other time and place as mutually agreed by the parties.

Effective December 26, 2024, Chen Ching voluntarily resigned from his position as Director of the Company. By resolution of the Board, Eric Bava, Chief Operating Officer of the Company, was appointed Director of the Company to replace Chen Ching effective December 26, 2024.

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

Leveraging its BioFraction™ technology, the Company focuses on producing high-quality biochar from bio-waste. This biochar, combined with a proprietary binder, is used to create net zero building materials aimed at modernizing infrastructure. The Company’s innovations deliver significant economic and environmental benefits, aligning with its vision of supporting the industry's seamless transition to zero emissions, #TransitionToZero. This approach reduces greenhouse gas (GHG) emissions, optimizes the use of native soils and recycled materials, enhances product durability, and sequesters substantial amounts of CO₂. The Company's net zero blueprint, the “Verde Net Zero Blueprint,” also generates Carbon Credits, enabling global organizations to advance their decarbonization goals. Collaborations with key stakeholders such as the National Center for Asphalt Technology (NCAT), the National Asphalt Pavement Association (NAPA), and leading building material firms demonstrate Verde’s commitment to sustainable infrastructure solutions.

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

On August 23, 2024, the Company successfully completed Stage 1 of the cross-section at the NCAT test track in collaboration with NPI. This milestone demonstrated significant advancements in sustainable road construction, including:

o	A reduction of Portland cement usage by over 60%.
o	The complete elimination of carbon-intensive hydrated lime.
o	A substantial reduction in the trucking of virgin materials, as TerraZyme enabled the use of in-situ materials.

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

On October 18, 2024, the Company secured an exclusive license to use C-Twelve’s proprietary biochar asphalt technology in North America, with the first option on other territories, as well as the right to file U.S patents with their IP under the Verde brand. A joint installation at the NCAT test track is planned for December 2024, with another large-scale showcase in Missouri in January 2025.

11.	GECA Service Agreement (October 2024):

On October 22, 2024, the Company partnered with GECA Environment to monetize carbon credits derived from biochar-based products. GECA will provide strategic project development support, with an initial goal of generating at least 10 tons of Carbon Removal Credits as a proof of concept after the NCAT and Missouri showcase projects.

12.	Successful Proof-of-Concept Showcase: “The Verde Net Zero Blueprint” at NCAT Test Track with Verde-C-Twelve’s Biochar-Asphalt (December 2024):

On December 20, 2024, Verde Resources, in collaboration with C-Twelve Australia, successfully demonstrated the production and installation of Biochar-Asphalt on the NCAT test track’s off-ramp. This milestone represents a significant advancement in sustainable road construction, setting new industry benchmarks. Key achievements of this landmark demonstration include:

Innovative Asphalt Production: On December 19, Verde-C-Twelve seamlessly retrofitted an existing Hot Mixed Asphalt (HMA) plant in Opelika, Alabama, to produce a cold-based Biochar-Asphalt—by shutting off the burners, even in winter conditions. This unprecedented process significantly reduces greenhouse gas (GHG) emissions and energy consumption, with precise impact data currently under quantification.

Revolutionary Installation Performance: On December 20, the Biochar-Asphalt was installed under winter conditions without the use of heat or solvents, only water. This resulted in a 50% increase in installation efficiency, complete elimination of odors for frontline workers, and seamless application. The cross-section was immediately opened for heavy traffic, a remarkable feat in asphalt innovation.

Carbon Sequestration & Credit Generation: The demonstration successfully sequestered approximately 8 tons of carbon, and the Company is actively working to certify these Carbon Removal Credits under Puro.earth (currently under audit). This initiative is managed by GECA, Verde’s carbon project developer. Upon completion of the audit, the credits will be immediately sold to a reputable buyer—marking the world’s first Carbon Removal Credits generated through asphalt production and installation.

The Verde Net Zero Blueprint is a pioneering approach that integrates low-carbon technologies with a carbon credit generation model, not only representing a sustainability breakthrough but also reinforcing the company's commitment to revolutionizing the building materials industry with practical, scalable, and economically viable net zero solutions

By strategically advancing these initiatives, the Company is poised to lead in the development of sustainable infrastructure solutions, generate new revenue streams through Carbon Removal Credits, and deliver lasting environmental and economic benefits.

Results of Operations

For the three months ended December 31, 2024 and 2023:

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$2,423	$5,192	(53.3)%
Cost of revenue	$(9,552)	$(68,845)	(86.1)%
Gross loss	$(7,129)	$(63,653)	(88.8)%
Selling, general and administrative expenses	$(2,383,949)	$(523,588)	355.3%
Other operating expenses	$(50,698)	$-
Interest expense	$(5,895)	$(43,717)	(86.5)%
Other income (expense), net	$(246,658)	$104,620	(335.8)%
NET LOSS	$(2,694,329)	(526,338)	411.9%

The average rate of MYR : USD for three months ended December 31, 2024 and December 31, 2023 was 0.2257 and 0.2141 respectively.

Revenue

The revenue was mainly derived from income from event management. We have generated $2,423 and $5,192 revenues for the three months period ended December 31, 2024, and 2023, respectively.

Cost of revenue

Cost of revenue decreased from $68,845 to $9,552 during the three months period ended December 31, 2024, arising from cessation of the operations in the production and distribution of renewable commodities, expenditures related to the plant have been categorized under other operating expenses. Gross loss has been generated mainly due to additional packaging costs incurred on goods previously sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee and travelling expenses. We have incurred $2,383,949 and $523,588 in selling, general and administrative expenses through December 31, 2024, and December 31, 2023, respectively. Selling, general and administrative expenses increased by 355.3%, or $1,860,361, primarily due to special bonus of $1.25 million to CEO Jack Wong in recognition of his leadership, strategic vision and outstanding contributions in transforming the Company into a pioneer in the Net Zero building materials and carbon removal industry, increase of consultancy fee (share-based compensation to non employees of $273,853) as the new agreements were entered into in the last 2 months of the previous financial year, share based compensation to employee of $95,095.

Other Operating Expenses

Other operating expenses comprised of expenditure related to the operations of the plant in the production and distribution of renewable commodities which have been categorized under other operating expenses which previously categorized under selling, general and administrative expenses. This categorization was due there being no production processed by the plant in third quarter of the financial year 2024.

Interest expense

The Company recorded interest expense of $0 and $28,745 on the promissory notes for the three months ended December 31, 2024, and 2023, respectively. Lease interest expenses amounted to $1,308 and $12,490 for the three months ended December 31, 2024, and 2023, respectively. Bank loan interest amounted to $4,587 and $2,482 for the three months ended December 31, 2024, and 2023, respectively.

The decrease in interest expenses is mainly due to settlement of finance lease liabilities as a result of disposal of asset held for sale and early conversion of promissory notes  (“PN”) with a principal amount of $675,888 on August 16, 2024, as opposed to the original maturity date of May 12, 2025  and accordingly no further interest charges recorded with regards to the finance lease liabilities and PN thereafter.

Other income (expense), net

We have other expenses, net of $246,658 and other income, net of $104,620 for the three months ended December 31, 2024, and 2023 respectively.  Other expenses, net of $246,658 for the three months ended December 31, 2024, mainly consists of gain on disposal of property, plant and equipment of $161,156, interest income from placement of deposit with bank of $16,271 and offset by reversal of unrealized foreign exchange gain of $442,021. The balance mainly represented rental income earned.

Net loss

As a result of the above factors, the Company incurred a net loss of $2,694,329 and $526,338 for the three months ended December 31, 2024 and 2023, respectively.

For the six months ended December 31, 2024 and 2023.

The following table sets forth selected financial information from our statements of comprehensive loss for the six months ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$127,993	$7,774	1,546.4%
Cost of revenue	$(59,148)	$(139,361)	(57.6)%
Gross profit (loss)	$68,845	$(131,587)	(152.3)%
Selling, general and administrative expenses	$(3,198,878)	$(980,182)	226.4%
Other operating expenses	$(105,816)	$-
Interest expense	$(101,360)	$(84,923)	19.4%
Other income, net	$997,595	$120,893	725.2%
NET LOSS	$(2,339,614)	(1,075,799)	(117.4)%

The average rate of MYR : USD for six months ended December 31, 2024 and December 31, 2023 was 0.2281 and 0.2151 respectively.

Revenue

The revenue was mainly derived from sale of Biochar Asphalt Premix in 2024 as the distribution of renewable commodities and compost spreading ceased in 2023. We have generated $125,570 and $7,774 revenue for the period ended December 31, 2024, and 2023, respectively. With a new business line, a gross profit of $68,845 was recorded compared to a gross loss of $131,587 for the six months period ended December 31, 2024, and 2023, respectively.

Cost of revenue

Cost of revenue in 2024 comprised of the cost of Biochar Asphalt products sold whereas the cost in 2023 comprised of production of renewable commodities sold. Consequently, cost of revenue decreased from $139,361 to $59,148 during the period ended December 31, 2024 as arising from cessation of the operations in the production and distribution of renewable commodities, expenditures related to the plant have been categorized under other operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee and travelling expenses. We have incurred $3,198,878 and $980,182 in selling, general and administrative expenses through the six months ended December 31,2024, and December 31, 2023, respectively. Selling, general and administrative expenses increased by 226.4%, or $2,218,696, primarily due to special bonus of $1.25 million to CEO Jack Wong in recognition of his leadership, strategic vision and outstanding contributions in transforming the Company into a pioneer in the Net Zero building materials and carbon removal industry, increase of consultancy fee (share-based compensation to nonemployees of $545,859) as the new agreements were entered into in the last 2 months of the previous financial year, share based compensation to employee of $201,680 and the expenditure related to the maintenance of the plant in the production and distribution of renewable commodities have been categorized under other operating expenses for the six months ended December 31, 2024.

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

Interest expense

The Company recorded interest expense of $86,456 and $56,295 on the promissory notes for the six months period ended December 31, 2024, and 2023, respectively. Lease interest expenses amounted to $5,681 and $23,925 for the period ended December 31, 2024, and 2023, respectively. Bank loan interest amounted to $9,223 and $4,703 for the period ended December 31, 2024, and 2023, respectively. The increase in interest expenses is mainly due to early conversion of promissory notes with a principal amount of $675,888 on August 16, 2024, as opposed to the originally maturity date of May 12, 2025.

Other income (expense), net

We have other income of $997,595 and $120,893 for the period ended December 31, 2024, and 2023. Other income of $997,595 for the six months ended December 31, 2024, was mainly due to gain on insurance claim of $481,513, gain from disposal of property, plant and equipment of $161,156, interest income from placement of deposit with bank of $38,809 and unrealized foreign exchange gain of $276,680. The balance mainly represented rental income earned.

Net profit (loss)

As a result of the above factors, the Company incurred a net loss of $2,339,614 and $1,075,799 for the six months ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the six months ended December 31, 2024 and 2023.

Cash Flow Date	December 31, 2024	December 31, 2023

Net Cash Used in operating activities	$(943,011)	$(825,634)
Net Cash Provided by (Used in) investing activities	1,324,455	(1,403)
Net Cash Provided by financing activities	238,845	1,641,441
Effect of exchange rate fluctuation on cash and cash equivalents	(7,426)	(86,533)
Net increase in cash and cash equivalents	612,863	727,871
Cash and cash equivalents, beginning of period	279,137	200,409
Cash and cash equivalents, beginning of period	$892,000	$928,280

Net Cash Used in Operating Activities

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of right of use assets and stock-based compensation, and the effects of changes in operating assets and liabilities. The increase in cash used in operating activities for the period ended December 31, 2024, as compared to 2023 was primarily due to increase of account receivable and the decrease of accrued liabilities and other payables. In the operation analysis, the net cash used in operating activities increased from $825,634 to $943,011. The operation loss of $2,339,614 was adjusted for certain noncash expenses such as $137,375 in depreciation, $51,429 in amortization, $545,859 in share-based compensation to nonemployee, $201,680 in share-based compensation to employee, $84,718 in interest expenses on promissory notes, $5,681 in lease interest expense, loss on disposal of assets held for sale of $2,876, impairment of property, plant and equipment of $137,632, offset by unrealized foreign exchange gain of $276,680, gain from insurance claim of $481,513 and gain on disposal of property, plant and equipment of $161,156. In the operating assets and liabilities, the net increase of cash outflow in current assets such as other receivables, deposits and prepayments, accounts receivables and current liabilities such as advances from related parties which are greater than the net increase of cash inflow in current assets such as inventories and current liabilities such as account payables, advance from director and accrued liabilities and other payables which resulted in $1,148,702 positive cash flow effect adding to loss in operation, and after offset by non-cash expenses. The net cash used in operating activities was $943,011.

Net Cash (Used in) Investing Activities

The net cash provided by investing activities of $1,324,455 resulted from proceeds from disposal of assets held for sale of $593,300, proceeds from insurance recoveries of $481,513, purchase of property, plant and equipment of $358 and withdrawal of deposit in bank of $250,000 for the period ended December 31, 2024. Meanwhile, during period ended December 31, 2023, the net cash used in investing activities resulted from purchase of property, plant and equipment of $1,403.

Net Cash Provided by Financing Activities

The net cash provided by financing activities of $238,845 resulted from proceeds from shares issued and to be issued of $904,000, set off partially by repayments to lease liabilities and related interests for the period ended December 31, 2024, of $614,474 and $5,681 respectively. Meanwhile, during period ended December 31, 2023, the net cash provided by financing activities of $1,641,441 resulted from proceeds from shares to be issued of $1,541,828, advances from related parties of $55,375 and advances from other payables of $164,359 set off partially by repayment of bank loan of $29,561, repayments to lease liabilities and related interests for the period ended December 31, 2023, of $66,635 and $23,925 respectively.

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

Working Capital

As of December 31, 2024 and June 30, 2024, we had cash and cash equivalents of $892,000 and $279,137, respectively. Additionally, as of December 31, 2024 and June 30, 2024, there are deposits with bank of $1,750,000 and $2,000,000 respectively. Nevertheless, as of December 31, 2024 and June 30, 2024, we have incurred accumulated operating losses of $15,819,791 and $13,480,204, respectively.

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

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. During 2023 and into 2024, the Company had undertaken tremendous enlargement and expansion, including restructuring of operations, which rendered the management to re-consider the availability of more management talents and professional staff to meet the enlargement in operation during and after the coming acquisition and expansion move. Based on this consideration and that evaluation, the current management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. In the meantime, management has appointed external consultants to minimize the risk and ascertain compliance with requirements.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management is dominated by three individuals without adequate compensating controls; and (5) lack of financial personnel with sufficient knowledge and experience with U.S. GAAP accounting guidelines and SEC regulations. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officers in connection with the review of our financial statements as of December 31, 2024.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

______________

101*

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2024, and June 30, 2024, (ii) Condensed Statements of Operations for the three and six months ended December 31, 2024 and 2023, (iii) Condensed Statements of Cash Flows for the six months ended December 31, 2024 and 2023, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: February 13, 2025	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer
(Principal Executive Officer)

