Form 10-Q
period 2025-03-31
VERDE RESOURCES, INC.
filed 2025-05-16
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, there were 1,252,836,447 shares of the issuer’s Common Stock, par value $0.001, outstanding.

VERDE RESOURCES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2025 are not necessarily indicative of the results that can be expected for the year ended June 30, 2025.

VERDE RESOURCES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2025

4

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2025	June 30, 2024
ASSETS		(audited)
Current assets:
Cash and cash equivalents	$689,363	$279,137
Deposit with banks	1,797,811	2,000,000
Accounts receivable	188,364	66,749
Inventories	282,282	309,144
Amount due from related party	100	100
Prepaid share-based compensation	878,916	214,528
Prepayments	22,775	12,645
Other receivables and deposits	10,510	6,862
	3,870,121	2,889,165

Assets held for sale	4,000	606,043

Total current assets	3,874,121	3,495,208

Non-current assets:
Property, plant and equipment, net	1,554,484	2,916,006
Right of use assets, net	546,524	509,482
Intangible assets	33,349,911	33,160,631
Security deposit	80,000	80,000

Total non-current assets	35,530,919	36,666,119

TOTAL ASSETS	$39,405,040	$40,161,327

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,498	$91,533
Other payables	546,064	461,012
Deposit and accrued liabilities	60,855	83,671
Finance lease liabilities	-	22,323
Finance lease liabilities-assets held for sale	-	603,252
Current portion of operating lease liability	37,197	24,881
Bank loan	-	211,440
Promissory notes to related party	-	591,170
Amount due to a director	331,286	4,188
Amounts due to related parties	296,507	385,550

Total current liabilities	1,356,407	2,479,020

Non-current liabilities:
Finance lease liabilities	-	86,565
Operating lease liability, net of current portion	106,470	4,602

Total non-current liabilities	106,470	91,167

TOTAL LIABILITIES	1,462,877	2,570,187

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,252,986,447 and 1,199,358,251 issued and outstanding as of March 31, 2025 and June 30, 2024	1,252,986	1,199,358
Common stock, $0.001 par value; 183,333 and 22,887,025 shares to be issued as of March 31, 2025 and June 30, 2024	183	22,887
Common stock, $0.001 par value; 375,000 shares to be cancelled as of March 31, 2025 and June 30, 2024	(375)	(375)
Additional paid-in capital	53,776,212	49,921,380
Accumulated other comprehensive income	(120,645)	(71,906)
Accumulated deficit	(16,966,162)	(13,480,204)
	37,942,199	37,591,140
Non-controlling interest	(36)	-
Stockholders’ equity	37,942,163	37,591,140

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,405,040	$40,161,327

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended March 31,		Nine Months ended March 31,
	2025	2024	2025	2024

Revenue	$697	$79	$128,690	$7,853

Cost of revenue	(155)	(264)	(59,303)	(7,012)

Gross profit (loss)	542	(185)	69,387	841

Operating expenses:
Selling, general and administrative expenses	(1,170,355)	(754,623)	(4,369,233)	(1,867,418)
Other operating expenses	(46,457)	-	(152,273)	-
Total operating expenses	(1,216,812)	(754,623)	(4,521,506)	(1,867,418)

LOSS FROM OPERATION	(1,216,270)	(754,808)	(4,452,119)	(1,866,577)

Other (expense) income:
Interest expense	(1,343)	(45,180)	(102,703)	(130,103)
Rental income	4,100	15,896	38,200	49,996
Gain from insurance claims	-	-	481,513	-
Unrealized foreign exchange gain	43,808	-	320,488	-
Gain on disposal of property, plant and equipment	2,488	-	163,644	-
Other income (expense)	20,837	(81,680)	64,983	5,113
Total other income (expense), net	69,890	(110,964)	966,125	(74,994)

LOSS BEFORE INCOME TAXES	(1,146,380)	(865,772)	(3,485,994)	(1,941,571)

Income tax expense	-	-	-	-

NET LOSS	(1,146,380)	(865,772)	(3,485,994)	(1,941,571)

Net loss attributable to non-controlling interest	(9)	-	(36)	-
Net loss attributable to Verde Resources Inc., shareholders	(1,146,371)	(865,772)	(3,485,958)	(1,941,571)

	$(1,146,380)	$(865,772)	$(3,485,994)	$(1,941,571)

Other comprehensive income (loss) :
– Foreign currency adjustment income (expense)	(9,717)	16,064	(48,739)	9,328

COMPREHENSIVE LOSS	$(1,156,097)	$(849,708)	$(3,534,733)	$(1,932,243)

Net loss per share
– Basic	$0.00	$0.00	$0.00	$0.00
– Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average Common Shares outstanding
– Basic	1,238,271,472	1,184,245,979	1,238,271,472	1,184,245,979
– Diluted	1,238,271,472	1,184,245,979	1,238,271,472	1,184,245,979

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine Months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(3,485,994)	$(1,941,571)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	194,347	312,056
Amortization	77,143	77,144
Stock-based compensation-consultants	1,002,807	78,726
Stock-based compensation-employee	288,673	-
Finance cost interest element of promissory notes (non-cash)	84,718	75,791
Lease interest expense	5,368	35,137
Deposit paid for acquisition of subsidiary written off	-	21,376
Impairment on trade receivables	-	2,056
Impairment on other receivables	-	29,926
Impairment on property	137,632	-
Impairment on assets held for sale	5,867	-
Unrealized foreign exchange gain	(320,488)	-
Gain from insurance claim	(481,513)	-
Gain from disposal of asset held for sale	2,876	-
Gain on disposal of property, plant and equipment	(163,644)	-
Changes in operating assets and liabilities:
Accounts receivable	(121,401)	661
Other receivables, deposits and prepayments	(61,367)	(29,130)
Inventories	31,358	(137,647)
Accounts payables	(11,408)	134,827
Accrued liabilities and other payables	(8,643)	(37,118)
Advanced to director	327,169	(5,163)
Advanced from/to related parties	(89,390)	20,102
Net cash used in operating activities	(2,585,890)	(1,362,827)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	943,300	-
Proceeds from disposal of property, plant and equipment	947,015	-
Proceeds from insurance recoveries	541,221	-
Withdrawal of deposit with bank	250,000	-
Purchase of property, plant and equipment	(361)	(16,621)
Net cash provided by (used in) investing activities	2,681,175	(16,621)

Cash flows from financing activities:
Repayments to lease liabilities	(712,140)	(101,719)
Proceeds from bank loan	-	50,000
Repayment of bank loan	(211,440)	(29,560)
Lease interest paid	(5,368)	(35,137)
Advanced from other payables	-	136,837
Proceeds from issuance of common stock and common stock to be issued	1,319,000	1,661,379
Cash outflow arising from cancellation of Common Stock	(65,000)	-
Net cash provided by financing activities	325,052	1,681,800

Net change in cash and cash equivalent	420,337	302,352

Foreign currency translation adjustment	(10,111)	64,635

Net change in cash and cash equivalents	410,226	366,987

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	279,137	200,409

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$689,363	$567,396

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	No. of shares	Common Shares Amount	Shares to be issued Amount	Shares to be cancelled Amount	Deferred stock-based compensation	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated losses	Non-controlling interest	Total stockholders’ equity

Balance as of July 1, 2024	1,222,245,276	$1,199,358	$22,887	$(375)	$-	$49,921,380	$(71,906)	$(13,480,204)	$-	$37,591,140

Share issued for private placement	6,024,439	6,024	-	-	-	577,976	-	-	-	584,000
Share issued for previously committed private placement	-	21,988	(21,988)	-	-	-	-	-	-	-
Shares issued to service provider	2,302,890	2,303	-	-	-	788,506	-	-	-	790,809
Shares to be issued to service provider	4,656,550	-	4,656	-	(745,048)	740,392	-	-	-	-
Shares issued for previously committed issued to service provider	-	397	(397)	-	-	-	-	-	-	-
Shares issued for previously committed issued to employee	-	502	(502)	-	-	-	-	-	-	-
Shares issued to employee	1,518,420	1,518	-	-	-	409,213	-	-	-	410,731
Shares to be issued to employee	50,000	-	50	-	-	9,230	-	-	-	9,280
Shares issued arising from conversion of promissory notes	9,655,542	9,656	-	-	-	666,232	-	-	-	675,888
Shares to be issued for private placement	3,277,775	-	3,278	-	-	316,722	-	-	-	320,000
Shares cancelled	(450,000)	(450)	-	-	-	(44,550)	-	-	-	(45,000)
Net loss for the period	-	-	-	-	-	-	-	(2,339,587)	(27)	(2,339,614)
Foreign currency translation adjustment	-	-	-	-	-	-	(39,022)	-	-	(39,022)

Balance as of December 31, 2024	1,249,280,892	$1,241,296	$7,984	$(375)	(745,048)	$53,385,101	$(110,928)	$(15,819,791)	(27)	$37,958,212

Shares issued for private placement	3,905,555	3,906	-	-	-	386,094	-	-	-	390,000
Shares issued for previously committed issued to service provider	-	4,656	(4,656)	-	745,048	-	-	-	-	745,048
Shares issued to employee	-	50	(50)	-	-	-	-	-	-	-
Shares issued for previously committed private placement	-	3,278	(3,278)	-	-	-	-	-	-	-
Shares cancelled	(200,000)	(200)	-	-	-	(19,800)	-	-	-	(20,000)
Shares to be issued for private placement	183,333	-	183	-	-	24,817	-	-	-	25,000
Net loss for the period	-	-	-	-	-	-	-	(1,146,371)	(9)	(1,146,380)
Foreign currency translation adjustment	-	-	-	-	-	-	(9,717)	-	-	(9,717)
					-
Balance as of March 31, 2025	1,253,169,780	$1,252,986	$183	$(375)	-	$53,776,212	$(120,645)	$(16,966,162)	(36)	$37,942,163

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	No. of shares	Common Shares Stock	Shares to be issued Amount	Shares to be cancelled Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated losses	Total stockholders’ equity

Balance as of July 1, 2023	1,176,200,278	$1,176,200	$-	$-	$45,415,958	$(79,192)	$(10,292,430)	$36,220,536

Shares to be issued to service provider	1,000,000	-	1,000	-	133,000	-	-	134,000
Shares issued for private placement	16,170,513	16,171	-	-	1,475,657	-	-	1,491,828
Common stock subject to forfeiture	(879,924)	-	-	(880)	(175,105)	-	-	(175,985)
Shares to be issued for private placement	555,555	-	556	-	49,445	-	-	50,001
Net loss for the period	-	-	-	-	-	-	(1,075,799)	(1,075,799)
Foreign currency translation adjustment	-	-	-	-	-	(6,736)	-	(6,736)

Balance as of December 31,2023	1,193,046,422	$1,192,371	$1,556	$(880)	$46,898,955	$(85,928)	$(11,368,229)	$36,637,845

Shares issued for previously committed private placement	-	556	(556)	-	-	-	-	-
Shares previously committed issued to service provider	-	1,000	(1,000)	-	-	-	-	-
Shares cancelled	(295,076)	(800)	-	505	-	-	-	(295)
Shares to be issued for private placement	3,081,276	-	3,081	-	326,297	-	-	329,378
Shares to be issued to service provider	295,076	-	295	-	-	-	-	295
Net loss for the period	-	-	-	-	-	-	(865,772)	(865,772)
Foreign currency translation adjustment	-	-	-	-	-	16,064	-	16,064

Balance as of March 31, 2024	1,196,127,698	$1,193,127	$3,376	$(375)	$47,225,252	$(69,864)	$(12,234,001)	$36,117,515

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Verde Resources, Inc. (“We” or the “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A..

The Company is a leader in net zero road construction and building materials, driving innovations that enhance sustainability and advance environmental stewardship. By integrating biochar, a highly effective carbon sequester and performance enhancer, the Company facilitates the industry’s seamless transition to zero emissions. This approach reduces greenhouse gas (“GHG”) emissions, optimizes the use of native soils and recycled materials, speeds installation, and improves efficiency while cutting costs. Since 2021, the Company’s BioFraction™ facility in Borneo has been converting palm waste into biochar and other sustainable byproducts. Operations in Borneo, Malaysia, experienced a temporary slowdown since June 2023 due to the strategic focus on a test track partnership between the Company’s US-based subsidiary, Verde Renewables Inc., and the National Center for Asphalt Technology (NCAT). This partnership is rigorously testing the Company’s innovative Biochar-Asphalt technology, which is intended to provide superior performance, environmental sustainability, and the generation of Carbon Removal and Avoidance Credits.

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

In April 2025, Verde achieved what it believes to be an industry first with the issuance and sale of Puro.earth-certified Biochar Carbon Removal Credits from the December NCAT demonstration. We believe these represent the world’s first carbon removal credits generated through asphalt applications and have already been pre-purchased by one of the largest global financial institutions focused on Carbon Dioxide Removals (CDRs). Verde announced this milestone in a press release on April 10th 2025.

On August 8, 2024, one of the world’s largest building materials companies selected Verde Resources to scale its Biochar-Asphalt technology for commercialization. Following successful validation at NCAT, the Company is confident in completing its upcoming pilot project, which is expected to lead to a strategic licensing partnership. Through this collaboration—and with the support of other key partners—Verde’s Biochar-Asphalt is positioned for commercialization across the U.S., unlocking substantial growth potential and supporting credible future revenue projections.

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

The Company has undergone a restructuring exercise to shift its focus towards sustainable infrastructure with the world faced with challenges of climate change and environmental dehydration.

The Company has engaged AUM Media Inc ("AUM'), a trusted investor relations firm, to help guide the process and strategically position the Company for long-term success in the capital markets.

As of March 31, 2025, the Company has the following subsidiaries:

Company name	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”)	Malaysia	Manufacturing and distribution of renewable agricultural commodities, and provision of consultation services related thereto	100%

Verde Renewables, Inc. (“VRI”)	State of Missouri, U.S.A.	Trading of building materials and management of a processing and packaging facility	100%

VerdePlus Inc. (“VerdePlus”)	State of Missouri, U.S.A.	Production of low-carbon building materials	55%

Verde Life Inc. (“VLI”)	State of Oregon, U.S.A.	Development of health and wellness products formulated with natural plant extracts derived from crops cultivated using biochar.	100%

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting service, PR, branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri, U.S.A.	Holding real property	100%

Bio Resources Limited (“BRL”)	Labuan, Malaysia	Proprietor of pyrolysis technology	100%

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

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the condensed consolidated balance sheet as of June 30, 2024 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2025, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2025, or for any future period.

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

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company has three reportable business segments.

Sales and operating income as the primary measures of segment profit or loss to assess performance and make resource allocation decisions. The CODM assesses these metrics and compares actuals to budgeted and forecasted values to evaluate segment operating performance and allocate resources to the operating segments. Expenses related to certain centralized administration or executive functions that are not specifically related to an operating segment are included in Corporate Unallocated.

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

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $689,363 and $279,137 in cash and cash equivalents at March 31, 2025, and June 30, 2024, respectively.

At March 31, 2025, and June 30, 2024, cash and cash equivalents consisted of petty cash on hand and cash in banks.

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

At March 31, 2025, and June 30, 2024, the interest rates and maturities of deposits with banks are 1.98% to 4.64% per annum and 60 to 270 days, respectively.

•	Accounts Receivable

Accounts receivable are recognized and carried at amortized cost. The Company maintains an allowance for expected credit loss to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. Bad debts are written off against allowances. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of March 31, 2025, and June 30, 2024, the longest credit term for certain customers are 60 to 90 days.

At March 31,2025, and June 30, 2024, the allowance for doubtful accounts for accounts receivable amounted to $0 and $27,481 respectively, and for other receivables amounted to $0 and $29,842 respectively.

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

Inventories are stated at the lower of cost or market value (net realizable value), with cost being determined on a first-in-first-out method. Cost of raw materials include cost of materials and incidental costs in bringing the inventory to its current location. Costs of finished goods, on the other hand include material, labor and overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

As of March 31, 2025, and June 30, 2024, the write down of inventories amounted to $0 and $15,587 respectively, and inventories written off amounted to $0 and $5,978 respectively.

•	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Land and buildings	3-27.5 years
Plant and machinery	5-10 years
Office equipment	3-5 years
Computer	5 years
Motor vehicles	5 years
Furniture and fittings	5 years
Renovation	10 years

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

Depreciation expense for the three months ended March 31, 2025, and 2024 totaled $56,972 and $104,358, respectively.

Depreciation expense for the nine months ended March 31, 2025, and 2024 were $194,347 and $312,056, respectively.

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

As of March 31, 2025, and June 30, 2024, the Company did not record an impairment on the intangible assets.

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

Impairment loss on assets held for sale for the three and nine months ended March 31, 2025, were $5,867, respectively, and for three and nine months ended March 31, 2024, were $0, respectively.

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

Impairment loss on property, plant and equipment for the three and nine months ended March 31, 2025, were $0 and $137,632, respectively, and for three and nine months ended March 31, 2024, were $0, respectively.

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

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product which typically occurs at delivery date at a point in time, and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct. Accordingly, the transaction price is allocated in its entirety to the single performance obligation and recognized upon its fulfilment.

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

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. The Company uses rate implicit in the lease to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term.

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

The Company recognized no impairment of ROU assets as of March 31, 2025, and June 30, 2024.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the unaudited condensed consolidated balance sheets at March 31, 2025, and June 30, 2024.

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the five criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value and v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. At the inception of a finance lease, we as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to us, while the leased asset is depreciated in accordance with our depreciation policy if the title is to eventually transfer to us. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 842.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three and nine months ended March 31, 2025 and 2024.

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

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	March 31, 2025	March 31, 2024
Period-end MYR:US$ exchange rate	0.22551	0.21166
Average period MYR:US$ exchange rate	0.22696	0.21376

•	Comprehensive Income

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

For the three and nine months ended March 31, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence no common stock equivalents were included in the computation of diluted net loss per shares since such inclusion would have been antidilutive.

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

Share based compensation for nonemployees for the three and nine months ended March 31, 2025, were $451,610 and $997,468, respectively, and for three and nine months ended March 31, 2024, were $34,452 and $78,726, respectively.

Share based compensation for employees for the three and nine months ended March 31, 2025, were $92,331 and $294,012 respectively, and for three and nine months ended March 31, 2024, were $0, respectively.

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

During the period ended March 31, 2025, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s unaudited condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. The key amendments include annual and interim disclosures of significant expenses and other segment items that are regularly provided to the chief operating decision maker and included within each reported measure of profit or loss, as well as any other key measure of performance used for segment management decisions. This ASU also requires disclosure of key profitability measures used in assessing performance and how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard as of July 1, 2024 and this standard did not have a significant impact on the Company’s results of operations, cash flows, financial condition, or disclosures.

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

In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted.

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

NOTE 3 - GOING CONCERN ASSUMPTION

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Despite the Company having suffered from an accumulated deficit of $16,966,162 as of March 31, 2025, the Company is in a net current asset position of $2,517,714 as of March 31, 2025 and as of that date, also has a positive shareholders equity of $37,942,163. These indicate that the Company is able to fulfil its obligations and commitments as they arise.

With the successful validation of the Verde Net Zero Blueprint by both the National Center for Asphalt Technology (NCAT) on the technological front and Puro.earth, a renowned carbon removal certification platform, on the Carbon Removal Credit, the Company’s future profitability is contingent upon the successful commercialization of its technologies in the United States. This process is currently underway. Once commercialized domestically, the Company intends to license the Verde Net Zero Blueprint (the “Blueprint”) globally. The Company believes that nations committed to the Paris Climate Agreement will have a strong interest in adopting the Blueprint as part of their efforts to meet Net Zero targets by 2050.

While there can be no guarantee of success, the Company is actively pursuing the strategic plans outlined above and remains confident in its ability to execute on these initiatives.

Although certain risks and uncertainties remain, management believes that its ongoing efforts to commercialize key technologies, secure strategic partnerships, and strengthen its financial position will help address conditions that have previously raised substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – BUSINESS SEGMENT INFORMATION

Currently, the Company operates three business segments for the purpose of assessing performance and making operating decisions, mainly operating in:

(i)	Trading and production of building materials and renewable commodities;

(ii)	Holding of real property; and

(iii)	Licensing of proprietary pyrolysis technology.

In the period ended March 31, 2024, the Company operated four business segments including the distribution of THC-free cannabinoid (CBD) products, which had terminated its business following the expiration of its product supply agreement with Decimal Engineered Systems (formerly known as MRX Xtractors, LLC) on July 6, 2024.

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer (CEO). The CODM allocates resources and evaluates the performance of the Company using information about combined net income from operations. All significant operating decisions are based upon an analysis of the Company as three operating segments, which are the same as its reporting segments.

In the following table, revenue is disaggregated by primary major product line. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three and nine months ended March 31, 2025 and 2024:

Three Months ended March 31, 2025
	Trading and production of building materials and renewable commodities	Holding property	Licensing of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$228	$-	$-	$469	$697
Cost of revenue	(162)	-	-	7	(155)
Gross profit	66	-	-	476	542
Selling, general & administrative expenses	(821,013)	(14,665)	(2,389)	(332,288)	(1,170,355)
Other operating expenses	(46,457)	-	-	-	(46,457)
Loss from operations	(867,404)	(14,665)	(2,389)	(331,812)	(1,216,270)
Interest expense	(1,343)	-	-	-	(1,343)
Rental income	-	4,100	-	-	4,100
Unrealized foreign exchange gain	(12)	-	1,129	42,691	43,808
Gain on disposal of property, plant and equipment	2,488	-	-	-	2,488
Other income	20,837	-	-	-	20,837
Loss before income tax	(845,434)	(10,565)	(1,260)	(289,121)	(1,146,380)
Income tax	-	-	-	-	-
Net loss	$(845,434)	$(10,565)	$(1,260)	$(289,121)	$(1,146,380)

Total assets at March 31, 2025	$8,041,984	$247	$30,193,159	$1,169,650	$39,405,040

	Three Months ended March 31, 2024
	Distribution of THC-free CBD products	Production and distribution of renewable commodities	Holding property	Licensing of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$95	$-	$-	$(16)	$79
Cost of revenue	-	(3)	-	-	(261)	(264)
Gross profit (loss)	-	92	-	-	(277)	(185)
Selling, general & administrative expenses	-	(518,017)	(42,422)	1,073	(195,257)	(754,623)
(Loss)Profit from operations	-	(517,925)	(42,422)	1,073	(195,534)	(754,808)
Interest expense	-	(15,513)	-	-	(29,667)	(45,180)
Rental income	-	-	15,896	-	-	15,896
Other income	-	213	-	-	(81,893)	(81,680)
Loss before income tax	-	(533,225)	(26,526)	1,073	(307,094)	(865,772)
Income tax	-	-	-	-	-	-
Net (loss) profit	$-	$(533,225)	$(26,526)	$1,073	$(307,094)	(865,772)

Total assets at March 31, 2024	$194,008	$6,144,099	$1,210,309	$30,193,301	$1,065,060	$38,806,777

Nine Months ended March 31, 2025
	Trading and production of building materials and renewable commodities	Holding property	Licensing of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$126,258	$-	$-	$2,432	$128,690
Cost of revenue	(57,939)	-	-	(1,364)	(59,303)
Gross profit	68,319	-	-	1,068	69,387
Selling, general & administrative expenses	(3,526,443)	(227,893)	(2,389)	(612,508)	(4,369,233)
Other operating expenses	(152,273)	-	-	-	(152,273)
Loss from operations	(3,610,397)	(227,893)	(2,389)	(611,440)	(4,452,119)
Interest expense	(16,247)	-	-	(86,456)	(102,703)
Rental income	-	38,200	-	-	38,200
Unrealized foreign exchange gain	2,874	-	-	317,614	320,488
Gain from insurance claims	-	481,513	-	-	481,513
Gain on disposal of property, plant and equipment	2,488	161,156	-	-	163,644
Other income	60,293	4,690	-	-	64,983
(Loss) Profit before income tax	(3,560,989)	457,666	(2,389)	(380,282)	(3,485,994)
Income tax	-	-	-	-	-
Net (loss) profit	$(3,560,989)	$457,666	$(2,389)	$(380,282)	$(3,485,994)

Total assets at March 31, 2025	$8,041,984	$247	$30,193,159	$1,169,650	$39,405,040

Nine Months ended March 31, 2024
	Distribution of THC-free CBD products	Production and distribution of renewable commodities	Holding property	Licensing of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$-	$2,898	$-	$-	$4,955	$7,853
Cost of revenue	-	(2,454)	-	-	(4,558)	(7,012)
Gross profit	-	444	-	-	397	841
Selling, general & administrative expenses	(120)	(1,373,025)	(86,371)	(4,158)	(403,744)	(1,867,418)
Loss from operations	(120)	(1,372,581)	(86,371)	(4,158)	(403,347)	(1,866,577)
Interest expense	-	(44,141)	-	-	(85,962)	(130,103)
Rental income	-	-	49,996	-	-	49,996
Other income	-	624	-	-	4,489	5,113
Loss before income tax	(120)	(1,416,098)	(36,375)	(4,158)	(484,820)	(1,941,571)
Income tax	-	-	-	-	-	-
Net loss	$(120)	$(1,416,098)	$(36,375)	$(4,158)	$(484,820)	$(1,941,571)

Total assets at March 31, 2024	$194,008	$6,144,099	$1,210,309	$30,193,301	$1,065,060	$38,806,777

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended March 31,		Nine Months ended March 31,
	2025	2024	2025	2024

Malaysia	$697	$79	$3,570	$7,853
United States of America	-	-	125,120	-
	$697	$79	$128,690	$7,853

NOTE 5 – DEPOSIT WITH BANKS

At March 31, 2025, and June 30, 2024, the interest rates and maturities of deposits with banks are 1.98% to 4.64% per annum and 60 to 270 days, respectively

NOTE 6 – INVENTORIES

Inventories as of March 31, 2025, and June 30, 2024 consisted of the following:

	March 31, 2025	June 30, 2024

Manufactured bio produce	$74,370	$70,560
Trading goods	207,912	238,584
	$282,282	$309,144

NOTE 7 – OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments as of March 31, 2025 and June 30, 2024, consisted of the following:

	March 31, 2025	June 30, 2024

Deposits	$6,646	$4,775
Other receivables	35,435	31,929
	$42,081	$36,704
Less: impairment on other receivables	(31,571)	(29,842)
Other receivables and deposits, net	$10,510	$6,862
Prepayments	22,775	12,645
Prepaid share-based compensation (Note 21)	878,916	214,528
	$912,201	$234,035

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

A summary of property and equipment at March 31, 2025, and June 30, 2024, is as follows:

	March 31, 2025	June 30, 2024

Land and building	$-	$1,258,360
Plant and machinery	1,845,073	1,875,761
Office equipment	4,861	6,168
Computer	14,216	13,908
Motor vehicles	4,240	140,989
Furniture and fittings	4,421	16,359
Renovation	4,431	4,431
	1,877,242	3,315,976
Less: accumulated depreciation	(426,227)	(382,141)
Foreign exchange adjustment	103,469	(17,829)
	$1,554,484	$2,916,006

Depreciation expense for the three months ended March 31, 2025 and 2024, totaled $56,972 and $104,358, respectively.

Depreciation expense for the nine months ended March 31, 2025 and 2024, totaled $194,347 and $312,056, respectively.

Impairment loss on property, plant and equipment for the three and nine months ended March 31, 2025, were $137,632, respectively, which relates to assets intended to be disposed and accordingly transferred to assets held for disposal at its carrying value of $350,000. Impairment loss on property, plant and equipment for three and nine months ended March 31, 2024, were $0, respectively.

Plant and machinery and motor vehicles with carrying values of $0 at March 31, 2025, ($7,688 and $98,362 at June 30, 2024) are acquired under financing arrangements.

On December 10, 2024, CEO Jack Wong entered into a Sale and Purchase Agreement (“Agreement”) with VRI to purchase the Property at the current market value of $857,500 with payment in equal installments over 26 pay cycles. Pursuant to the Agreement, VRI shall immediately transfer ownership of the Property to CEO Jack Wong by Warranty Deed, free of encumbrances except as specified in the Agreement. The transfer of title was completed on December 19, 2024.

NOTE 9 –INTANGIBLE ASSETS

The intangible assets comprise (i) a global intellectual property (“IP”) of $30,192,771 known as “Catalytic Biofraction Process”, whereby, subsidiary Bio Resources Limited (“BRL”) is the beneficial and/or registered proprietor and (ii) an exclusive license assigned to Verde Malaysia for the operation of the IP in the state of Sabah, Malaysia of MYR 14,000,000 ($3,157,140).

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

NOTE 10 – ASSETS HELD FOR SALE

Assets held for sale as of March 31, 2025, and June 30, 2024, consist of the following:

	March 31, 2025	June 30, 2024

Land and building	$350,000	$-
Plant and machinery	213,494	213,494
Motor vehicles	392,549	392,549
	$956,043	$606,043
Less: disposal	(946,176)	-
Less: impairment	(5,867)	-
	$4,000	$606,043

The Company, through Verde Estates LLC, decided to sell its property located in La Belle, Missouri (the “Property”) and entered into discussions with a buyer to sell the said Property prior to December 31, 2024. The Property has been presented separately in the balance sheet as assets held for sale as at December 31, 2024. On January 17, 2025, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with TAFleer Properties LLC, a Missouri limited liability company (the “Buyer”). Under the terms of the Agreement, the proceeds for the sale of the Property were USD 350,000 paid in full by the Buyer at closing. The disposition of the Property was completed in January 2025.

On June 27, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), a company incorporated in the State of Missouri, U.S.A, entered into a Consignment Contract with ED’s Machinery LLC (“EDM”) to dispose plant and machinery and motor vehicles with a carrying amount of $606,043. The disposal was pending completion as at June 30,2024, and thus the assets had been presented separately in the balance sheets as assets held for sale. The disposal of assets with carrying values totaling $596,176 was completed as of December 31, 2024. The remaining asset comprises a vehicle that will be sold for its parts, and accordingly, an impairment of $5,867 was recognized during the period.

Plant and machinery and motor vehicles with carrying values of $0 and $0 at March 31, 2025 ($168,994 and $350,217 as of June 30, 2024), were acquired under financing arrangements.

Impairment loss on assets held for sale for the three and nine months ended March 31, 2025 were $5,867 respectively.

NOTE 11 – DEPOSITS PAID

At March 31, 2025, and June 30, 2024, deposits consist of the following:

	March 31, 2025	June 30, 2024
Security deposit
- Factory site	$80,000	$80,000

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

NOTE 12 – BANK LOAN

The bank loan as of June 30, 2024, represented a rolling facility to a maximum principal of $250,000 and was secured by deed of trusts from VRDR, land and building of VEL and a subsidiary who acts as guarantor for the performance of debts. The pledge was released on January 17, 2025, with the disposal of the land and building as mentioned in Note 10, and the full settlement of the loan. The interest on loan was fixed at 5.25%. per annum.

Interest expense for the three months ended March 31, 2025 and 2024, totaled $1,656 and $4,301, respectively.

Interest expense for the nine months ended March 31, 2025 and 2024, totaled $10,879 and $9,004, respectively.

NOTE 13 – AMOUNTS DUE TO/FROM RELATED PARTIES AND DIRECTOR

The following breakdown of the balances due to/from related parties and director, consisted of:

	March 31, 2025	June 30, 2024

Amount due to related parties
Borneo Oil Corporation Sdn. Bhd (“BOC”) (#2)	$72,919	$70,677
Borneo Oil Berhad (“BOB”) (#1)	3,007	3,007
Taipan International Limited (#3)	119,153	119,153
Borneo Energy Sdn Bhd (#1)	15,546	14,599
Victoria Capital Sdn Bhd (#4)	5,638	93,270
UnitiMart Sdn Bhd (#1)	-	7,782
Makin Teguh Sdn Bhd (#1)	19,379	19,379
J. Ambrose & Partners (#5)	50,830	48,588
SB Resorts Sdn Bhd (#2)	5,638	2,120
SB Supplies & Logistics Sdn Bhd (#1)	4,397	5,936
Borneo Eco Food Sdn. Bhd. (#1)	-	1,039
	$296,507	$385,550

Amount due from a related party
Vetrolysis Limited (#6)	$100	$100

Amount due to director
Mr. Jack Wong (#7)	$331,286	$4,188

(#1) Borneo Oil Berhad (“BOB”) is the ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn. Bhd., SB Supplies & Logistic Sdn. Bhd. and UnitiMart Sdn. Bhd., and held 13.5% of the Company’s issued and outstanding Common Stock as of March 31, 2025. Makin Teguh Sdn Bhd is an associate of BOB. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#2) SB Resorts Sdn. Bhd. and Borneo Oil Corporation Sdn. Bhd. (“BOC”) are wholly owned subsidiaries of Borneo Oil Berhad (“BOB”) (holding 13.5% of the Company’s issued and outstanding common stock as of March 31, 2025). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#3) Taipan International Limited is one of the shareholders of the Company and held 15.4% of the Company’s issued and outstanding Common Stock as of March 31, 2025. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#4) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company, and held 0.2% of the Company’s issued and outstanding Common Stock as of March 31, 2025. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#5) J. Ambrose & Partners is controlled by J Ambrose who is one of the shareholders of the Company, and he held 1.6% of the Company’s issued and outstanding Common Stock as of March 31, 2025. He is also a substantial shareholder of BOB. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#6) Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited

(#7) Mr. Jack Wong is the Chief Executive Officer of the Company effective October 1, 2022. Further, Jack Wong was re-elected Director of the Company by Waiver and Consent of Shareholders, effective March 30, 2024.

NOTE 14 – PROMISSORY NOTE TO RELATED PARTIES

	March 31,	June 30,
	2025	2024

Promissory Note to related party	$-	$591,170

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	March 31,	June 30,
	2025	2024
Balance at the beginning of period or year	$591,170	$487,790
Accretion of liability	84,718	103,380
Converted to Company’s restricted Common Stock	(675,888)	-
Balance at the end of period or year	$-	$591,170

On March 13, 2023, the Company and its former indirect wholly-owned subsidiary Champmark Sdn Bhd (“CSB”) entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s account payable to a related party, Borneo Oil Corporation Sdn Bhd (“BOC”) by way of the issuance on March 13, 2023, of a two year term Promissory Note with the face value (principal) amount of $675,888, and bearing 2% coupon interest. The Note was repayable by May 12, 2025, either in cash or by the issuance of the Company’s restricted Common Stock priced at $0.07 per share at the discretion of the holder of the Promissory Note. The fair value of the Promissory Note of $481,023 was calculated using the net present value of estimated future cash flows with the assumptions of risk free rate at 4.03%, credit spread of 11.6% and liquidity risk premium of 5.6%. On August 16, 2024, the Company entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total amount of $675,888 into 9,655,542 shares of the Company’s restricted Common Stock at the agreed conversion price of $0.07 per share for issuance on August 16, 2024. A total of 9,655,542 shares of the Company’s restricted Common Stock were issued on August 16, 2024, to Borneo Oil Berhad, the appointed nominee of the Creditor, to settle in full the total of USD 675,888 of CSB’s account payable to the Creditor.

The Company recorded accretion of liability on promissory notes of $84,718 and $103,380 and presented as interest expense on promissory notes for the period ended March 31, 2025, and year ended June 30, 2024, respectively. Interest on promissory note at 2% were $0 and $3,366 for the three months ended March 31, 2025 and 2024, respectively. Interest on promissory note at 2% were $1,738 and $10,171 for the nine months ended March 31, 2025 and 2024, respectively.

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

The Company adopts rates ranging from 7.27% to 11.14% per annum as rates implicit in the respective lease agreements to determine the present value of the lease payments. The weighted average remaining life of the leases was 3 to 4 years ending 2028 and 2029.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	March 31, 2025	June 30, 2024

Assets
Right-of-use asset (#1)	$720,000	$720,000
Right-of-use asset (#2)	64,910	64,910
Right-of-use asset (#3)	59,628	-
Right-of-use asset (#4)	53,824	-
Right-of-use asset (#5)	37,377	-
Total RoU assets	$935,739	$784,910
Less: Amortisation	(373,698)	(275,428)
Less: Termination	(15,517)	-
	$546,524	$509,482

Liabilities
Current:
Operating lease liabilities	$37,197	$24,881
Finance lease liabilities	-	22,323
	37,197	47,204

Finance lease liabilities – assets held for sale	$-	$603,252
Total Current Lease Liabilities	37,197	650,456

Non-current:
Operating lease liabilities	106,470	4,602
Finance lease liabilities	-	86,565
Total Non-current Lease Liabilities	106,470	91,167

Total lease liabilities	$143,667	$741,623

As of March 31, 2025, right-of-use assets were $546,524 and lease liabilities were $143,667.

As of June 30, 2024, right-of-use assets were $509,482 and lease liabilities were $741,623.

For the three months ended March 31, 2025 and 2024, the amortization charge on right-of use assets was $34,962 and $31,017, respectively.

For the nine months ended March 31, 2025 and 2024, the amortization charge on right-of-use assets was $98,270 and $92,364, respectively.

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

(#2) This leasing arrangement as stated at fair value above is for the lease of an executive vehicle with a total liability of $84,718 and for a lease term of three (3) years ending September 30, 2025. The lease arrangement includes an option to purchase the said vehicle at an agreed consideration of $57,087 (“Purchase Price”) as stated in the Lease Agreement. The Company’s lease agreements do not contain any material restrictive covenants. In January 2025, the Company terminated this lease arrangement and entered into a new lease agreement as disclosed below (#3).

(#3) This leasing arrangement as stated at fair value above is for the lease of an executive vehicle with a total liability of $59,628 and for a lease term of three (3) years ending January 15, 2028. The lease arrangement includes an option to purchase the said vehicle at an agreed consideration of $60,519 (“Purchase Price”) as stated in the Lease Agreement. The Company’s lease agreements do not contain any material restrictive covenants.

(#4) This leasing arrangement as stated at fair value above is for the lease of motor vehicle with a total liability of $53,824 and for a lease term of four (4) years ending January 30, 2029. The Company’s lease agreements do not contain any material restrictive covenants.

(#5) This leasing arrangement as stated at fair value above is for the lease of motor vehicle with a total liability of $37,377 and for a lease term of four (4) years ending February 14, 2029. The lease arrangement includes an option to purchase the said vehicle at an agreed consideration of $31,970 (“Purchase Price”) as stated in the Lease Agreement. The Company’s lease agreements do not contain any material restrictive covenants.

The accretion of lease liability for the three and nine months ending March 31, 2025, were $3,845 and $6,086, respectively, and for the three and nine months ended March 31, 2024 were $1,756 and $5,960, respectively.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the periods.

	Nine Months ended March 31,
	2025	2024

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$5,368	$35,137

Operating lease cost:
Operating lease expense (per ASC 842)	104,356	98,324

Total lease expense	$109,724	$133,461

Components of Lease Expense

The Company recognizes operating lease expense on a straight-line basis over the term of the operating leases, comprising interest expense determined using the effective interest method, and amortization of the right-of-use asset, as reported within “general and administrative” expense on the accompanying unaudited condensed consolidated statement of operations.

Finance lease expense comprises of interest expenses determined using the effective interest method.

Future Contractual Lease Payments as of March 31, 2025

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next five years and thereafter ending March 31:

Years ending March 31,	Operating and finance lease amount

2026	$52,852
2027	52,852
2028	46,995
Thereafter	24,517

Total minimum lease liabilities payment	177,216
Less: interest	(33,549)
Present value of lease liabilities	$143,667

Representing:-
Current liabilities	$37,197
Non-current liabilities	106,470
$143,667

NOTE 16 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 Common Shares and 50,000,000 Preferred shares, both with a par value of $0.001 per share. Each Common Share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no preferred shares outstanding as of March 31, 2025 and June 30, 2024.

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

On January 2, 2025, the Company issued 4,656,550 of the Company’s restricted Common Shares to Aegis Ventures Limited, being 50% of the 0.75% of the Company’s total shares outstanding pursuant to the terms of the consulting services agreement that the Company, through its wholly-owned subsidiary Verde Renewables, Inc., entered into with AUM on November 29, 2024, to engage AUM as a Capital Markets, Investor Relations and Media Relations Advisor to provide advice to the Company on its preparations for an equity raise and the planned uplisting to NASDAQ. The remaining 4,656,550 shares to be issued within three days following the Company’s listing on the NASDAQ.

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

On February 18, 2025, the Company issued a total of 3,905,555 restricted Common Shares, comprising 3,000,000 restricted Common Shares for $300,000 at $0.10 per share to one non-US shareholder, 850,000 restricted Common Shares for $85,000 at $0.10 per share to seven US shareholders and 55,555 restricted Common Shares for $5,000 at $0.09 per share to one US shareholder.

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

Not considering the commitment to cancel shares as above, there were 1,252,986,447 and 1,199,358,251 shares of Common Stock issued and outstanding as of March 31, 2025, and June 30, 2024, respectively.

Apart from the Common Stock committed to be issued as disclosed in Note 22, the Company has no stock option plan, warrants, or other dilutive securities issued as of March 31, 2025. As of June 30, 2024, 2,700,000 and 670,000 Common Stock was committed to be issued to non employees and an employee, respectively.

NOTE 17 - INCOME TAX

For the nine months ended March 31, 2025 and 2024, the local (“United States of America”) and foreign components incurred loss before income taxes as follows:

	Nine Months ended March 31,
	2025	2024

Tax jurisdiction from:
- Local (US regime)	$(3,424,317)	$(1,371,353)
- Foreign, including
British Virgin Island	237,051	(142,616)
Malaysia	(296,259)	(423,444)
Labuan, Malaysia	(2,469)	(4,158)

Loss before income taxes	$(3,485,994)	$(1,941,571)

The provision for income taxes consisted of the following:

Nine Months ended March 31,
	2025	2024

Current tax:
- Local	$-	$-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

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

The Company has provided for a full valuation allowance against the deferred tax assets of $1,827,299 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $8,701,423 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018 are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely.  However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the nine months ended March 31, 2025 and 2024, there were no operating income under US tax regime.

British Virgin Islands

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

The operation in Malaysia incurred $992,547 of cumulative net operating losses as of March 31, 2025, which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $238,211 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Nine Months ended March 31,
	2025	2024

Loss before income taxes	$(296,259)	$(423,444)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(71,102)	(101,627)
Non-deductible items	42,987	39,148
Operating losses unable to carried forward	593	998
Valuation allowance	27,522	61,481
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	March 31, 2025	June 30, 2024

Deferred tax assets:
Net operating loss carryforwards, from
US tax regime	$1,827,299	$1,297,756
Malaysia tax regime	238,211	179,647
Less: valuation allowance	(2,065,510)	(1,477,403)
Deferred tax assets, net	$-	$-

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

NOTE 18 - RELATED PARTY TRANSACTIONS

	Nine Months ended
	March 31,
	2025	2024
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#1)	$-	$4,083
Rental income:
Mr. Jack Wong (#2)	$30,000	$43,846
SB Resorts Sdn Bhd (#3)	$2,724	$-
Professional services provided by:
Warisan Khidmat Sdn Bhd (#4)	$-	$13,467
Interest expense payable to:
BOC (#3)	$1,738	$10,171
Sale of property:
Mr. Jack Wong (#2)	$857,500	$-

Related party balances (other than those disclosed in Note 13 and Note 14):
	As of
	March 31, 2025	June 30, 2024
Trade payables
Warisan Khidmat Sdn Bhd (#4)	$-	$1,484

(#1) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd., and held 13.5% of the Company’s issued and outstanding common stock as of March 31, 2025.

(#2) Mr. Jack Wong is the Chief Executive Officer of the Company effective October 1, 2022. By Waiver and Consent of Shareholders, Mr. Jack Wong was re-elected Director of the Company, effective March 30, 2024. This represents sale of the property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 (“Property”) owned by Verde Renewables Inc (“VRI”), for a current market value of $857,500. A gain on disposal of $161,156 was recognized as a result of this transaction.

(#3) SB Resorts Sdn. Bhd. and Borneo Oil Corporation Sdn Bhd (“BOC”) are wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.5% of the Company’s issued and outstanding common stock as of March 31, 2025).

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

NOTE 19 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers and major vendors

For the nine months ended March 31, 2025, there was one (1) customer whose revenue exceeded 10% of the revenue in the segment of production and distribution of renewable commodities.

	Revenue March 31, 2025		Accounts Receivable March 31, 2025
	USD	%	USD

Customer A	$125,120	97%	187,314

There were no customers which exceeded 10% of revenue for the nine months ended March 31, 2024.

For the nine months ended March 31, 2025, there was one (1) vendor whose direct cost exceeded 10% of the revenue in the segment of production and distribution of renewable commodities.

	Direct Costs March 31, 2025		Accounts Payable March 31, 2025
	USD	%	USD

Vendor A	$8,800	18%	8,800

There were no vendors which exceeded 10% of direct costs for the nine months ended March 31, 2024.

(b) Economic and political risk

The Company’s major operations are conducted in U.S.A. and Malaysia. Accordingly, the political, economic, and legal environments in U.S.A. and Malaysia, as well as the general state of U.S.A. and Malaysia’s economy, as well as globally, may influence the Company’s business, financial condition, and results of operations.

Further, the escalation tensions in the Middle East, including the continuing Russian – Ukraine conflict and in other regions, may impact the global economic situation, which indirectly may impact the Company’s operations.

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

NOTE 20 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the nine months ended March 31, 2025, and 2024, $4,322 and $11,057 contributions were made accordingly.

NOTE 21 - SHARES ISSUED TO NONEMPLOYEES AND EMPLOYEES

On December 15, 2022, the Company entered into a Services Agreement with Looi Pei See (the “Looi Pei See Agreement”) to engage her as a consultant to develop the retail markets for the Company’s products and services in Malaysia and Singapore. The Company will pay Looi Pei See by the issuance of 1,140,000 shares of the Company’s restricted Common Stock, par value $ 0.001 per share on or before December 31, 2022. The shares were issued on December 31, 2022, for service period from December 15, 2022, to December 14, 2025. The fair value of 1,140,000 shares was $228,000 which was calculated based on stock price of $ 0.20 per share on December 15, 2022 (date of issuance) and is being amortized over the service period. During the period ended March 31, 2025, the Company charged $55,151 to selling, general and administrative expenses as consulting expenses.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Fosnacht Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted Common Stock, par value $0.001 per share on or before January 31, 2024. The term of the Fosnacht Agreement will remain effective until December 31, 2025, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. The fair value of 1,000,000 shares was $134,000 which was calculated based on stock price of $ 0.134 per share on January 31, 2024 (date of issuance), and is being amortized over the service period. During the period ended March 31, 2025, the Company charged $45,838 to selling, general and administrative expenses as consulting expenses.

On April 20, 2024, the Company entered into two Services Agreements (the “NIE Agreements”) with Dr. Nam Tran and Dr. Raymond Powell to engage them as National Implementation Experts for its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the NIE Agreements. Under the NIE Agreements, the Company will pay Dr. Nam Tran and Dr. Raymond Powell each by the issuance of 3,000,000 shares of the Company’s restricted Common Shares in three tranches of 1,000,000 shares each on or before July 31, 2024, October 31, 2025, and October 31, 2026, respectively. The term of the NIE Agreements will remain effective until April 30, 2027, and both parties may renew their respective agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the respective addendum to NIE Agreements dated June 29, 2024, each tranche of shares to be issued is compensation for each service period of 12 months beginning from May 1, 2024, May 1, 2025, and May 1, 2026, respectively. The fair value of the first 1,000,000 shares was $360,000 each, calculated based on stock price of $0.36 per share on July 31, 2024 (date of issuance), and is being amortized over the respective service period. During the period ended March 31, 2025, the Company charged a total of $540,494 to selling, general and administrative expenses as consulting expenses.

On June 1, 2024, the Company entered into a multi-year Services Agreement (the “Ludwig Agreement”) with Dale Ludwig to engage him as Strategic Advisor for the Company and all its subsidiaries, to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company's technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development. Pursuant to the Ludwig Agreement, the Company agreed to issue a total of 2,000,000 restricted shares of the Company’s Common Stock to Dale Ludwig over three tranches of 700,000 shares on or before August 31, 2024, 700,000 shares on or before October 31, 2025, and 600,000 shares on or before October 31, 2026. Pursuant to the addendum to the Ludwig Agreement dated June 29, 2024, each tranche of shares to be issued is compensation for each service period beginning 11 months from June 1, 2024 and 12 months from May 1, 2025, and May 1, 2026, respectively. The fair value of the first 700,000 shares was $210,000, calculated based on stock price of $0.30 per share on August 8, 2024 (date of issuance) and is being amortized over the service period. During the period ended March 31, 2025, the Company charged $172,275 to selling, general and administrative expenses as consulting expenses.

The Company agreed to issue 670,000 of the Company’s restricted Common Shares to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Bava Employment Agreement upon completing each full year of service. The term of the Bava Employment Agreement will remain effective until September 30, 2027. On August 30, 2024, the Company issued 670,000 of the Company’s restricted Common Shares to Eric Bava as part of the compensation package in the Bava Employment Agreement. The fair value of 670,000 shares was $181,235 which was calculated based on stock price of $0.2705 per share on August 30, 2024 (date of issuance), and is being amortized over the service period from October 1, 2023, to September 30, 2024. During the period ended March 31, 2025, the Company charged $45,556 to selling, general and administrative expenses as salary expenses.

On July 31, 2024, Verde Renewables, Inc, a wholly owned subsidiary of the Company, entered into Service Agreement with Jeremy P. Concannon (Chief Growth Officer (“CGO”) of the Company effective from August 1, 2024) (the “Concannon Services Agreement”). Pursuant to the Concannon Services Agreement, the Company agreed to issue a total of 4,050,000 restricted shares of the Company’s Common Stock to Jeremy P. Concannon over three tranches of 1,350,000 shares each on or before August 31, 2024, August 31, 2025, and August 31, 2026 respectively. The term of the Concannon Service Agreement will remain effective until September 30, 2027, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the addendum to the Concannon Service Agreement dated September 27, 2024, each tranche of shares to be issued as compensation for each service period beginning 12 months from August 1, 2024, and 2025, and for 14 months from August 1, 2026, to September 30, 2027, respectively. The fair value of the first 1,350,000 shares was $365,175, calculated based on stock price of $0.2705 per share on August 30, 2024 (date of issuance), and is being amortized over the service period. During the period ended March 31, 2025, the Company charged $243,117 to selling, general and administrative expenses as salary expenses.

The Company agreed to issue 50,000 of the Company’s restricted Common Shares to Hannah Bruehl, Executive Assistant to C-Suite Executives of the Company for service period from September 3, 2024 to September 2, 2025, as part of the compensation package in the Employment Agreement signed on September 3, 2024. On January 3, 2025, the Company issued 50,000 of the Company’s restricted Common Shares to Hannah Bruehl. The fair value of 50,000 shares was $9,280 which was calculated based on stock price of $0.1856 per share on January 3, 2025 (date of issuance), and is being amortized over the service period from September 3, 2024 to September 2, 2025. During the period ended March 31, 2025, the Company charged $5,339 to selling, general and administrative expenses as salary expenses.

On November 29, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), entered into a consulting services agreement (the “AUM Agreement”) to engage AUM Media Inc (“AUM”), a company incorporated in the State of Delaware, as a Capital Markets, Investor Relations and Media Relations Advisor to provide advice to the Company on its preparations for an equity raise and the planned uplisting to NASDAQ. Pursuant to terms of the AUM Agreement, the services will be provided by AUM on an annual contract basis and the agreement will continue for 12 months, starting January 1, 2025 to December 31, 2025, unless it is terminated in accordance with the termination terms under the AUM Agreement. VRI agreed to pay a fixed monthly discounted fee of $6,000 per month, payable in advance on the first day of each month. In addition, the Company shall issue shares equivalent to 9,313,100 shares of the Company’s restricted Common Stock to AUM or any affiliate to be designated by AUM, which represents 0.75% of the Company’s total shares outstanding as of November 29, 2024. The share issuance will occur as follows: 4,656,550 shares of the Company’s restricted Common Stock, being 50% of the 0.75% of the Company’s total shares outstanding, to be issued upon the signing of the Agreement, with the remaining 4,656,550 shares to be issued within three days following the Company's listing on the NASDAQ. Subsequently on January 2, 2025, the Company issued 4,656,550 of the Company’s restricted Common Shares to Aegis Ventures Limited as designated by AUM. The fair value of first 4,656,550 shares was $745,048 calculated based on stock price of $0.16 per share on November 29, 2024 (grant date) and this non-cash stock-based compensation is recorded as deferred compensation under equity section and amortized over the service period of 12 months commencing January 2025. During the period ended March 31, 2025, the Company charged $183,710 to selling, general and administrative expenses as consulting expenses.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Future commitments with regards to repayment of lease liabilities are disclosed in Note 15.

Apart from the above, as of March 31, 2025, the Company had the following capital commitment:

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

c) quarterly committed payments, to be paid in advance of $50,000 in March 2025, and $62,500 from June 2025 to September 2026 to support a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” pursuant to an agreement entered with The National Center for Asphalt Technology at Auburn University (“NCAT”) on June 27, 2024.

d) commitment to issue restricted Common Shares, comprising of 100,000 restricted Common Shares for $10,000 at $0.10 per share to one non-US shareholder and 83,333 restricted Common Shares for $15,000 at $0.18 per share to one US shareholder.

e) commitment to issue 4,656,550 restricted Common Shares to Aegis Ventures Limited pursuant to the terms of the consulting services agreement that the Company through its wholly-owned subsidiary Verde Renewables, Inc. entered into with AUM on November 29, 2024, within three days following the Company’s listing on the NASDAQ.

As of March 31, 2025, the Company has no material contingencies.

NOTE 23 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025, up through the date the Company issued the audited unaudited condensed consolidated financial statements.

On April 22, 2025, the Company cancelled 150,000 restricted Common Shares that were previously issued to one US shareholder.

On May 1, 2025, Balakrishnan B S Muthu stepped down from his positions as Chairman of the Board, Director, Chief Financial Officer (“CFO”), Treasurer, General Manager and member of the Management Committee of the Company. By resolution of the Board, Karl Strahl was appointed Director of the Company to replace Balakrishnan B S Muthu effective May 1, 2025. The Board also appointed Sherina Chui as Chief Financial Officer to replace Balakrishnan B S Muthu effective May 1, 2025.

Effective May 1, 2025, Duka Donaghy resigned from her position as Director of Finance of the Company.

Effective May 1, 2025, by resolution of the Board, Karl Strahl and Sherina Chui were appointed as members of the Management Committee (the “Committee”) to replace the positions formerly held by Balakrishan B S Muthu, Duka Donaghy and Tay Hong Choon. The Committee now consists of three (3) members: Jack Wong, Karl Strahl and Sherina Chui.

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

The Company is a leader in net zero road construction and building materials, driving innovations that enhance sustainability and advance environmental stewardship. By integrating biochar, a highly effective carbon sequester and performance enhancer, the Company facilitates the industry’s seamless transition to zero emissions. This approach reduces greenhouse gas (“GHG”) emissions, optimizes the use of native soils and recycled materials, speeds installation, and improves efficiency while cutting costs. Since 2021, the Company’s BioFraction™ facility in Borneo has been converting palm waste into biochar and other sustainable byproducts. Operations in Borneo, Malaysia, experienced a temporary slowdown since June 2023 due to the strategic focus on a test track partnership between the Company’s US-based subsidiary, Verde Renewables Inc., and the National Center for Asphalt Technology (NCAT). This partnership is rigorously testing the Company’s innovative Biochar-Asphalt technology, which is intended to provide superior performance, environmental sustainability, and the generation of Carbon Removal and Avoidance Credits.

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

In April 2025, Verde achieved what it believes to be an industry first with the issuance and sale of Puro.earth-certified Biochar Carbon Removal Credits from the December NCAT demonstration. We believe these represent the world’s first carbon removal credits generated through asphalt applications and have already been pre-purchased by one of the largest global financial institutions focused on Carbon Dioxide Removals (CDRs). Verde announced this milestone in a press release on April 10, 2025.

On August 8, 2024, one of the world’s largest building materials companies selected Verde Resources to scale its Biochar-Asphalt technology for commercialization. Following successful validation at NCAT, the Company is confident in completing its upcoming pilot project, which is expected to lead to a strategic licensing partnership. Through this collaboration—and with the support of other key partners—Verde’s Biochar-Asphalt is positioned for commercialization across the U.S., unlocking substantial growth potential and supporting credible future revenue projections.

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

On October 22, 2024, the Company entered into a service agreement with GECA Environment (“GECA”) to provide the Company with strategic support for carbon credit monetization. GECA is an internationally recognized firm, expert in carbon valorization and sequestration. GECA’s unmatched expertise and broad service offerings make it an invaluable partner for businesses and organizations seeking holistic waste valorization solutions. Committed to the global fight against climate change, GECA operates in over 15 countries with a diverse international team. With a proven track record in project development and successful brokerage of biochar-based carbon credits to renowned clients, GECA consistently delivers impactful, high-quality solutions for carbon removal. Under this service agreement, GECA will provide the Company with comprehensive strategic support focused on monetizing carbon attributes, specifically through biochar and carbon removal credits. This partnership aims to maximize the value of the Company’s carbon removal initiatives via its Biochar-Asphalt and other Net Zero construction products while ensuring compliance with carbon market standards. The structure of the strategic advisory, for a duration of six (6) months, is a monthly retainer with a maximum number of hours allocated. The retainer starts at USD $5,000 per month. GECA will advise the Company of the expected time to conduct any requested task prior to starting. If a task requires it to go beyond the allotted hours, and which are approved by the Company, hourly rates for the executed work as defined in the service agreement will be added accordingly.

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

Verde Resources has engaged AUM, a trusted investor relations firm, to help guide the process and strategically position the Company for long-term success in the capital markets.

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

On September 12, 2023, Jack Wong stepped down from his position as President of the Company, but remains as Chief Executive Officer of the Company.

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

On January 23, 2024, by resolution of the Board of the Company, approved an amendment to the Bylaws of the Company (the “Amendment”). The Amendment, which was adopted effective January 23, 2024, increases the number of Directors from three (3) to seven (7).

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

On June 1, 2024, the Company entered into a multi-year Services Agreement (the “Ludwig Agreement”) with Dale Ludwig to engage him as Strategic Advisor for the Company and all its subsidiaries, to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company’s technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development. Pursuant to the Ludwig Agreement, the Company agreed to issue a total of 2,000,000 restricted shares of the Company’s Common Stock to Dale Ludwig over three tranches of 700,000 shares on or before August 31, 2024, 700,000 shares on or before October 31, 2025, and 600,000 shares on or before October 31, 2026. Pursuant to the addendum to Ludwig Agreement dated June 29, 2024, each tranche of shares to be issued is compensation for each service period beginning 11 months from June 1, 2024, and 12 months from May 1, 2025, and May 1, 2026, respectively.

Subsequently on August 8, 2024, the Company issued 700,000 of the Company’s restricted Common Shares to Dale Ludwig as part of the compensation package in the Ludwig Agreement.

On June 27, 2024, the Company entered into an agreement with The National Center for Asphalt Technology at Auburn University ("NCAT") to undertake a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” (the “Project”). The Project, led by Dr. Nam Tran, Associate Director and Research Professor at NCAT, will involve comprehensive performance testing on the NCAT Test Track in Opelika, Alabama. This facility, sponsored by various state Departments of Transportation (DOTs) and in partnership with the Minnesota Road Research Facility (MnROAD), is dedicated to advancing sustainable pavement technologies. The NCAT Test Track will be constructed in the summer of 2024 to evaluate cutting-edge technologies co-developed by the Company and Zym-Tec. These innovations utilize enzymes to treat expansive soils and stabilize marginal base materials, potentially reducing or eliminating the need for carbon-intensive materials such as hydrated lime and Portland cement. Additionally, integrating biochar from biomass pyrolysis into enzyme-treated pavement materials is expected to improve performance, substantially reduce greenhouse gas (GHG) emissions, and sequester carbon dioxide. This pioneering approach is projected to generate Carbon Removal Credits upon completion of the test track installation, proving the viability of this next-generation blueprint for net-zero road construction. The Company is confident in its Verde-ZymTec technology and aspires to attain the highest level of certification from NCAT. Success in this Project is expected to drive widespread adoption of a net-zero road construction blueprint by DOTs across the United States and the federal DOT. Additionally, the substantial Carbon Removal Credits generated will create a significant and separate revenue stream for the Company. The Project commenced on June 24, 2024, and is expected to conclude on September 30, 2027, with the first draft of the final report expected in Spring 2027. The Company has committed $750,000 to support the Project, with an initial payment of $100,000 upon execution of the NCAT agreement, followed by quarterly payments of $50,000 from September 2024 to March 2025, and $62,500 from June 2025 to September 2026.

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

On October 18, 2024, the Company entered into a binding Term Sheet with C-Twelve Pty Ltd (“C-Twelve”), a corporation incorporated in Western Australia, granting the Company (i) an exclusive license to utilize its proprietary binder and biochar asphalt mixed designs (the “Licensed Technology”) for the production and commercialization of asphalt surfacing-related products (the “End Products”) within the United States of America and (ii) the first right of refusal to extend the exclusive licensing of the Licensed Technology to other countries and territories subject to terms and conditions to be mutually agreed upon. The Company shall commit to producing a minimum quantity of End Products each year, as defined in the definitive agreement (the “Minimum Production Amount”). The specific Minimum Production Amount will be stipulated in an appendix or exhibit to the final licensing agreement. The Company shall pay C-Twelve royalties based on the Minimum Production Amount, at a rate mutually agreed upon by both parties and specified in the definitive agreement. Should the Company fail to meet the Minimum Production Amount in any given year, it shall remain obligated to pay royalties based on the agreed upon minimum production levels. In the event that production exceeds the Minimum Production Amount, additional royalties shall be payable for the excess production, calculated at the same royalty rate or as otherwise mutually agreed in the definitive agreement. Both parties will mutually agree on a Carbon Credit percentage allowance for C-Twelve. C-Twelve shall grant the Company the right to file, prosecute, and maintain United States patent applications incorporating C-Twelve’s Intellectual Property (IP), subject to C-Twelve’s final review and approval before submission. All such patents will be filed and maintained under the Verde brand name. The Company shall reserve the right to market and sell End Products under its own brand names, with C-Twelve being referenced, as well as C-Twelve having the right to market the Company’s activities under the definitive agreement. C-Twelve shall also collaborate with the Company on a joint installation of its proprietary technology that will take place on the Company’s designated cross-section at the National Center for Asphalt Technology (NCAT) Test Track in Opelika, Alabama, with a target completion between December 16–20, 2024. The Term Sheet shall commence on October 18, 2024, and shall remain in effect until February 28, 2025, unless terminated earlier in accordance with the agreed provisions, including the execution of a definitive agreement by both parties on or before February 28, 2025. As part of this definitive agreement, both companies conducted a proof-of-concept demonstration at NCAT, before finalizing the definitive agreement. The demonstration, successfully completed on December 20, 2024, achieved approximately eight (8) tons of carbon sequestration. NCAT has since released its preliminary findings on the technology's performance, and both parties continue to monitor the ongoing results closely. The legal representatives of both companies are currently finalizing the definitive agreement, which will formalize their respective commitments and activities. The Company and C-Twelve remain dedicated to executing the agreement upon receiving final approvals from their legal teams and boards of directors. The term sheet, originally set to expire on February 28, 2025, has been extended until May 31, 2025. Upon the execution of the definitive agreement, the Company shall pay a sign-on fee of USD $300,000 and issue 1,500,000 restricted shares of the Company’s Common Stock to C-Twelve.

On October 22, 2024, the Company entered into a service agreement with GECA Environment (“GECA”) to provide the Company with strategic support for carbon credit monetization. GECA is an internationally recognized firm, expert in carbon valorization and sequestration. GECA’s unmatched expertise and broad service offerings make it an invaluable partner for businesses and organizations seeking holistic waste valorization solutions. Committed to the global fight against climate change, GECA operates in over 15 countries with a diverse international team. With a proven track record in project development and successful brokerage of biochar-based carbon credits to renowned clients, GECA consistently delivers impactful, high-quality solutions for carbon removal. Under this service agreement, GECA will provide the Company with comprehensive strategic support focused on monetizing carbon attributes, specifically through biochar and carbon removal credits. This partnership aims to maximize the value of the Company’s carbon removal initiatives via its Biochar-Asphalt and other net zero construction products while ensuring compliance with carbon market standards. The structure of the strategic advisory, for a duration of six (6) months, is a monthly retainer with a maximum number of hours allocated. The retainer starts at USD $5,000 per month. GECA will advise the Company of the expected time to conduct any requested task prior to starting. If a task requires it to go beyond the allotted hours, and which are approved by the Company, hourly rates for the executed work as defined in the service agreement will be added accordingly.

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

On December 9, 2024, the Board of the Company approved a special bonus of $1.25 million to CEO Jack Wong in recognition of his leadership, strategic vision and outstanding contributions in transforming the Company into a pioneer in the Net Zero building materials and carbon removal industry. The Board has authorized the immediate sale of the executive property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 (“Property”) owned by Verde Renewables Inc (“VRI”), for a current fair market value of $857,500, to CEO Jack Wong. The Board also approved the option for this amount to be repaid through monthly installments deducted from the bonus over 26 pay cycles starting from January 2025. This transaction shall be structured as a sale and purchase agreement between the Company and CEO Jack Wong, with no cash exchange involved. The remaining balance of the bonus shall be allocated to cover any taxes associated with the bonus on behalf of CEO Jack Wong. Subsequently, on December 10, 2024, CEO Jack Wong entered into a Sale and Purchase Agreement (“Agreement”) with VRI to purchase the Property at the price of $857,500 with payment in equal installments over 26 pay cycles. Pursuant to the Agreement, VRI shall immediately transfer ownership of the Property to CEO Jack Wong by Warranty Deed, free of encumbrances except as specified in the Agreement. The transfer of title was completed on December 19, 2024.

Effective December 26, 2024, Chen Ching voluntarily resigned from his position as Director of the Company. By resolution of the Board, Eric Bava, Chief Operating Officer of the Company, was appointed Director of the Company to replace Chen Ching effective December 26, 2024.

Effective February 16, 2025, Steven Sorhus tendered his resignation as Financial Controller and member of the Management Committee of the Company. The Board has appointed Duka Donaghy as Director of Finance, replacing Steven Sorhus in his former role as Financial Controller and as a member of the Management Committee effective February 16, 2025.

Effective May 1, 2025, Duka Donaghy resigned from her position as Director of Finance of the Company and as a member of the Management Committee.

Effective May 1, 2025, by resolution of the Board, Karl Strahl and Sherina Chui were appointed as members of the Management Committee (the “Committee”) to replace the positions formerly held by Balakrishan B S Muthu, Duka Donaghy and Tay Hong Choon. The Committee now consists of three (3) members: Jack Wong, Karl Strahl and Sherina Chui.

Stage of Operation

The Company has transitioned into the green technology sector through its acquisition of Bio Resources Ltd (“BRL”), the registered or beneficial proprietor of the intellectual property associated with the “Catalytic Biofraction Process.” This advanced second-generation pyrolysis technology employs a proprietary catalyst to depolymerize palm biomass waste, such as empty fruit bunches and palm kernel shells, at temperatures ranging from 350°C to 500°C. The process produces commercially valuable bio-products, including bio-oil, wood vinegar (pyroligneous acid), biochar, and bio-syngas, utilizing non-food feedstock.

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

On August 7, 2023, the Company announced a partnership with Green Carbon Industries (“GCI”), granting exclusive access to GCI’s intellectual property. This collaboration focused on biochar asphalt showcase projects within the United States, building upon GCI’s successes in APAC, the Middle East, and Africa. On May 15, 2024, the Company and GCI mutually agreed to terminate this collaboration.

2.	Carbon Removal Credit Supplier Registration (April 2023):

In April 2023, the Company entered into a platform agreement with Puro.earth, the leading crediting platform for durable carbon removal. This partnership enhances the Company’s role in the Accelerate program and establishes it as a Carbon Removal Credit supplier.

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

Innovative Asphalt Production: On December 19, 2024 Verde-C-Twelve seamlessly retrofitted an existing Hot Mixed Asphalt (HMA) plant in Opelika, Alabama, to produce a cold-based Biochar-Asphalt—by shutting off the burners, even in winter conditions. This unprecedented process significantly reduces greenhouse gas (GHG) emissions and energy consumption, with precise impact data currently under quantification.

Revolutionary Installation Performance: On December 20, 2024 the Biochar-Asphalt was installed under winter conditions without the use of heat or solvents, only water. This resulted in a 50% increase in installation efficiency, complete elimination of odors for frontline workers, and seamless application. The cross-section was immediately opened for heavy traffic, a remarkable feat in asphalt innovation.

Carbon Sequestration & Credit Generation: The demonstration successfully sequestered approximately 8 tons of carbon, and the resulting 8 tons of Carbon Removal Credits have been certified and issued by Puro. earth, the world's leading crediting platform for engineered carbon removal, and have already been pre-purchased by one of the world's largest financial institutions focused on Carbon Dioxide Removals (CDRs). This initiative is managed by GECA, Verde’s carbon project developer.

The Verde Net Zero Blueprint is a pioneering approach that integrates low-carbon technologies with a carbon credit generation model, not only representing a sustainability breakthrough but also reinforcing the company's commitment to revolutionizing the building materials industry with practical, scalable, and economically viable net zero solutions

The Company Sets Industry First with Puro.earth Carbon Credits from Asphalt (April 2025):

13.

In April 2025, Verde achieved what it believes is an industry first with the issuance and sale of Puro.earth-certified Biochar Carbon Removal Credits from the December NCAT demonstration. We believe these represent the world’s first carbon removal credits generated through asphalt applications and have already been pre-purchased by one of the largest global financial institutions focused on Carbon Dioxide Removals (CDRs). Verde announced this milestone in a press release on April 11th 2025.

By strategically advancing these initiatives, the Company is poised to commercialize and license these sustainable infrastructure solutions, generating new revenue streams through Carbon Removal Credits, and deliver lasting environmental and economic benefits.

Results of Operations

For the three months ended March 31, 2025 and 2024

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended March 31, 2024 and 2023:

	March 31, 2025	March 31, 2024	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$697	$79	782.3%
Cost of revenue	$(155)	$(264)	(41.3)%
Gross profit (loss)	$542	$(185)	(393.0)%
Selling, general and administrative expenses	$(1,170,355)	$(754,623)	55.1%
Other operating expenses	$(46,457)	$-
Interest expense	$(1,343)	$(45,180)	(97)%
Other income (expense), net	$71,233	$(65,784)	(208.3)%
NET LOSS	$(1,146,380)	(865,772)	32.4%

The average rate of MYR : USD for three months ended March 31, 2025 and March 31, 2024 was 0.2247 and 0.2110 respectively.

Revenue

The revenue was mainly derived from sales of Biochar and Palm Natural Enzyme. We have generated $697 and $79 revenues for the three months period ended March 31, 2025, and 2024, respectively.

Cost of revenue

Cost of revenue decreased from $264 to $155 during the three months period ended March 31, 2025,  and related to the nominal amount of revenue earned during the periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee and travelling expenses. We have incurred $1,170,355 and $754,623 in selling, general and administrative expenses through March 31, 2025, and March 31, 2024, respectively. Selling, general and administrative expenses increased by 55.1%, or $415,732, primarily due to increase of consultancy fee (share-based compensation to non employees of $417,158) as the new agreements were entered into in the last 2 months of the previous financial year, as well as share based compensation to employee of $92,331. These were partially offset by the re-categorization of expenditure related to the maintenance of the plant in the production and distribution of renewable commodities, which had ceased operations in the financial year 2023, under other operating expenses for the three months ended March 31, 2025.

Other Operating expense

Other operating expenses comprised of expenditure related to the maintenance of the plant in the production and distribution of renewable commodities which have been categorized under other operating expenses whereas in the comparative period was categorized under selling, general and administrative expenses .

Interest expense

The Company recorded interest expense of $0 and $29,667 on the promissory notes for the three months ended March 31, 2025, and 2024, respectively. Lease interest expenses amounted to $0 and $11,212 for the three months ended March 31, 2025, and 2024, respectively. Bank loan interest amounted to $1,656 and $4,301 for the three months ended March 31, 2025, and 2024, respectively.

The decrease in interest expenses is mainly due to settlement of finance lease liabilities as a result of disposal of asset held for sale, disposal of property, plant and equipment and early conversion of promissory notes (“PN”) with a principal amount of $675,888 on August 16, 2024, as opposed to the original maturity date of May 12, 2025.  Accordingly, no further interest charges recorded with regards to the finance lease liabilities and PN thereafter.

Other income (expense), net

We have other income (net) of $71,233 and other expenses (net) of $65,784 and for the three months ended March 31, 2025, and 2024 respectively. Other income (net) of $71,233 for the three months ended March 31, 2025, mainly consists of gain on disposal of property, plant and equipment of $2,488, interest income from placement of deposit with bank of $20,837 and unrealized foreign exchange gain of $43,808. Other expenses (net) of $65,784 for the three months ended March 31, 2024, mainly consists of sundry income offset by reversal of unrealized foreign exchange gain of $81,864. The balance mainly represented rental income earned.

Net loss

As a result of the above factors, the Company incurred a net loss of $1,146,380 and $865,772 for the three months ended March 31, 2025 and 2024, respectively.

For the nine months ended March 31, 2025 and 2024:

The following table sets forth selected financial information from our statements of comprehensive loss for the nine months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$128,690	$7,853	1,538.7%
Cost of revenue	$(59,303)	$(7,012)	745.7%
Gross profit	$69,387	$841	8,150.5%
Selling, general and administrative expenses	$(4,369,233)	$(1,867,418)	134.0%
Other operating expenses	$(152,273)	$-
Interest expense	$(102,703)	$(130,103)	(21.1)%
Other income, net	$1,068,828	$55,109	1,839.5%
NET LOSS	$(3,485,994)	(1,941,571)	79.5%

The average rate of MYR : USD for nine months ended March 31, 2025 and March 31, 2024 was 0.2270 and 0.2138 respectively.

Revenue

The revenue was mainly derived from sale of Biochar Asphalt Premix in 2025 as the distribution of renewable commodities and compost spreading ceased during the period ended March 31 2024. We have generated $128,690 and $7,853 revenue for the period ended March 31, 2025, and 2024, respectively. With a new business line, a gross profit of $69,387 was recorded compared to a gross profit of $841 for the nine months period ended March 31, 2025, and 2024, respectively.

Cost of revenue

Cost of revenue in 2025 comprised the cost of Biochar Asphalt products sold whereas the cost for the nine months ended March 31, 2024 comprised cost of renewable commodities sold. Consequently, cost of revenue increased from $7,012 to $59,303 during the period ended March 31, 2025 arising from the increased sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee and travelling expenses. We have incurred $4,369,233 and $1,867,418 in selling, general and administrative expenses through the nine months ended March 31,2025, and March 31, 2024, respectively. Selling, general and administrative expenses increased by 134%, or $2,501,815, primarily due to special bonus of $1.25 million to CEO Jack Wong in recognition of his leadership, strategic vision and outstanding contributions in transforming the Company into a pioneer in the Net Zero building materials and carbon removal industry, increase of consultancy fee (share-based compensation to nonemployees of $997,468) as the new agreements were entered into in the last 2 months of the previous financial year, share based compensation to employee of $294,012, and offset by the re-categorization of expenditure related to the maintenance of the plant for the production and distribution of renewable commodities which in the current period have been categorized under other operating expenses..

Other Operating Expenses

Other operating expenses comprised of expenditure related to the maintenance of the plant for the production and distribution of renewable commodities which have been categorized under other operating expenses in the current period, whereas they were categorized under selling, general and administrative expenses for the nine months period ended March 31, 2024.

Interest expense

The Company recorded interest expense of $86,456 and $85,962 on the promissory notes for the nine months ended March 31, 2025, and 2024, respectively. Lease interest expenses amounted to $5,368 and $35,137 for the nine months ended March 31, 2025, and 2024, respectively. Bank loan interest amounted to $10,879 and $9,004 for the nine months ended March 31, 2025, and 2024, respectively. The decrease in interest expenses is mainly due to settlement of lease liabilities as a results of disposal of asset held for sale and property, plant and equipment which was under financing arrangements, offset with the increase in interest expense due to early conversion of promissory notes with a principal amount of $675,888 on August 16, 2024.

Other income (expense), net

We have other income of $1,068,828 and $55,109 for the period ended March 31, 2025, and 2024. Other income of $1,068,828 for the nine months ended March 31, 2025, was mainly due to gain on insurance claim of $481,513, gain from disposal of property, plant and equipment of $163,644, interest income from placement of deposit with bank of $60,293 and unrealized foreign exchange gain of $320,488. The balance mainly represented rental income earned.

Net profit (loss)

As a result of the above factors, the Company incurred a net loss of $3,485,994 and $1,941,571 for the nine months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the nine months ended March 31, 2025and 2024

Cash Flow Date	March 31, 2025	March 31, 2024

Net Cash (Used in) operating activities	$(2,585,890)	$(1,362,827)
Net Cash Provided by (Used in) investing activities	2,681,175	(16,621)
Net Cash Provided by financing activities	325,052	1,681,800
Effect of exchange rate fluctuation on cash and cash equivalents	(10,111)	64,635
Net increase in cash and cash equivalents	420,337	302,352
Cash and cash equivalents, beginning of period	279,137	200,409
Cash and cash equivalents, ending of period	$689,363	$567,396

Net Cash (Used in) Operating Activities

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of right of use assets and stock-based compensation, and the effects of changes in operating assets and liabilities. The increase in cash used in operating activities for the period ended March 31, 2025, as compared to 2024 was primarily due operational loss of $3,485,994, offset by non cash movements of $833,786 and net increase in working capital of $66,318. The noncash expenses comprised $194,347 in depreciation, $77,143 in amortization, $1,002,807 in share-based compensation to nonemployee, $288,673 in share-based compensation to employee, $84,718 in interest expenses on promissory notes, $5,368 in lease interest expense, loss on disposal of assets held for sale of $2,876, impairment of property, plant and equipment of $137,632, impairment of asset held for sale of $5,867,  and offset by unrealized foreign exchange gain of $320,488, gain from insurance claim of $481,513 and gain on disposal of property, plant and equipment of $163,644. The net increase in working capital was generated from amount due to director and receipts from sale of inventories, offset against decrease of cash inflow in current assets such as other receivables, deposits and prepayments, accounts receivables and increased outflows in current liabilities such as advances from related parties, account payables, accrued liabilities and other payables. The net cash used in operating activities was $2,585,890.

Net Cash Provided by (Used in) Investing Activities

The net cash provided by investing activities of $2,681,175 resulted from proceeds from disposal of assets held for sale of $943,300, proceeds from disposal of property, plant and equipment of $947,015, proceeds from insurance recoveries of $541,221, purchase of property, plant and equipment of $361 and withdrawal of deposit in bank of $250,000 for the period ended March 31, 2025. Meanwhile, during period ended March 31, 2024, the net cash used in investing activities resulted from purchase of property, plant and equipment of $16,621.

Net Cash Provided by Financing Activities

The net cash provided by financing activities of $325,052 resulted from proceeds from shares issued and to be issued of $1,319,000, set off partially by repayment of bank loan of $211,440, repayment on cancellation of common stock of $65,000, repayments to lease liabilities and related interests for the period ended March 31, 2025, of $712,140 and $5,368 respectively. Meanwhile, during period ended March 31, 2024, the net cash provided by financing activities of $1,681,800 resulted from proceeds from shares to be issued of $1,661,379, proceeds from bank loan of $50,000 and advances from other payables of $136,837 set off partially by repayment of bank loan of $29,560, repayments to lease liabilities and related interests for the period ended March 31, 2024, of $101,719 and $35,137 respectively.

The Company generated a net cash inflow of $410,226 for the nine months period ended March 31, 2025.  With the available cash and cash equivalents and deposits totaling $2,487,174, the Company is in a position to fulfil its obligations as they arise.

Working Capital

As of March 31, 2025 and June 30, 2024, we had cash and cash equivalent of $689,363 and $279,137, respectively. Additionally, as of March 31, 2025 and June 30, 2024, there are deposits with bank of $1,797,811 and $2,000,000 respectively. Nevertheless, as of March 31, 2025 and June 30, 2024, we have incurred accumulated operating losses of $16,966,162 and $13,480,204, respectively.

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

As of March 31, 2025, management assessed the effectiveness of our internal control over financial reporting using the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), along with applicable SEC guidance. Over the past year, Verde Resources has experienced significant growth and operational transformation, including restructuring efforts and strategic expansion initiatives. These developments prompted a thorough review of our internal control structure to ensure it evolves in step with the complexity and scale of our operations.

This evaluation highlighted opportunities to enhance our internal controls and financial oversight to support the company’s long-term vision. While certain internal controls were determined to be insufficient to fully detect or prevent all instances of non-compliance with U.S. GAAP, proactive steps are being taken to strengthen these systems. As part of this process, management engaged external consultants to support risk mitigation and to ensure we are aligned with best practices and regulatory standards.

Key areas identified for improvement included: (1) the establishment of a fully functioning audit committee; (2) the addition of independent directors to enhance board-level oversight; (3) improved segregation of duties; (4) a more balanced distribution of executive responsibilities; and (5) expansion of our financial reporting team with professionals experienced in U.S. GAAP and SEC compliance. These areas were noted during the internal control review conducted in conjunction with the preparation of the financial statements for the period ending March 31, 2025.

Looking ahead, the company is taking definitive action to address these opportunities and drive meaningful improvements. On May 1, 2025, Verde Resources appointed Sherina Chui as Chief Financial Officer. Sherina brings strong financial leadership and operational discipline, and under her guidance, the company expects to achieve greater efficiency, stronger internal controls, and enhanced compliance with financial reporting obligations.

In parallel, and also effective May 1, 2025, the company appointed Karl Strahl to its Board of Directors. Karl brings valuable governance and industry experience that will be instrumental in strengthening board oversight and supporting the company’s continued growth and accountability.

In addition to expanding our leadership, the Company is reinforcing internal communication protocols and improving the documentation of material contracts and operational decisions. These improvements are being supported by regular consultations with legal counsel to ensure full compliance with SEC disclosure requirements.

Collectively, these enhancements reflect Verde Resources’ ongoing commitment to building a strong, transparent, and resilient organization as we continue to scale and deliver long-term value to our stakeholders.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

______________

101*

* The following financial information from Verde Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2025, and June 30, 2024, (ii) Condensed Statements of Operations for the three and nine months ended March 31, 2025 and 2024, (iii) Condensed Statements of Cash Flows for the nine months ended March 31, 2025 and 2024, and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERDE RESOURCES, INC.
(Registrant)

Dated: May 16, 2025	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer
(Principal Executive Officer)

