Form 10-K
period 2025-06-30
VERDE RESOURCES, INC.
filed 2025-10-23
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [______] to [______]

Commission file number: 000-55276

VERDE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0457838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8112 Maryland Ave, Suite 400, St. Louis, MO	63105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 530-9071

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes     ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on December 31, 2024, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $142,952,618.38.

As of October 20, 2025, there were 1,269,280,891 shares of the registrant’s common stock, par value $0.001 per share (the “Common Stock”), outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATMENTS

This Annual Report on Form 10-K (the “Annual Report”), and any documents we filed as exhibits to this Annual Report, contain, or may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. All statements contained in this Annual Report and in any exhibits, other than statements of historical facts, are forward-looking statements including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, assumed market size and expected market growth. These statements involve significant known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “aim,” “estimates,” “intends,” “plans,” “potential” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	Our ability to establish and implement our business plan and begin to generate revenues, including through our licensing model strategy in conjunction with key commercial partners like Ergon;

•	Our expectations about the anticipated benefits of licensing model strategy and our relationship with Ergon;

•	the expected benefits of our proprietary road construction materials, including the cold mix biochar asphalt emulsifying agent we have licensed to Ergon for use in its products in North America;

•	our ability to effectively compete in our industry and execute on our business plan;

•	the impact of governmental laws and regulation, and our ability to comply with new regulations and compliance requirements that affect our business;

•	our ability to effectively scale our operations in the United States and other regions, either on our own or through third-party collaborators like Ergon and others;

•	our ability to adequately market our products and services, and to develop additional products and product offerings;

•	our ability to successfully expand our operations into foreign markets;

•	assumptions related to the size of the market for our products and solutions;

•	our future capital needs and our ability to raise additional capital;

•	our ability to expand our revenue streams beyond our licensing model;

•	difficulties with certain licensees or other third parties upon which we rely;

•	our ability to expand our technological capabilities;

•	our ability to attract, develop, and retain capable key personnel;

•	our ability to protect our intellectual property or manage threats posed by breaches of security; and

•	other factors detailed under the section of this Annual Report entitled “Risk Factors.”

3

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report or, in the case of documents incorporated by reference, the date of those documents. Actual results or events could differ materially and adversely from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. These forward-looking statements involve risks and uncertainties that are subject to change based on various factors (many of which are beyond our control). We have included important factors in the cautionary statements included in this Annual Report that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report and the exhibits hereto with the understanding that our actual future results may be materially different from what we expect. All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Unless the context requires otherwise, references in this Annual Report to “we,” “us,” “our,” the “Company,” “Verde,” or similar terminology refer to Verde Resources, Inc.

ITEM 1. Business.

Overview

We are a road construction and building materials company offering proprietary, environmentally sustainable materials and seeking to redefine our industry with a clear mission: enabling the “Transition to Zero.”  Our proprietary product BioAsphalt™ incorporates biochar, a powerful carbon sequestering material, into infrastructure with the goal of reducing emissions, improving performance, and lowering overall costs. We also offer a licensed proprietary cold mix biochar asphalt emulsifying agent, which we call “Verde V24”.  Further, we expect to generate revenues from the generation by our products, and our subsequent sale, of carbon removal credits. We believe our proprietary products, know-how and business plan place us at the forefront of sustainable innovation in the construction and building materials sector, an industry we believe is long overdue for transformation.

Our strategic roadmap for achieving net-zero emissions—what we call the Verde Net Zero Blueprint—has achieved the following significant milestones:

•

The issuance to our company in April 2025 of the world’s first carbon removal credit from asphalt production and application, certified by Puro.earth, the leading global registry for engineered carbon removal.

•

Technological validation of our BioAsphalt™ by the National Center for Asphalt Technology (NCAT), including receipt of preliminary performance results from NCAT in July 2025 that demonstrated consistent durability, particularly under low-volume roadway conditions. Most recently, in September 2025, NCAT’s latest evaluation of our cold recycling mix using 100% reclaimed asphalt pavement (“RAP”) from laboratory testing demonstrated that our cold-recycled mix not only meets but exceeds industry specifications for cold-recycled asphalt. These results showed superior cohesion, high tensile strength ratio (“TSR”), and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

Our Verde Net Zero Blueprint is comprised of our portfolio of validated technologies that enable the production of sustainable infrastructure materials with the integrated ability to generate certified carbon removal credits. This positions carbon sequestration not just as an environmental co-benefit, but as a monetizable feature embedded in our business plan.

4

As the rise of artificial intelligence accelerates data center energy consumption, which is now projected to account for a growing share of global electricity use, enterprises worldwide are facing increasing pressure to offset their carbon footprints. This is driving up demand for high-integrity, verifiable carbon credits.

Our model presents a novel combination of infrastructure performance with measurable climate impact, establishing us as a first mover in scalable Net Zero solutions, which we believe positions us well to meet the demands of a rapidly decarbonizing, carbon-constrained economy.

With key third-party validations from groups such as NCAT and Puro.earth in place, we are now focused on commercializing our solutions in the United States, our most strategic market. To this end, we recently entered into an exclusive licensing agreement with Ergon Asphalt & Emulsions, Inc. (“Ergon”), an industry leader in asphalt innovation and supply and one of the largest liquid asphalt and emulsion marketers in North America, for the production of asphalt surface course material containing our proprietary solution across North America. As our domestic operations scale through Ergon, we plan to license the Verde Net Zero Blueprint globally, targeting infrastructure and materials companies in countries aligned with the Paris Climate Agreement and pursuing Net Zero by 2050.

To fully focus on this transition, we have exited all of our company’s legacy business lines unrelated to sustainable infrastructure technologies, including:

•	The sale of our Malaysian mining subsidiary Champmark Sdn Bhd (“CSB”), which was completed on April 20, 2023; and

•	The discontinuation of our CBD business following the expiration of our supply agreement with MRX Xtractors, LLC on July 6, 2024.

We plan to expand operations and generate and grow revenue over the next twelve (12) months primarily through marketing and selling our proprietary road technologies through Ergon exclusively in North America, with an initial focus on the United States. Production planning of our materials has already commenced, with distribution anticipated to occur through the Ergon’s established sales channels, reaching asphalt mixing plants across the United States, Canada and Mexico for blending and placement. Embedding our technology into Ergon’s nationwide business footprint would enable immediate scalability and near-term revenue generation.

We believe our asset light business model enables scalable growth while minimizing capital intensity, creating recurring revenue streams through licensing, sales, royalties, carbon monetization, and strategic partnerships. We operate through our primary U.S. subsidiary, Verde Renewables, Inc., headquartered in St. Louis, Missouri.

Our Services and Products

Our business model includes two core proprietary technologies that form the foundation of our carbon-integrated road system:

Cold Mix Biochar Asphalt. We currently maintain proprietary rights to the key technology we use, Verde V24, which is used in our cold mix biochar asphalt mix design. Our cold mix asphalt is a surface course engineered with biochar, a stable form of carbon derived from organic waste, and formulated with a proprietary emulsifying agent, Verde V24, that enables the creation of a specialized emulsion, facilitating a strong bond between the carbon and aggregate. Unlike traditional hot mix asphalt, which requires high temperatures and generates significant greenhouse gas emissions during production and application, our solution is applied at ambient temperature and activated with water, eliminating the need for heat or solvents. It is durable, cost-effective, and suitable for year-round use, including in cold-weather climates.

The material has been independently validated, including through trials at the NCAT, confirming its performance under real-world conditions. In July 2025, we received encouraging preliminary performance results from NCAT. After approximately 50,000 equivalent single-axle loads of heavy truck traffic, the asphalt surface remained flexible and demonstrated consistent durability, particularly under low-volume roadway conditions. Importantly, it is the first carbon-sequestering asphalt surface course to maintain competitive strength and flexibility for road applications and to enable the issuance of verified carbon removal credits, positioning it as a breakthrough in both sustainable infrastructure and climate mitigation.

In September 2025, NCAT’s latest evaluation of Verde’s cold recycling mix using 100% reclaimed asphalt pavement (“RAP”) further validated the testing results of our proprietary formulation. Laboratory testing conducted in accordance with ASTM D6927 (Marshall Stability and Flow), ASTM D6931 (Indirect Tensile Strength), and AASHTO T283 (Moisture Susceptibility) demonstrated that Verde’s cold-recycled mix not only meets but exceeds industry specifications for cold-recycled asphalt. Results showed superior cohesion, high tensile strength ratio (“TSR”), and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

Together, we believe these findings reinforce the scalability and commercial readiness of our cold mix biochar asphalt as a next-generation, carbon-sequestering pavement solution, offering a credible and practical alternative to conventional road construction materials and application methods.

TerraZyme Enzyme-Based Soil Stabilization. TerraZyme is a proprietary enzyme-based catalyst engineered to improve the strength, durability, and moisture resistance of native soils, serving as a sustainable alternative for road base preparation, subgrade stabilization, and erosion control. The enzyme works by catalyzing a natural reaction in clay-bearing soils, breaking down organic material and rearranging soil particles into a more tightly bonded structure. This reaction reduces permeability, minimizes swelling, and significantly enhances load-bearing capacity without the need for imported aggregates or traditional binders.

Conventional stabilization methods typically rely on cement, lime, or other chemical additives, which are not only costly and labor-intensive but also carbon-intensive in both production and application. By contrast, TerraZyme is a low-emission, cost-effective, and rapidly deployable solution that requires less equipment and labor while delivering superior long-term performance and carbon reduction. Its liquid form allows for easy on-site mixing with water and application using standard equipment, followed by compaction.

TerraZyme is also well-suited for rural or remote areas, resource-constrained regions, or developing markets where access to aggregates is limited or prohibitively expensive. It is a key component of our broader mission to deliver climate-smart infrastructure solutions worldwide.

We currently have access to the TerraZyme enzume through a Memorandum of Understanding (the “NPI MOU”) with Nature Plus Inc. (“NPI) which is effective until December 2026. We are currently in negotiations with NPI for a definitive agreement that would contain an exclusive worldwide license for TerraZyme.

Anticipated Plans and Expenditures

●

October 2025 – March 2026: Following the October 2025 execution of our definitive licensing agreement with Ergon for North America, we are moving forward with initial marketing, technology transfer, and initial production ramp-up.

●

April 2026 – September 2026: As described further below, our initial “go to market” period with Ergon lasts until the end of 2026. During this time, we will look to establish nationwide distribution and deployment across multiple asphalt plants, with early sales-based revenues expected.

●	October 2026 – December 2026: Initiation of discussions regarding minimum quantities with Ergon for 2027.

●

Expenditures: Minimal business-related capital outlays are anticipated for our company over the next twelve months, as Ergon’s existing infrastructure will support production and distribution. Costs will primarily involve purchases of Verde V24 from our Verde V24 licensor, C-Twelve Pty Ltd., an Australian company (“C-Twelve”), biochar procurement, technology integration, compliance, and monitoring. However, we will also be required to fund $3 million to C-Twelve by the end of July 2026 as a loan ($2 million) and as a license fee ($1 million) under our Joint Development Agreement with C-Twelve, as described under “Intellectual Property” below.

Ergon License

On October 10, 2025, Verde Renewables, Inc. (“Verde Renewables”), our wholly owned subsidiary, entered into a license agreement with Ergon (the “Ergon License”), pursuant to which we have granted Ergon an exclusive, non-transferable license to use, manufacture, commercialize, market, sell and distribute any product that contains or is manufactured or formed by Ergon using our proprietary Verde V24 cold mix biochar asphalt emulsifying agent in the United States (including its territories), Canada and Mexico, in exchange for Ergon agreeing to purchase Verde V24 from us at a fixed price (which is inclusive of all fees associated with the license, but subject to consumer price index adjustments) for use in Ergon’s asphalt road materials products.

Ergon, the largest asphalt marketer in North America, is a subsidiary of Ergon, Inc., a diversified global organization engaged in multiple industries. The privately held Ergon is an industry pioneer in asphalt innovation and supply, employing more than 4,000 people and serving customers and partners in over 90 countries worldwide.

We have agreed with Ergon to an initial fifteen (15) month “go-to-market period”, during which there will be no minimum purchase requirements for Ergon’s purchases of Verde V24. For each calendar year beginning January 1, 2027, Ergon has agreed to negotiate with us in good faith towards the establishment of possible minimum purchase amounts based on certain customary factors. We have also agreed with Ergon that if minimum purchase amounts are agreed to for any given calendar year, we and Ergon will agree in good faith to new minimum purchase amounts for each subsequent year, subject to consideration of customary factors.

We have also agreed to provide Ergon with forty percent (40%) of our share of the carbon removal credits generated from the mixing of the final carbon sequestering BioAsphalt™ surface material, so long as (a) the carbon removal credits are generated from bulk mixing or packaged mixed product, and (b) the mixing of the final BioAsphalt™ surface material includes biochar purchased from us. The Ergon License additionally grants Ergon the right to use our trademarks and access to ongoing technical services to facilitate the monitoring, reporting, and verification process of each ton of carbon dioxide sequestered.

The term of the Ergon License is ten (10) years, with an automatic renewal for additional ten (10) year periods, subject to a minimum of six (6) months’ notice of cancellation prior to renewal. The Ergon License may be terminated in the event of non-payment of amounts due, initiation of bankruptcy proceedings, or under other customary terms. Additionally, Ergon may terminate the Ergon License upon sixty (60) days’ prior written notice in the event that our Chief Executive Officer, Jack Wong, or our Chief Operating Officer, Eric Bava, are removed from their respective positions with the Company for reasons other than termination for cause or voluntary resignation. The Ergon License additionally contains provisions regarding confidentiality, indemnification, and representations and warranties of the parties that are customary for such an agreement.

The foregoing description of the Ergon License is not complete and is qualified in its entirety by reference to the full text of the Ergon License, a copy of which is filed as Exhibit 10.1 to this Annual report.

BioFraction and Expansion Plans

With the execution of our agreement with Ergon, our business model has been established and we now operate with a singular focus on sustainable infrastructure technologies. Once we scale our North American operations, we intend to turn our focus to Malaysia, where we have had our BioFraction facility in Borneo since 2021. This facility is set to become fully operational once production and expansion in Malaysia is ready to begin. BioFraction refers to the biological fractionalization of waste through pyrolysis, a thermal decomposition process in an oxygen-free environment that converts organic waste into valuable outputs including biochar, biofuel, bio-syngas, and wood vinegar. At this BioFraction facility, we plan to convert palm oil waste into biochar and other renewable byproducts. The BioFraction facility was strategically set to dormant status in recent years in order to prioritize our U.S.-based proof of concept test track in partnership with NCAT, though we have continued regular maintenance and test production runs to preserve its operational capability. With that milestone now complete and with the Ergon License secured, we are now focused on scaling our North American operations. Once we turn our focus to Southeast Asia, we intend to restart and increase the operation of our BioFraction facility.

We plan to target major Malaysian highway operators who are interested Net Zero solutions. We intend to require any potential licensing of our solutions in Malaysia to also require exclusive sourcing of biochar from our subsidiary, Verde Resources (Malaysia) Sdn Bhd, which operates our BioFraction facility. This will help draw down existing inventory and ramp up production. We also plan to explore the licensing of our BioFraction intellectual property and know-how to qualified palm oil waste processors in Malaysia to produce designer grade biochar compatible with our biochar asphalt mixed designs, potentially generating additional revenue through carbon credit royalties, product resale margins, and licensing fees.

Our Industry and Market Opportunity

We operate at the convergence of two rapidly evolving sectors: sustainable building materials (which accounts for approximately 37% of annual global emissions according to an article entitled “The Building Sector is Key to the Fight Against Climate Change”, by Gim Huay Neo and Yvonne Zhou, dated June 25, 2024, and published by Caixin Global), with a particular focus on road construction technologies, and the carbon removal industry, where our innovations enable both the reduction and removal of atmospheric carbon emissions.  One of our principal missions is to bridge these sectors by delivering high-performance, low-carbon infrastructure solutions that drive both environmental impact and economic value, creating a scalable pathway for the infrastructure sector to actively contribute to global sustainability goals.

Building Materials Industry

The global road construction market was valued at $572.9 billion in 2023, according to Market Research Future’s Road Maintenance Market Report (January 2025). In 2024, the North American market reached $188.0 billion, as reported by IBISWorld. Astute Analytica projects continued growth through 2032, driven by rising infrastructure investment, increased public funding, and the growing shift toward sustainable construction materials.

Governments around the world are increasing infrastructure spending to promote road modernization, enhance durability, and reduce emissions. In the United States, Canada, and the European Union, various initiatives are advancing low-carbon construction practices and encouraging the use of more sustainable materials in road projects.

As the industry accelerates the adoption of cost-effective, low-emission alternatives to traditional asphalt, we believe Verde is well positioned to contribute to and benefit from this global transition.

Global Carbon Market and Carbon Credits

We define the “global carbon market” as the global market for carbon offsetting or carbon trading. Carbon offsetting is a system designed to reduce global greenhouse gas emissions by allowing countries, companies, or individuals to compensate for their own emissions by purchasing “credits” from projects that reduce or remove greenhouse gasses from the atmosphere. To generate these “credits”, which are often referred to as “carbon credits” or “carbon removal credits”, a carbon offsetting project must be certified by either a governmental authority or independent certification body, such as Puro.earth. The governmental authority or certification body reviews the carbon offsetting project, tests the project to verify it has demonstrated emissions reductions, and, once the project is approved, issues the carbon credits to the developer.

A landmark report entitled “Unlocking the Potential of Carbon Dioxide Removal,” dated June 27, 2024, by James Davis and Paddy Mortimer of consulting firm Oliver Wyman, and co-authored by the City of London Corporation, and the UK Carbon Markets Forum, states that the global market for carbon dioxide removal credits could surge from roughly $2.7 billion in 2023 to as much as $100 billion per year by 2030–35, if key obstacles are resolved, including clarity on credit standards, stronger corporate guidance, and robust policy frameworks. An article entitled “The New Renewable Revolution: Why carbon dioxide Removal Will Transform the Carbon Market” dated April 10, 2025, by Shou-Hwei Michelle You and published by the World Economic Forum, notes a pivot in the global carbon market lessoning reliance on avoided-emission credits. As a result, the market fell from $1.87 billion in 2023 to $0.72 billion in 2024, but carbon dioxide removal (CDR) is emerging as the linchpin for future growth. Major firms are beginning to step into the carbon market as well. For instance, Microsoft recently purchased about 3.5 million carbon credits, with each credit typically representing one metric ton of carbon dioxide, to offset emissions tied to its rapidly expanding artificial intelligence operations, a signal that heavy tech investment could become a major catalyst.

We believe a significant opportunity lies in our ability to generate certified carbon removal credits through the production of biochar-infused asphalt, a process which has been independently validated through successful trials at the NCAT Test Track. With the United States consuming approximately 400 million tons of asphalt annually according to an article entitled “The Advancement of Asphalt Pavements Over the Last 50 Years”¸ by Drs. Jon Epps, Ph. D., P.E., and Dave Johnson, P.E., dated August 1, 2021, and published in Asphalt Magazine, the potential for credit generation is substantial.

Currently, available U.S. biochar supply can support the production of only about 4 million tons of finished asphalt according to our internal estimates developed in consultation with our domestic biochar suppliers. However, according to a report by the U.S. Department of Energy from March 2024 entitled “2023 Billion-Ton Report: An Assessment of U.S. Renewable Carbon Resources”, the United States produces over 600 million tons of biogenic waste each year, which is enough to yield up to 100 million tons of biochar and enable the production of more than 2 billion tons of carbon-sequestering asphalt. This represents what we believe to be a transformative opportunity to scale both infrastructure decarbonization and carbon credit generation nationwide.

As infrastructure stakeholders increasingly seek cost-effective, climate-aligned solutions, we offer a rare combination of affordability, performance, and verified climate impact. Each ton of biochar-asphalt produced enables the generation of additional carbon removal credits, unlocking what we expect will be a scalable, high-margin, and recurring revenue stream alongside traditional infrastructure income.

With Puro.earth certification and early credit purchases by a major financial institution following our proof-of-concept success, we are positioned at the forefront of engineered carbon removal. As our operations scale, we believe our model offers a clear path to monetizing decarbonization, helping governments and corporations meet climate targets while maximizing impact for each dollar spent.

Market Challenges

The building materials industry is highly fragmented, comprising both large publicly traded corporations and a wide range of privately held firms, and subject to significant competition. Historically, many of these companies have relied on conventional road materials and methods, such as hot mix asphalt, with limited innovation. However, there is a growing shift across the sector, as companies increasingly invest in research and development to meet the rising demand for sustainable and environmentally friendly solutions such as ours.

Despite this momentum, the adoption of new technologies remains challenging due to entrenched industry practices, complex regulatory frameworks, and performance expectations tied to long-established standards. While many competitors are significantly larger and better capitalized, we believe our products are positioned to lead in this transition. Further, our strategic collaboration with Ergon, a large and established player in the road materials industry, is expected to help us manage competitive pressures.

Our proprietary technologies, particularly in the road construction sector, enable the integration of carbon-sequestering materials like biochar directly into asphalt and other mix designs. These solutions are not only difficult to replicate but are also backed by real-world validation and the ability to generate carbon removal credits. This positions us at the intersection of two urgent global needs: decarbonizing infrastructure and delivering high-performance, cost-effective alternatives to legacy materials.

See “Competition” below for further information on competitive challenges we face.

Our Growth Strategies

Our growth strategy is focused on forming strategic relationships with organizations like Ergon that already possess established infrastructure critical to large-scale deployment. This includes companies with existing asphalt mixing facilities, supply chains for raw materials, distribution networks, and sales agreements with end-users such as state departments of transportation, municipalities, and contractors.

Rather than building these capabilities from scratch, we license our proprietary technologies to these organizations alongside our fully integrated Net Zero infrastructure blueprint. Our model allows our commercial collaborators to easily incorporate carbon-negative technologies, such as our BioAsphalt™, into their current operations. We believe this significantly reduces the barrier to adoption while accelerating market penetration. By leveraging their physical assets, regulatory relationships, and customer base, and combining them with our innovation and carbon credit-generating solutions, we can create a mutually beneficial path to scale faster, smarter, and with greater environmental impact.

Our initial focus over the next few years is to demonstrate and validate this model across the U.S., Canada and Mexico through our strategic relationship with Ergon. We believe this approach will facilitate rapid adoption among our target customers, who operate within a traditionally conservative and highly regulated industry. Following successful validation in the U.S., we plan to scale our North American operations and subsequently expand licensing opportunities to Southeast Asia, where we already maintain an established presence. Our initial emphasis will be on Malaysia and Singapore, supported by our existing BioFraction facility in Borneo, which is capable of supplying up to 6,000 tons of biochar annually to serve local infrastructure projects and advance regional decarbonization initiatives.

Sources and Availability of Raw Materials

While we do not directly produce our cold mix biochar asphalt surface course material, the key ingredients in its production are Verde V24 and biochar, a carbon-rich by-product used in our mix designs. We purchase our supple of Verde V24 from C-Twelve under the terms of the C-Twelve Agreement (as discussed below) and we have entered into a memorandum of understanding, and are currently in the process of negotiating a definitive agreement, with Oregon Biochar Solutions and its affiliated facilities to secure a reliable supply of biochar in the United States through its facilities that are capable of producing our designer-grade biochar tailored to our specifications for use in the testing of our products and for downstream use by licensees of our solutions. Oregon Biochar Solutions is a related party as Karl Strahl, the Chief Operating Officer of Oregon Biochar Solutions, is also a member of our board of directors.

We are in discussions with existing facilities to establish supplies of biochar in Canada and Mexico. In Southeast Asia, our BioFraction facility in Borneo is expected to produce up to 6,000 tons of biochar annually to our required specifications, and we anticipate utilizing this facility as our primary regional supply source.

The proposed licensing structure for the BioAsphalt™ product in Asia would require licensees to procure biochar exclusively from Verde Resources (Malaysia) Sdn. Bhd, facilitating the depletion of existing inventory at the Sabah facility and the resumption of localized production to meet market demand. We plan to refine its BioFraction technology to produce designer-blend biochar for our proprietary asphalt formulations and to separately license the BioFraction technology to qualified palm-oil waste processors across Southeast Asia. These processors would convert palm waste into specialized biochar suitable for our applications while generating certified carbon removal credits. We expect to derive revenue from technology licensing fees, carbon credit royalties, and resale margins from biochar supplied to its asphalt partners. This asset-light model enables scalable growth of our biochar supply chain with minimal capital expenditure, supporting our mission to advance the adoption of carbon-sequestering infrastructure solutions across the Asia-Pacific region.

Distribution Network and Marketing

Because we operate primarily under a licensing model, we do not directly distribute or market the final road construction products ourselves. Instead, we leverage the existing distribution channels and customer networks of our licensees to commercialize our technologies efficiently and cost-effectively.

In addition to our licensing activities, we intend to market and distribute two proprietary products directly: our designer blend biochar and Verde V24, our proprietary emulsifying agent. The designer blend biochar is a critical input in the production of the cold mix biochar asphalt, providing the consistency, quality, and performance characteristics required to ensure the durability and carbon credit eligibility of the end product. Similarly, Verde V24 serves as a key chemical component used to formulate the specialized emulsion that enables a strong bond between biochar and aggregate.

Under our current commercialization strategy, Ergon will serve as our exclusive licensee and distributor of Verde V24 and the associated specialized emulsion throughout the United States, Canada, and Mexico. We believe that partnering with Ergon, one of the world’s leading producers and marketers of liquid asphalt and emulsions, provides extensive market reach, promotes standardized product performance, and maintains consistent quality control across all licensed production facilities.

Customers

Our core customer base consists of businesses involved in road construction and infrastructure development, as well as governmental entities. Under our licensing-based model, we provide proprietary technology and product formulations to commercial partners like Ergon that can manufacture, distribute, and deploy our carbon-integrated solutions at scale.

As discussed above, we recently entered into the Ergon License, which provides Ergon an exclusive license to produce, manufacture, distribute, and sell products containing our Verde V24 emulsifying agent  in the United States, Mexico and Canada. As such, almost all of our current business is reliant upon our strategic relationship with Ergon and our direct customers in the United States will be Ergon and asphalt mixing plants serviced by Ergon, which will use our cold mix biochar asphalt formulations and technologies to manufacture next-generation road construction materials. These plants have the infrastructure to produce, blend, and distribute materials in accordance with DOT specifications, making them what we believe to be the ideal channel for product deployment at scale.

Although we do not directly engage with other customers in the United States under our exclusive licensing arrangement with Ergon, we anticipate that Ergon will serve a wide range of downstream market segments that are key adopters of sustainable road materials, including:

State Departments of Transportation (DOTs), Local Municipalities, and U.S. Federal Agencies

DOTs are among the largest purchasers of asphalt materials, responsible for the construction and maintenance of public highways. As they implement carbon accounting frameworks and pursue emissions reduction mandates, our carbon-negative technologies offer a compelling, policy-aligned solution.

Municipalities manage local roads, subdivisions, and emergency repairs. Our cold mix asphalt, which requires no heating and minimal equipment, is ideal for off-season maintenance and budget-sensitive repairs, enabling year-round infrastructure improvements with reduced logistical complexity.

Federal agencies, including the Department of Defense and the Department of Transportation, are under increasing pressure to source sustainable and low-emission materials. Our technologies meet both environmental goals and practical needs, such as performance in cold or remote conditions and reduced emissions during installation.

Private Sector Contractors & Developers

Contractors and developers are seeking to enhance their “Environmental, Social, and Governance” (known as ESG) credentials and qualify for green financing or tax incentives. By integrating our solutions, they can offer carbon-negative infrastructure without disrupting existing construction workflows, meeting market demand while advancing sustainability objectives.

Competition

Competitive Landscape

The construction materials industry is dominated by large, established public and private companies that compete primarily on cost, scale, logistics, and supply chain efficiency. These incumbents often have extensive production capacity, longstanding customer relationships, and significant influence over industry standards. Many are substantially better capitalized than we are and have decades of experience in the construction space. While historically slow to innovate, many of these companies are now investing in sustainable product development to meet regulatory pressure and market demand for greener infrastructure.

In parallel, the carbon removal and offset sector represents a fast-growing and increasingly competitive space. It includes a mix of climate-tech startups, project developers, environmental consultancies, and digital platforms focused on digital measurement, reporting, verification (“dMRV”), and carbon removal credit issuance. These entities operate across various methodologies ranging from nature-based solutions like reforestation and regenerative agriculture to engineered approaches, such as direct air capture and biochar-based removal.

What we believe differentiates us is our ability to embed carbon removal directly into essential infrastructure products like roads, and generate verified carbon removal credits from every mile paved. Unlike firms focused solely on offset trading or dMRV, we deliver physical carbon drawdown through material innovation, creating a defensible position at the intersection of two massive and converging industries: construction and climate.

At this time, we do not face direct competition in the development and commercialization of carbon-sequestering asphalt. We are the first to establish a fully validated and licensable Net Zero Blueprint for asphalt, a model that enables the production of cold-applied, biochar-infused asphalt while generating certified carbon removal credits. This blueprint was proven through successful trials at the NCAT Test Track and has been certified by Puro.earth, the leading global standard for engineered carbon removal. It is already commercially validated through early credit purchases by a major financial institution and as evidenced by our entry into the Ergon License.

Rather than competing with existing hot mix asphalt producers, our model presents a paradigm shift, offering existing producers a new revenue-generating opportunity. By licensing our blueprint, traditional producers can transition to cold-based biochar asphalt without overhauling their existing equipment or vendor relationships. This not only eliminates the need for energy-intensive burners and dramatically reduces GHG emissions, but also allows for year-round operations, including in winter, potentially increasing both positive environmental impact and profitability.

While other companies in the infrastructure or sustainability space may have more resources or legacy experience in producing green materials, no other company to date has combined asphalt production with certified carbon credit generation. We believe our ability to monetize decarbonization through a scalable, licensable model places us at the forefront of engineered carbon removal and gives us a significant first-mover advantage.

Our Competitive Advantages

Despite the competitive nature of our industry and the relatively small size of our company, we believe we have certain competitive advantages, and we believe we will be able to capture a good market share through the following:

•

Scalable Licensing Model: We plan to implement a global licensing model that will enable building materials companies to integrate our proprietary technologies into their existing operations. We believe this capital-light approach allows us to scale quickly without the costs of manufacturing or installation. By partnering with companies that already have infrastructure and market access, we accelerate adoption, expand our impact, and enable the local generation of carbon-negative materials and credits. Freed from production, we can focus on innovation, while our partners focus on regulatory alignment and customer fit in their respective markets.

•

Next-Generation Road Technologies: Our products have been tested and shown to be more durable, cost-effective, and environmentally friendly than traditional hot mix asphalt for surface courses and cement- or lime-based methods for soil stabilization.

•

Carbon Impact: Our products can help contractors and infrastructure companies reduce their Scope 1 emissions (direct GHG emissions), Scope 2 emissions (indirect GHG emissions from the generation of energy that an organization consumes), and Scope 3 emissions (indirect GHG emissions that occur throughout an organization’s value chain as a result of its activities), enabling a path toward net-zero operations. Compared to traditional hot-mix asphalt products, our cold-mix biochar asphalt produces fewer emissions, including by eliminating high-temperature processing and requiring less electricity during manufacturing, being fully recyclable, and taking advantage of local and low-carbon sourcing of raw material inputs.

•

Carbon Credit Generation: Unlike traditional materials, our solutions enable the creation of verified carbon removal credits, opening new revenue streams for our company, our commercial partners and their customers while helping them meet ESG and Net Zero goals.

•	Integrated Model: We combine proprietary building material technologies with carbon credit generation, offering both product and environmental value.

•	Verified Carbon Removal: Our use of biochar enables the generation of third-party certified carbon removal credits, backed by measurable data.

•	Asset-Light Expansion: Through licensing agreements and local commercial collaborations, we believe we can scale efficiently without heavy capital investment.

•	Policy and ESG Alignment: Our solution aligns with global Net Zero targets, Scope 1,2, and 3 emissions reductions, and climate-resilient procurement policies.

•	First-Mover Positioning: We believe we are among the first to successfully commercialize asphalt-integrated biochar with verified carbon credits in the United States.

While this market is highly competitive, we believe in our competitive advantages. We are focusing on the following strategies to further expand our horizons and fuel further growth:

•

Commercial Licensing: Now that we have entered into the Ergon License which covers the United States, Canada, and Mexico, we plan to foster similar strategic relationships with national and regional infrastructure companies globally to license our asphalt formulations and biochar technologies.

•	Biochar Supply Network: Expand a decentralized supply chain of biochar processors through IP licensing and offtake agreements.

•	Carbon Credit Monetization: Scale the generation and sale of carbon removal credits through verified methodologies and corporate buyers.

•	Geographic Expansion: Grow our presence across North America and Southeast Asia by leveraging early success and demand from infrastructure owners.

Seasonality

Our cold mix asphalt can be produced year-round and is well-suited for stockpiling, allowing for placement in virtually any season, including in colder climates where traditional hot mix asphalt cannot be applied. While seasonality may influence construction activity timing, particularly in winter-prone regions, it does not impact the production, storage, or licensing of our technologies.

As a result, our business operations are not materially affected by seasonality. We maintain the ability to license, supply, and support deployment year-round, ensuring consistent commercial activity and project readiness regardless of climate.

Intellectual Property

We currently maintain rights to the key technologies we use. Verde V24, which is used in our cold mix biochar asphalt mix design, the TerraZyme enzyme, and the catalytic BioFraction process, are all held as trade secrets.

Through our Joint Development Agreement with C-Twelve, filed as Exhibit 10.2 to this Annual Report, and the related addendum, filed as Exhibit 10.3 to this Annual Report (collectively, the “C-Twelve Agreement”), we hold an exclusive license in the United States, Canada and Mexico to produce and sell end-product asphalt surface course materials containing Verde V24 and have the option to sub-license use of Verde V24 to produce end-product asphalt surface course materials. Pursuant to the C-Twelve Agreement, we are required to pay C-Twelve a $1 million exclusive licensing fee and concurrently provide C-Twelve a $2 million loan (the “C-Twelve Loan”).  We are required to fund the C-Twelve Loan and the $1 million licensing fee to C-Twelve (the proceeds of which are expected to be used by C-Twelve in part to enhance its Verde V24 manufacturing capability) within thirty (30) days of closing of a transaction in which our Common Stock becomes listed on a U.S. national exchange, provided that if such funding is not achieved by July 31, 2026, C-Twelve shall have the right, on ten (10) business days’ notice, to hold us in breach of the Joint Development Agreement.  The C-Twelve Agreement also provides for a potential conditional fee payment to C-Twelve in 2027 based on agreed to minimum amounts of liters of Verde V24 which we may purchase from C-Twelve.

We currently have access to the TerraZyme enzyme through a Memorandum of Understanding (the “NPI MOU”) with Nature Plus Inc. (“NPI”). We entered into the MOU with NPI  to formalize our collaboration on the NCAT test track project discussed above and to explore possible subsequent business opportunities arising from the successful completion of the NCAT testing, including a possible license for TerraZyme. The NPI MOU is effective until December 31, 2026, or until earlier replacement by a definitive agreement. We are currently in negotiations with NPI for a definitive agreement that would contain an exclusive worldwide license to our company for TerraZyme.

Our subsidiary, Bio Resources Limited (“BRL”) is the proprietor of a technical process known as the “Catalytic Biofraction Process” (the “Biofraction Process”) and an exclusive license is assigned to our other subsidiary, Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”), for the application of the Biofraction Process in our facilities in Borneo. The Biofraction Process is a slow pyrolysis process using a proprietary catalyst to depolymerize palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degrees Celsius to 500 degrees Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like palm biomass wastes is used as feedstock.

We hold no issued patents at this time. However, we have filed a provisional patent in the United States covering our complete cold mix asphalt design and system, including Verde V24, which is central to its performance. Under the terms of the C-Twelve Agreement, we have agreed not to prosecute the U.S. provisional patent for Verde V24 and ensure that it is voluntarily withdrawn within 30 days of C-Twelve lodging a U.S. patent application. Additionally, C-Twelve has agreed that any patent application filed in the U.S. claiming priority from its Australian provisional patent application will be filed jointly in the name of C-Twelve and us, and that we have a 50% interest and right of title for the U.S. patent application for Verde V24.

We continue to see trade secret protections as essential to maintain the secrecy of the proprietary formulations we use and we believe trade secret protections reduce the risk of reverse engineering our technologies. However, we also believe there is significant value to be gained from seeking patent protection of our larger systems that integrate our trade secret technologies, including the ability to enforce such patents against any parties who may infringe upon them. As we grow, our plan is to invest more in registered patent protection to the extent we feel such protection is superior to trade secret protection, which has the benefit of maintaining the privacy of critical aspects of our technology.

As our proprietary rights to our key technologies are currently in the form of trade secrets, which we seek to protect by entering into non-disclosure and confidentiality agreements with parties who have access to such technologies, and not protected by patents or other more secured means, we face significant risks related to our limited ability to enforce confidentiality or enforce a claim that a party illegally disclosed or misappropriated any trade secrets, as further discussed under “Risk Factors – If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.”

Governmental Approvals and Regulation

Governmental Approvals

Because our business will be centered around a licensing model and we do not currently produce or manufacture any products, we are not currently aware of any laws or governmental regulations that materially influence our business. We will work in collaboration with our licensees who will be manufacturing, distributing, and installing our technologies, as they engage with state and federal agencies to assist with their achieving full compliance with all applicable regulations, including:

•	Construction material standards and testing protocols; and

•	Carbon credit methodologies approved by recognized certification bodies

Environmental Laws

Under our licensing model, manufacturing is carried out by our licensees, who are responsible for complying with all applicable environmental laws and regulations in their respective jurisdictions. We work closely with them to ensure adherence to best practices and sustainability standards throughout the production process. Currently we do not experience any material effects from or incur costs related to compliance with environmental regulations.

Insurance

We believe our insurance coverage is consistent with the customary practices of companies of comparable size and stage of development and is adequate to support our ongoing operations and planned growth initiatives. We have additionally evaluated the cost, availability, and practicality of obtaining business interruption insurance and determined that, given our transition to an asset-light, licensing-based business model, such coverage is not commercially feasible at this time. As a result, we do not maintain business interruption insurance for our U.S. operations or our overseas facility in Borneo. Consequently, we may be exposed to unrecoverable losses in the event of a disruption to our operations, as further discussed under “Risk Factors – Risks Related to Our Business – We do not carry business interruption insurance and could incur unrecoverable losses if our business is interrupted.”

Employee and Human Capital

As of October 22, 2025, we had the following employees and consultants:

Senior Management	3
Sales and Marketing	1
Production	2
Information System Technology	5
Administration / Finance / HR	4
Independent Consultants	5
Total	20

We have a total of 20 employees and representatives, including five independent consultants. Of these, eleven are based in the United States, including our five consultants. The remaining nine individuals are based in Malaysia, where they support local operations under the oversight of U.S.-based senior management.

None of our employees are members of a trade union. We believe we maintain strong relationships with our team and, to date, have not experienced any strikes, work stoppages, or material labor disputes. We intend to hire more staff to assist in the development and execution of our business operations.

Corporate History and Structure

Verde Resources, Inc. was incorporated on April 22, 2010, in the State of Nevada. We currently have four wholly owned subsidiaries, one majority-owned subsidiary, and three wholly owned indirect subsidiaries, with Verde Renewables, Inc. acting as our primary operating company.

The following diagram illustrates our current corporate structure:

 The following paragraphs discuss our reclassifications, mergers, consolidations, and non-ordinary course purchases and sales of significant assets throughout our corporate history.

Acquisition of Verde Resources Asia Pacific Limited

 On October 25, 2013, we entered into an Assignment Agreement for the Assignment of Management Right in Merapoh Gold Mines in Malaysia (the “Assignment Agreement”) with Federal Mining Resources Limited (“FMR”), a company incorporated under the laws of the British Virgin Islands. FMR owned 85% equity interest in Champmark Sdn Bhd, a private limited liability company incorporated in Malaysia. CSB the Mining Contractor of the Mining Lease for Site IV-1 at the Merapoh Gold Mine (the “Mining Lease”) under the Contract for Work with MMC Corporation Berhad, the Permit Holder of the Mining Lease.

 Under the terms of the Assignment Agreement, FMR had assigned its management rights of CSB’s mining operation in the Mining Lease to us, through FMR’s wholly-owned subsidiary Verde Resources Asia Pacific Limited in exchange for 80,000,000 shares of our Common Stock, which constituted 95.26% of our issued and outstanding capital stock as of and immediately after the consummation of the acquisition. VRAP was formed on February 7, 2013, by FMR to monitor the CSB operation. The acquisition of 100% of the issued and outstanding capital stock of VRAP was agreed upon on October 18, 2013, and completed on October 25, 2013. Pursuant to the Assignment Agreement, and a Supplementary Agreement dated February 17, 2014, on further clarifications to the Assignment Agreement signed by the Company with FMR, FMR’s 100% interest in VRAP was transferred to us at a consideration of one dollar ($1.00).

On April 1, 2014, the Board of Directors of VRAP notified FMR of the decision to exercise its option to purchase an 85% equity interest of CSB pursuant to Section 3.2.4 of the Management Agreement dated July 1, 2013, between VRAP and FMR. This acquisition was completed on April 1, 2014, with consideration of $1, and VRAP then became an 85% shareholder of CSB.

With the above transactions, VRAP became a wholly-owned subsidiary of our company and CSB, its 85% deemed indirect subsidiary.

Acquisition of Biofraction Facility and Catalytic Biofraction Process

On May 10, 2021, we announced the Sale and Purchase Agreement (the “S&P Agreement”) to acquire the assets of a biofraction plant and the “right to use” intellectual property license for the Catalytic Biofraction Process in Sabah, Malaysia from Borneo Energy Sdn Bhd, in exchange for the issuance of 166,666,667 shares of our Common Stock at a price of $0.03 per share, for an aggregate value of $5,000,000. 135,666,667 shares and 31,000,000 shares were issued to Borneo Energy Sdn Bhd on May 10, 2021, and July 1, 2021, respectively. The acquisition from Borneo Energy Sdn Bhd the assets of its biofraction plant and the right to use its intellectual property license in Sabah, Malaysia was completed on February 24, 2023.

We also announced our entry into a Share Sale Agreement on May 12, 2021, for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from various unrelated third parties, including Taipan International Limited, The Wision Project Limited, and other individuals, in consideration for the issuance of 321,500,000 shares of our Common Stock at price of $0.03 per share, for an aggregate value of $9,645,000, and the issuance of promissory notes with a two-year term period in an aggregate principal amount of $20,355,000. A total of 321,500,000 shares and the promissory notes were issued on May 12, 2021. The principal amount of the promissory notes was repayable by May 12, 2023, and bore a zero coupon interest. On January 20, 2022, we reached a mutual agreement with the lenders of the promissory notes to enter into a Supplement to Promissory Note with each lender to convert the total principal loan amount of $20,355,000 into shares of our Common Stock, at a price per share of $0.0611, which represented the previous ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022, with such shares of Common Stock to issued at a later date under separate agreement. The acquisition of BRL was consummated on October 12, 2022. The shares issuable upon conversion of the promissory notes were issued on December 9, 2022.

Settlement of Debt Agreement

On June 9, 2021, we entered into a Settlement of Debt Agreement (the “Debt Settlement Agreement”) with certain of our creditors, including Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd, Federal Capital Investment Limited and Yorkshire Capital Limited (collectively the “Creditors”) to convert a total of $1,945,096 of our accounts payable to the Creditors into equity by issuing 64,836,533 new shares of our Common Stock at a price per share of $0.03. As set out in the Debt Settlement Agreement, the new issued shares for settlement of the account payable to Beijing Changxin Wanlin Technology Co., Ltd, Federal Mining Resources Ltd and Federal Capital Investment Limited were issued to their nominee Internet.com Ltd on June 9, 2021.

Biofraction Factory Expansion

On June 11, 2021, VRAP entered into a Sale and Purchase of Assets Agreement (the “SPA Agreement”) to purchase a factory site from a Malaysian company, Segama Ventures Sdn Bhd (“Segama Ventures”), in order to expand our BioFraction plant in Borneo, Malaysia. Under the terms of the SPA Agreement, the acquisition would be satisfied by payment to Segama Ventures of an aggregate total of $1,600,000 in cash, which would be paid in two instalments of $800,000 each, with one payment due upon signing the SPA Agreement, and the second payment due within three (3) months from the date of the SPA Agreement. A deposit of $800,000 was paid to Segama Ventures on June 10, 2021. On March 2, 2022, however, VRAP entered into a Cancellation of Sale and Purchase of Assets Agreement (“Cancellation Agreement”) for the cancellation of the Sale and Purchase of Assets Agreement to purchase the factory site from Segama Ventures that was signed on June 11, 2021.

Simultaneously, on March 2, 2022, through VRAP, we entered into a Commercial Lease Agreement and Option to Purchase (“Lease Agreement”) for renting the factory site from Segama Ventures for a lease term of seven (7) years (“Lease Term”) at a monthly rental of MYR 36,000 ($8,571). The rental for the entire Lease Term amounts to the sum of MYR 3,024,000 ($720,000) (the “Lease Payment”) which was required to be paid in advance upon commencement of the Lease Agreement together with a payment of security deposit for the sum of MYR 336,000 ($80,000) (the “Security Payment”). We utilized the refundable advance of $800,000 from the Cancellation Agreement above to fund the security deposit and payment of the Lease Payment. The Lease Agreement also provided VRAP with an exclusive right and option to purchase the factory site together with all its right title and interest for a consideration of MYR 8,000,000 ($1,904,762) (the “Purchase Price”) or other value as determined by a valuation report on the factory site by a Malaysian registered property valuer at any time during the period of two years from the date of the Lease Agreement. The Lease Payment and Security Payment would be applied toward the Purchase Price upon VRAP exercising the option to purchase. The option to purchase was not exercised and lapsed on March 1, 2024.

CSB Acquisition

On June 18, 2021, VRAP entered into a Shares Sale Agreement with Lamax Gold Limited (“LGL”), a company incorporated under the laws of the British Virgin Islands, in relation to acquisition of the remaining 15% of the issued and paid-up share capital of CSB. Prior to this acquisition, VRAP owned 85% equity in CSB. Under the terms of the Shares Sale Agreement, the consideration for the acquisition shall be satisfied in full by the payment of MYR 150,000 (approximately $36,130) upon the execution of the Shares Sale Agreement. A deposit of MYR 150,000 (approximately $36,130) was paid to LGL on June 21, 2021. With the completion of the acquisition on October 20,2021, CSB became a wholly owned subsidiary of VRAP, and indirectly, of our company.

Verde Life, Inc. Incorporation

On July 7, 2021, through our wholly-owned subsidiary VRAP, we entered into a Product Supply Agreement (the “Product Supply Agreement”) with MRX Xtractors, LLC (“MRX”), an Oregon limited liability company. MRX is a market leader in commercial extraction systems for cannabis and hemp. The Product Supply Agreement is a partnership between VRAP and MRX to establish a purchase and supply arrangement that allows VRAP to distribute white-label THC-free CBD products from MRX. To facilitate the distribution of these CBD products, on November 15, 2021, we formed a wholly owned subsidiary, Verde Life, Inc., under the laws of the State of Oregon. We terminated our business in the distribution of CBD products upon the expiry of the Product Supply Agreement on July 6, 2024.

Establishment of Missouri Entities

On August 10, 2021, we formed a wholly owned subsidiary, Verde Renewables, Inc., for the purpose of conducting business in Missouri (using straw bed and wood waste to create biochar and related products). Another entity, Verde Estates, LLC, was also formed on August 10, 2021, to own property in Missouri. Verde Estates, LLC is a wholly owned subsidiary of Verde Renewables, Inc.

Establishment of Verde Malaysia

On January 17, 2022, we formed a wholly owned subsidiary, Verde Resources (Malaysia) Sdn Bhd, a company incorporated under the laws of Malaysia, for the purpose of conducting consultation services and distribution of renewable agricultural commodities.

On March 23, 2022, through Verde Malaysia, we entered into a Sale of Shares Agreement (“SSA”) with The Wision Project Sdn Bhd, a company incorporated under the laws of Malaysia, to acquire the one hundred percent (100%) of the issued and paid up ordinary shares in Wision. This transaction closed in May 2022.

Chesterfield Property Acquisition

On April 29, 2022, VRI closed on the purchase of residential property located in Chesterfield, Missouri (the “Chesterfield Property”). The purchase price for the Chesterfield Property was $750,000.00, paid at closing with cash on hand. The Chesterfield Property was subsequently sold to our Chief Executive Officer, Jack Wong, on December 10, 2024, at a purchase price of $857,500.

Conversion of Promissory Notes

On December 7, 2022, we entered into a Supplementary Agreement with the seventeen holders, including our President and CEO, Jack Wong, of the Promissory Notes discussed above related to the acquisition of BRL, to convert the total principal loan amount of $20,355,000 into shares of our Common Stock at an agreed conversion price of $0.0611 per share on or before December 9, 2022. On December 9, 2022, the conversion of promissory notes was completed with the issuance of 333,142,389 shares of our Common Stock, at a price of $0.0611 per share, to the seventeen holders, including Jack Wong.

Sale of CSB

On March 13, 2023, through VRAP, we entered into a Share Sale Agreement (the “SSA Agreement”) with Jusra Mining Merapoh Sdn Bhd (“JMM”), a company incorporated under the laws of Malaysia, to sell the entire issued and paid-up share capital of CSB, our indirect wholly-owned subsidiary engaged in the mining business. Under the terms of the SSA Agreement, the consideration for the sale of CSB shall be satisfied in full by the payment of Malaysia Ringgit MYR 500,000. The sale of CSB is part of our larger restructuring exercise and shift in our corporate focus. The transaction closed on April 20, 2023.

Also on March 13, 2023, we entered into a Settlement of Debts Agreement (the “SDA Agreement”) with CSB and a two year term period promissory note with CSB’s creditor, a related party, Borneo Oil Corporation Sdn Bhd (the “Creditor”), to settle in full a total of USD 675,888 of CSB’s account payable to the Creditor either in cash or by the issuance of new restricted shares of our Common Stock at a price of $0.07 per share. On August 16, 2024, we entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total accounts payable of USD 675,888 into 9,655,542 shares of our Common Stock. A total of 9,655,542 shares of our Common Stock was issued on August 16, 2024, to Borneo Oil Berhad, the appointed nominee of the Creditor, to settle in full the total accounts payable to the Creditor.

VATA Acquisition

On March 23, 2023, through Verde Malaysia, we entered into a Shares Sale Agreement (the “VATA SSA Agreement”) with Murugesu A/L M. Narasimha and Deivamalar A/P Kandiah (“Vendors”), the legal and beneficial owners of Vata VM Synergy (M) Sdn. Bhd. (“VATA”), a company incorporated under the laws of Malaysia, to acquire 60% of the issued and paid-up share capital of VATA, a company engaged in the business of providing green technology to public and private sectors and in creating high quality compost using agricultural waste and biomass products in Malaysia, in exchange for MYR 2,250,000 (approximately US$530,000 as of the date of this Annual Report). The MYR 2,250,000 purchase price was to be paid in installments, which include a first payment of MYR 100,000 upon the execution of the VATA SSA Agreement, a second payment of MYR 150,000 within thirty (30) days from the date of fulfillment or waiver of all the conditions set out in the SSA Agreement, and the issuance of shares of our Common Stock for the balance consideration of MYR 2,000,000 at a price per share of not more than ten percent (10%) discount from the immediate preceding five trading days VWAP from the issuance date pursuant to the terms of the SSA Agreement. The first payment of MYR100,000 was made, however, the SSA Agreement has since been terminated and the deposit amount has been fully impaired on the basis of non-disclosure of material information by the Vendors.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can find our SEC filings at the SEC’s website at www.sec.gov.

ITEM 1A. Risk Factors

Investing in our securities is speculative and involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, before deciding to invest in our securities. If any of the following risks materialize, our business, financial condition, results of operation and prospects will likely be materially and adversely affected. In that event, the market price of our Common Stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

Our current business has a limited operating history, and we continue to refine our business model, which makes it difficult to evaluate and compare our past performance with future prospects.  Therefore, it is difficult to assess our ability to generate future revenue and earnings.

Our company has engaged in several different and varied businesses since its formation in 2010, including businesses very different from our current business.  We have only been engaged in our current business model since 2023.  Therefore, our current business model is unproven, and there is limited historical data on which to evaluate our company.  Furthermore, we continue to refine our strategies.  Therefore, there is very limited and evolving or differing historical operating data on which to evaluate the results of and prospects for our current business model.

Moreover, given that our current business model is at its early stages, and particularly since under the Ergon License, Ergon is not currently required to purchase any minimum amounts of Verde 24 from us, it is impossible to know with any certainty whether our current business model will generate revenues or ultimately lead to positive cash flows or profitability.  This makes evaluating an investment in our company difficult.

We have a history of operating losses and may never achieve cash flow positive or profitable results of operations.

We have never been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ending June 30, 2025 and 2024, we reported net losses of approximately $4.78 million and $3.19 million respectively.  At June 30, 2025, we had an accumulated deficit of approximately $18.26 million.  If we cannot generate sufficient revenues, we would expect to continue to report losses until we can substantially increase our revenues, which we may be unable to do.  There is therefore a risk that we will be unable to operate our business in a manner that generate positive cash flow or profit, and our failure to increase our revenues, generate positive cash flow and operate our business profitably would damage our reputation and stock price.

We are dependent on third-party licensees and the inability to perform by, or loss of, these licensees would have a material adverse effect on our business, financial condition and results of operations.

We are reliant on a still developing licensing model where our licensees are responsible for producing high-quality road material products based on our proprietary technologies. As such, our success depends heavily on our ability to effectively manage and maintain these relationships, as well as the operational technologies provided to our licensees. At the moment, we only have one such relationship with a licensee (namely, Ergon); however, we intend to pursue the same licensing strategy globally with strategic, in-country relationships. Any failure to properly manage or oversee the use of our licensed technologies by these third-party licensees could negatively impact the quality and consistency of the products, and in turn, our reputation and ability to operate effectively.

We intend to invest significantly in information and operational technologies to support our licensees and maintain operational efficiency. Some of these investments will involve complex, multi-year technology deployments that require specialized customization and project management to ensure they deliver the expected value. Our new technology infrastructure will be a mix of on-premises, hybrid, and cloud technologies, supported by both third-party outsourced service providers and internal resources. Any failure to properly manage the customization or deployment of these technologies within this complex operating environment could lead to additional costs, delays, or an erosion of the benefits realized from these investments.

Given the specific nature of the technology we license, we will be reliant on third-party specialists for implementation. Failure to secure appropriately skilled and experienced third-party partners may increase the risk of unsuccessful implementations, delays, and higher costs. If we fail to ensure that our licensees have the necessary support and technology investments at the right time, we risk losing our competitive advantage, reducing the quality of our products, or failing to comply with evolving laws and regulations.

In addition, our revenue and income potential for the licensing model is unproven and our business is continually evolving. Our success depends upon the sufficient acceptance and adoption by end users of products. Currently, our products have not been introduced into the commercial market at scale. We cannot predict how quickly, if at all, the potential end users will accept our products, or, if accepted, the extent of the purchase of our products.

We therefore can give no assurance that we will be able to successfully implement our licensing model, our strategies or develop new products. Accordingly, the licensing business model could expose us to significant risks, beyond those associated with operating our existing business, including difficulties with our licensees and our incurrence of unanticipated liabilities and expenses, and may materially adversely affect our business, prospects, liquidity, financial condition and results of operations.

We face revenue concentration risk due to reliance on Ergon as a single key customer.

On October 10, 2025, we entered into the Ergon License, whereby we granted Ergon an exclusive license to use, manufacture, produce, and sell products containing Verde V24 in the United States, Canada, and Mexico. Ergon is our first, and currently our only, licensee for Verde V24 and we expect that the majority of our revenue will be generated through the Ergon License for the foreseeable future. As a result, our financial stability will be significantly dependent on Ergon and any adverse changes in the relationship or business activities with Ergon could have a substantial negative impact on our revenue and overall financial performance.

In addition, under the Ergon License, Ergon is not currently required to purchase any minimum amounts of Verde V24 from us, and may never be required to do so as minimum purchase amounts can only be established by the mutual agreement of us and Ergon starting in 2027. We are therefore faced with the risk that we are currently unable to predict with any certainty the actual financial impact of the Ergon License on our business and results of operations.

Moreover, should the Ergon License be terminated or we otherwise lose the business relationship with Ergon, it could result in a material decline in our revenue, profitability, and cash flow, leading to increased business risk and potential financial instability. We may also be unable to replace Ergon with a similar relationship in a timely manner or at all, which would have a material adverse effect on our viability as a company as well as our results of operations and stock price.

We will depend upon a select number of customers for a significant portion of our revenue for the foreseeable future. Any failure or delay in payments by these customers would have a material adverse effect on our revenues and financial condition.

Under our licensing model, we currently have a single customer, Ergon, that is expected to account for the majority of our revenue. As we work to expand our licensing model globally, there will be a period of time in which our revenue is significantly dependent upon one or a small number of key customers. This customer concentration exposes us to a material adverse effect if any of these significant customers were to significantly reduce purchases for any reason or favor competitors or new market participants, and we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at historic levels. Our customer concentration may also subject us to perceived or actual bargaining leverage that our key customers may have, given their importance to us. If our key customers seek to negotiate or renegotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, results of operations and financial condition. Furthermore, industry consolidation and company failures could decrease the number of potential significant customers for our products and services. The decrease in the number of potential significant customers will increase our reliance on key customers and, due to the relative importance to us, may negatively impact our bargaining position and thus our profit margins. If we were to lose one of our key customers or have a key customer cancel a key program or otherwise significantly reduce its volume of business with us or fail to pay us in full for the goods or services purchased from us, our sales and profitability would be materially reduced and our business and financial condition would be seriously harmed.

We have recently entered into the Ergon License, from which we anticipate predominantly all of the our revenue will be derived in the immediate future. The loss of the Ergon License, whether through our fault, such as by the failure of Verde V24 and the products in which it is incorporated to perform as desired, or for reasons outside of our control, such as material adverse changes to Ergon’s financial condition, could cause a material adverse impact on our business, operating results and financial condition. Additionally, any non-payment or delay in payment of the receivables under the Ergon License or similar agreements we may enter into in the future or any inability to collect receivables under the Ergon License or similar agreements, or enforce other contractual obligations, would have a significant material adverse effect on our revenues and financial condition.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may adversely affect the price of our Common Stock.

Our limited history in our current business model, together with our history of losses, make prediction of future operating results difficult. You should not rely on any growth we may experience in the future as any indication of future growth rates or operating results. Our valuation and the price of our Common Stock will likely fall in the event our operating results (notably our revenue growth, with the goal of achieving cash flow positive and profitable operations) do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results may be an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

●	our or our licensees’ inability to attract demand for and obtain acceptance of our products;

●	the success of alternative road construction materials, and the possible future introduction of new road construction materials;

●	our licensees’ ability to design, implement and, as necessary, modifying product pricing programs;

●	the expansion and rate of success of our licensees’ marketing and advertising efforts;

●	failure of parties like C-Twelve to deliver Verde V24 or provide services to us or our licensees in a cost effective and timely manner;

●	our failure to develop, find or market new products;

●	the successful completion of current and future testing of our products;

●	actions relating to ongoing regulatory compliance;

●	the size and timing of orders from end users of our products; and

●	general economic conditions as well as those specific to our licensees, end users and markets.

Therefore, you should expect that our results of operations will be difficult to predict, which will make an investment in our company uncertain.

We may not enter into an exclusive license agreement with Nature Plus Inc for the TerraZyme technology.

On August 14, 2024, we entered into a Memorandum of Understanding (the “NPI MOU”) with Nature Plus Inc. (“NPI”) to formalize the collaboration on the NCAT test track project discussed in the section entitled “Business” above and explore subsequent business opportunities arising from the successful completion of the NCAT testing. The NCAT testing involved the application of TerraZyme technology for the stability of subgrade and base layers, with the overarching goal of advancing road construction methodologies. We agreed to jointly develop mixed designs and materials incorporating biochar with NPI, aiming to enhance performance and promote carbon sequestration. Under the terms of the NPI MOU, we intend to continue collaboration on future initiatives with NPI upon the successful completion of the NCAT testing, including soil stabilization and material development, carbon removal credits, certification and compliance, and possible exclusive rights to distribute TerraZyme. The NPI MOU is effective until December 31, 2026, or until replaced by an earlier definitive agreement. We are currently in negotiations with NPI for an exclusive worldwide license for TerraZyme.

If such a definitive license agreement for TerraZyme is not entered into, we would continue to utilize TerraZyme under the terms of the NPI MOU until its termination. Our other proprietary technologies, including Verde V24, operate independently and are not reliant upon TerraZyme for their production or performance. The TerraZyme enzyme is considered a complimentary additive that may enhance material performance and potentially generate additional revenue opportunities. We view TerraZyme as an enhancement that could further diversify and strengthen our product portfolio within the sustainable road construction sector in North America.

It is important that we continue negotiations with NPI to either extend the MOU or enter into a definitive agreement or other arrangement that would allow the continued use of the TerraZyme enzyme. If such negotiations are unsuccessful, we may need to identify or develop a suitable substitute for TerraZyme. This process could require substantial time and resources and could delay our planned operational expansion in North America, which could have a material adverse effect on our business, operating results, and financial condition. Additionally, the inability to continue using TerraZyme could materially and adversely affect our potential product offerings and our overall operations, business performance, and financial condition as a result.

Our business depends on activity within the construction industry, which can be cyclical.

Economic and political uncertainty can impede growth in the markets in which we operate. Demand for our products could decline if companies and consumers are unable to obtain financing for construction projects or if an economic slowdown causes delays or cancellations of capital projects. State and federal budget issues sometimes undermine the funding available for infrastructure spending. The lack of available credit may limit the ability of states to issue bonds to finance construction projects, which could affect our business in general.

While our business operations cover a wide geographic area, our earnings depend on the strength of the local economies in which we operate due to the high cost of transporting our low-carbon asphalt products relative to their selling price. If economic conditions and construction spending decline significantly in one or more areas, our profitability will decrease.

Demand for our products, particularly in the infrastructure construction market, is also impacted by federal, state, and local budget and deficit issues, as well as demand from the private sector. Remote working trends or other factors that reduce vehicle miles driven can negatively impact revenue streams that fund roadway projects. Further, delays or cancellations of projects in the construction markets may occur if companies and consumers are unable to obtain financing for construction projects or if consumer confidence continues to be eroded by economic uncertainty.

We operate in a competitive industry where many companies are larger and better capitalized than we are.

Our industry is a highly fractured industry comprised of a wide range of companies, including large publicly traded companies and smaller privately held companies. Many of these companies operate on a global basis, have more experience in the industry than we do, and are larger and better capitalized than we are. While we are not presently aware of any direct competitors, several of the companies within our industry have begun to prioritize research and development of sustainable alternatives to their traditional products, and it is possible that they may develop alternatives competitive with the solutions we offer. Further, we cannot eliminate the risk that, in the future, one or more third parties may attempt to, and may potentially succeed in, reverse-engineering or otherwise replicating our proprietary technology.

Adverse public policy, economic, social and political situations in any country in which we operate could lead to a number of risks including health and safety risks for our people, a fall in demand for our products, business interruption and/or restrictions on repatriation of earnings.

We primarily operate across North America, with additional operations in Southeast Asia. The economies of these regions in which we operate are broadly stable. However, they are at varying stages of development, which presents multiple risks and uncertainties that could adversely affect our operations and financial results. These risks and uncertainties include:

•	Changes in political, social or economic conditions;

•	New or strengthened trade protection measures, currency controls or import or export licensing requirements;

•	Political unrest and currency shocks;

•	Social activism and civil disturbance, terrorist events or outbreak of armed conflict, among other potential causes;

•	Labor and procurement practices which contravene ethical considerations and regulatory requirements;

•	Unexpected changes in regulatory and tax requirements; and

•	Lockdowns or other restrictions due to public health emergencies, such as pandemics.

We and our licensees may be unable to respond in a timely and cost-effective manner to changes in consumer preferences.

The road and construction materials industry is subject to changing customer preferences.  Even if we and licensees like Ergon are able to establish some measure of market penetration for our products, of which no assurances can be given, a shift in customer preferences away from what we offer would result in significantly reduced revenue.  Our future success depends in part on our and our licensees’ ability to anticipate and respond to changes in customer preferences.  Failure to anticipate and respond to changing customer preferences in the products we market could lead to, among other things, lower sales of products, significant markdowns or write-offs of inventory, increased product returns and lower margins.  If we or our licensees are unable to anticipate and respond to changes in customer preferences, our results of operations in future periods will be materially adversely impacted.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Mr. Jack Wong, our current chief executive officer, has extensive contacts and experience in the green climate-tech industry in the United States and other countries. We are heavily dependent on his abilities and services to develop and market our business. He is responsible for overseeing the day-to-day operations of our operating company. However, we may not be able to retain his services for any specified period of time, and the loss of his leadership could have a material adverse effect on our business operations, financial condition, and results of operations. Additionally, under the terms of the Ergon License, if Mr. Wong or Mr. Eric Bava, our chief operating officer, were to be removed from their respective positions with us for any reason other than for termination cause or voluntary resignation, Ergon would have the right to terminate the Ergon License with little to no potential penalties. As we will be substantially reliant on the Ergon License to generate the majority of our revenue for the foreseeable future, we are heavily dependent upon Mr. Wong and Mr. Bava’s continued service.

In addition to Mr. Wong, we must attract, recruit, and retain a qualified workforce of technically skilled employees in the United States to run our operations. Our ability to effectively implement our business strategies and expand operations depends on the successful recruitment and retention of highly skilled and experienced management and key personnel. If we are unable to maintain a strong management team, our business could face significant challenges, and you could lose any investment you make in our shares.

We may not be able to protect our proprietary technology and may become subject to intellectual property claims or litigation.

Our success depends, in part, on our ability to obtain and maintain intellectual property protection for our products and technologies and the confidentiality of proprietary trade secrets. Our success further depends on our ability to obtain and maintain trademark protection for our name and mark; to preserve our trade secrets and know-how; and to operate without infringing the intellectual property rights of others.

We face the risk that we may be unable to innovate and file new patent applications, or that if filed patent applications will result in granted patents.  We cannot assure you that any of our patents pending will result in issued patents, that any current or future patents will not be challenged, invalidated or circumvented, that the scope of any of our patents will exclude competitors or that the patent rights granted to us will provide us any competitive advantage or protect our products.  The intellectual property position of companies like ours is generally uncertain and involves complex legal and factual considerations and, therefore, validity and enforceability of intellectual property cannot be predicted with certainty.  Patents may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.

In addition, we face the risk our technology will be subject to claims, or be found, in the future to infringe upon the rights of others or be infringed upon by others.  Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products or product candidates infringe. For example, pending applications may exist that provide support or can be amended to provide support for a claim that results in an issued patent that our product infringes. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents, or otherwise impermissibly utilize their intellectual property, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property. We may fail to obtain any of these licenses or intellectual property rights on commercially reasonable terms. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Conversely, we may not always be able to successfully pursue our claims against others that infringe upon our technology. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.

In addition to patents, we rely on trademarks to protect the recognition of our company and product in the marketplace. We also rely on trade secrets, know-how, and proprietary knowledge that we seek to protect, in part, through confidentiality agreements with employees, consultants and others. We cannot assure you that our proprietary information will not be shared, our confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

Any adverse event or events related to our intellectual property could have a material adverse effect on our company and results of operations.

We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business.

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing and marketing of road and construction materials.  Any side effects, manufacturing defects, misuse or abuse associated with use of our products could result in injury or death.  The construction materials industry has historically been subject to litigation over product liability claims, and we face the risk that we may become party to product liability suits.  We may be subject to product liability claims if the use of our products may cause, or merely appeared to have caused, injury or death.  In addition, an injury that is caused by the activities of our licensees and suppliers, such as those who provide us with components and raw materials, may be the basis for a claim against us. Product liability claims may be brought against us by customers or any party selling or otherwise coming into contact with our products, among others.  If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm.

Our products may become subject to recall.

Any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We can provide no assurance that we or our licensees will be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result.  Such recalls and withdrawals may also be used by our competitors to harm our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

Legal requirements and governmental policies concerning the environment, health and safety and other areas of the law, as well as litigation relating to these matters, could affect our businesses and expose us to the risk of material environmental liabilities.

Many federal, state and local laws and regulations relating to, among other matters, air emissions (including carbon dioxide and other greenhouse gases) and other environmental, health and safety matters will impact our business.  Some of our or our licensees’ operations require permits, which may impose additional operating standards and are subject to modification, renewal and revocation.  Our and our licensees’ operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Despite efforts to remain in compliance at all times with all applicable laws and regulations, the risk of liabilities, particularly environmental liabilities, is inherent in the operation of our business. These potential liabilities could result in material costs, including fines or personal injury or damages claims, which could have an adverse impact on our results of operations.

Moreover, future events, including changes in existing laws or regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of our products or business activities may result in additional or unanticipated compliance and other costs.  We or our licensees could be required to invest in preventive or remedial action, like pollution control, which could be substantial or which could result in restrictions on our operations or delays in obtaining required permits or other approvals.

Our and our licensees’ operations are subject to manufacturing, operating and handling risks associated with our products and the products our licensees manufacture using our products, including the related storage and transportation of hazardous substances and wastes. We may be exposed to hazards, including storage tank leaks, explosions, and discharges or releases of hazardous substances.  These risks can subject us to potentially significant liabilities relating to personal injury, death or property damage, and may result in significant civil or criminal penalties, which could damage our business and harm our results of operations.

Future integrations of acquisitions of or combinations with other businesses may not be as successful as previous acquisitions and combinations.

We have a successful history of business combinations and integration of these businesses into our heritage operations. However, in connection with the integration of any other business that we acquire, there is a risk that we will not be able to achieve such integration in a successful manner or on the time schedule we have projected or in a way that will achieve the level of synergies, cost savings or operating efficiencies we forecast from the acquisition.

Any significant business acquisition or combination we might choose to undertake may require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. Based on our history, we believe we would be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we pursue in the future if the integration process takes longer or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

•	inability to successfully combine operations in a manner that permits us to achieve the synergies anticipated to result from the proposed acquisition or business combination, which would result in the anticipated benefits of the acquisition or business combination not being realized partly or wholly in the time frame currently anticipated or at all;

•	complexities associated with managing the combined operations;

•	integration of personnel;

•	creation of uniform standards, internal controls, procedures, policies and information systems;

•	discovery of previously unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with integrating the remaining operations; and

•	performance shortfalls at business units as a result of the diversion of management attention caused by completing the remaining integration of the operations.

The inability to obtain raw materials from suppliers in a timely manner would adversely affect our and our licensees’ ability to offer our products.

Our and our licensees’ ability to offer our products depends on the ability to obtain an adequate supply of biochar from our suppliers, who will also be the indirect suppliers of our licensees. Transportation delays may adversely impact our supply chain. Additionally, failure by our suppliers to provide us with products that meet our required quality standards on commercially reasonable terms, potential cybersecurity attacks on our suppliers, and failure to comply with legal requirements for business practices, could have a material adverse effect on our business, financial condition, or results of operations. Furthermore, we rely heavily or, in certain cases such as in the United States, exclusively, on one supplier for biochar supply. If this supplier decides to discontinue its partnership with us and we are unable to replace such supplier with another qualified supplier, our business, operating results and financial condition could be materially and adversely impacted.

Asphalt is sensitive to supply and price volatility.

Asphalt competition is often based primarily on price due to potentially volatile input costs and lower barriers to entry, which is highly sensitive to changes in supply and demand. Prices fluctuate significantly in response to relatively minor changes in supply and demand, general economic conditions and other market conditions, which we cannot control. When asphalt producers increase production capacity or more asphalt is imported into the market, an oversupply of asphalt in the market may occur if supply exceeds demand. In that case, asphalt prices generally decline, making traditional asphalt products cheaper and more competitive with our low-carbon solutions, which could have a material adverse effect on our business, results of operation, and financial condition. Further, we cannot be assured that prices for our low-carbon asphalt products sold will not decline in the future or that such decline will not have a material adverse effect on our asphalt product line.

We are subject to the many risks of doing business internationally, including but not limited to the difficulty of enforcing liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the courts of the United States for purposes of any lawsuit, action or proceeding by investors. An investor would have the ability to effect service of process in any action against the Company within the United States. In addition, we are registered as a foreign corporation doing business in Malaysia, and as such, are subject to the local laws of Malaysia governing an investors’ ability to bring actions in foreign courts and enforce liabilities against a U.S. issuer, or any person, based on U.S. federal securities laws.

We will need to raise capital to satisfy our capital needs and grow our company. Future capital needs will require us to sell additional equity or debt securities that will dilute or subordinate the rights of our common stockholders, and our inability to raise capital when needed could cause our business to fail.

To develop our business as currently planned, we will need to raise additional capital. Moreover, our costs and expenses may be even greater than currently anticipated, and there may be investments or expenses that are presently unforeseen. In any case, we may be unable to raise sufficient capital to fund these costs and achieve significant revenue generation. Moreover, our future capital requirements are also difficult to predict with precision, and our actual capital requirements may differ substantially from those we currently anticipate.

As a result, we will need to seek equity or debt financing to finance a large portion of our future capital requirements. Such financing might not be available to us when needed or on terms that are acceptable, or at all. We will likely issue additional equity securities and may issue debt securities or otherwise incur debt in the future to fund our business plan. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders will experience dilution, and the new equity (including preferred equity) or debt securities or other indebtedness may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses.

Our ability to obtain the necessary capital in the form of equity or debt to carry out our business plan is subject to several risks, including general economic and market conditions, as well as investor sentiment regarding our business. These factors may make the timing, amount, terms and conditions of any such financing unattractive or unavailable to us. The prevailing macroeconomic environment may increase our cost of financing or make it more difficult to raise additional capital on favorable terms, if at all. If we are unable to raise sufficient capital, we may have to significantly reduce our spending and/or delay or cancel our planned activities.

We may also seek to raise additional funds through collaborations and licensing arrangements. These arrangements, even if we are able to secure them, may require us to relinquish some rights to our technologies, or to grant licenses on terms that are not favorable to us.

As a result of the foregoing, we might not be able to obtain any financing, and we might not have sufficient capital to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations. If we cannot raise additional capital when we need or want to, our stock price, operations and prospects could be negatively affected, and our business could fail.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. climate policy may adversely affect the demand for our solutions and our business prospects.

The ongoing impacts of climate change have intensified focus on environmental issues globally. In response, the prior U.S. presidential administration implemented several climate-related initiatives, including: (i) having the U.S. rejoin the Paris Agreement in 2021, (ii) announcing a target to reduce U.S. greenhouse gas emissions by 50% to 52% by 2030, and passing the Inflation Reduction Act of 2022, which included nearly $370 billion in climate-related provisions that provide funding, programs, and incentives to accelerate the U.S.’s transition to a clean energy economy. In contrast, the current administration has signaled a shift in federal policy, with a reduced emphasis on climate change initiatives, environmental regulations, and support for clean energy adoption.

Our products are designed to serve as carbon-negative alternatives to traditionally carbon intensive products. A diminished federal focus on climate-related policies and incentives could reduce interest among our target licensees end-users in adopting our solutions, particularly if our products are perceived as more expensive or politically unfavorable compared to conventional alternatives. This shift in market dynamics could materially and adversely effect our business, financial condition and results of operations.

If we fail to continue developing and improving upon our sustainable products, we may fall behind our competitors and our financial performance may be adversely impacted.

We operate in a competitive industry where the participants continuously develop innovative new products and solutions that enable their customers to work more efficiently, reduce their environmental footprint and realize greater cost savings. This is especially so in relation to changing customer preferences and demands for high-performance sustainability solutions with enhanced emissions and/or circularity profiles, including those with greater recycled content and/or innovations to existing products, that help them to deliver on their own climate or emissions-related commitments. Failure to continue leveraging innovation and other sustainability initiatives may allow other industry participants to develop their own technologies as alternatives to our solutions, potentially resulting in early obsolescence of our solutions or our licensees, including Ergon, choosing to purchase such alternatives instead of our solutions, which would have a material adverse effect on our business, financial condition and  results of operations.

We contract with third parties for the manufacture of our low-carbon asphalt products and expect to continue to do so for additional years. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of products or such quantities at an acceptable cost, which could delay, prevent or impair our business development.

We rely, and expect to continue to rely, on third-party manufacturers for the production of low-carbon asphalt products. All of our asphalt products are manufactured by third parties, therefore our ability to increase production going forward will depend upon the experience, certification levels, and large-scale production capabilities of those third parties’ manufacturers. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of products or such quantities at an acceptable cost, which could delay, prevent or impair our business development.

A number of our projects/contracts are complex, spanning multiple parties, years and/or products, and our future financial results may be adversely affected if we incorrectly forecast project budgets, deliver projects that do not meet contracted standards, or fail to deliver on time.

Across our business lines, we will enter into contracts for complex, multi-year projects that comprise multiple product lines and as such we will be exposed to inherent risks related to forecasting and budgeting, project management and delivery, and quality control. If we fail to manage these risks effectively, we could suffer severe consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, any failure to manage these risks may also impact our licensees’ ability to bid for and/or win future projects or contracts, which could reduce our profitability and damage our reputation among our licensees or potential licensees.

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

We do not have an independent audit committee and our Board of Directors may be unable to fulfill the functions of such a committee, which may compromise the management of our business. Our Board of Directors currently functions as our audit committee and is comprised of four directors, only one of whom is considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934 or the Nasdaq Rules. An independent audit committee plays a crucial role in the corporate governance process, assessment of the Company’s processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board of Directors from being independent in its judgments and decisions and its ability to pursue the committee’s responsibilities, which could compromise the management of our business.

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial fraud.

We do not carry business interruption insurance so we could incur unrecoverable losses if our business is interrupted.

We are subject to risk inherent to our business, including equipment failure, theft, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, product liability, personal injury and death. We do not carry any business interruption insurance or third-party liability insurance or other insurance to cover risks associated with our business. As a result, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim against a third party, we will be required to bear all such losses from our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Delays or interruptions in shipping products of our businesses could affect our operations.

We rely on third-parties to manage the distribution and transportation logistics of our products. Transportation logistics play an important role in allowing us to supply products to our customers. Any significant delays, disruptions or the non-availability of our transportation support system could negatively affect our operations. Transportation operations are subject to capacity constraints, high fuel costs and various hazards, including extreme weather conditions and slowdowns due to labor strikes and other work stoppages. If there are material changes in the availability or cost of transportation or distribution services, we may not be able to arrange alternative and timely means to transport our products at a reasonable cost, which could lead to interruptions or slowdowns in our businesses or increases in our costs.

Risks Related to Our Common Stock

Our Common Stock qualifies as a “penny stock.” The rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

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

An active market for our Common Stock may never develop, and we are under no obligation to seek out a more active market for our Common Stock.

If there is a thin trading market or “float” for our Common Stock, the market price for our Common Stock may fluctuate significantly more than the stock market as a whole. Without a large float, our Common Stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our Common Stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our Common Stock could fluctuate widely in response to several factors, including, but not limited to:

•	our quarterly or annual operating results;

•	changes in our earnings estimates or the failure to accurately forecast and appropriately plan our expenses;

•	failure to achieve our growth expectations;

•	failure to attract customers and retain them;

•	the effect of increased or variable competition on our business;

•	additions or departures of key or qualified personnel;

•	failure to adequately protect our intellectual property;

•	costs associated with defending claims, including intellectual property infringement claims and related judgments or settlements;

•	changes in governmental or other regulations affecting our business;

•	our compliance with governmental or other regulations affecting our business; and

•	changes in global or regional industry, general market, or economic conditions.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes may not be possible to predict and often appear to occur without regard to specific operating performance. The price of our Common Stock could fluctuate based upon factors that have little or nothing to do with our Company and these fluctuations could materially reduce our stock price.

The market price for our Common Stock may be volatile and will fluctuate.

The market price for shares of our Common Stock may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including the following: (i) a decrease in the demand for market analysis or market insight products and services; (ii) the liquidity of our Common Stock or lack thereof; (iii) significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; (iv) news reports relating to trends, concerns, technological or competitive developments, regulatory changes, and other related issues in our industry or target markets; (v) revenue and earnings performance can significantly impact investor confidence and influence share price movements; (vi) leadership transitions or high-profile personnel changes may create uncertainty among investors and impact share price stability; and (vii) rapid advancements or disruptions in technology within our industry could affect market perceptions of our company’s ability to innovate and compete, leading to share price volatility. Financial markets often experience significant price and volume fluctuations that affect the market prices of equity securities of public entities and that are, in many cases, unrelated to the operating performance, underlying asset values or prospects of such entities. Accordingly, the market price of our shares of Common Stock may decline even if our operating results, underlying asset values or prospects have not changed.

We will be unable and are unlikely to pay dividends for the foreseeable future.

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

Our future results may vary significantly which may adversely affect the price of our Common Stock.

It is possible that our quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of our revenues and operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our Common Stock may decline significantly.

We are a “smaller reporting company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock less attractive to investors.

We are a “smaller reporting company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We may continue to be a smaller reporting company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our Common Stock held by non-affiliates is equal to or less than $250 million as of the last business day of the most recently completed second fiscal quarter, and (ii) our annual revenues is equal to or less than $100 million during the most recently completed fiscal year and the market value of our Common Stock held by non-affiliates is equal to or less than $700 million as of the last business day of the most recently completed second fiscal quarter.

We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. In addition, taking advantage of reduced disclosure obligations may make comparison of our financial statements with other public companies difficult or impossible. If investors are unable to compare our business with other companies in our industry, we may not be able to raise additional capital as and when we need it, which may materially and adversely affect our financial condition and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they publish a negative report regarding our Common Stock, the price of our Common Stock and trading volume could decline.

Any trading market for our Common Stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade us, the price of our Common Stock would likely decline. If one or more of these analysts cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our Common Stock and the trading volume to decline.

An investment in our company may involve tax implications, and you are encouraged to consult your own advisors as neither we nor any related party is offering any tax assurances or guidance regarding our company or your investment.

An investment in our company generally involves complex federal, state and local income tax considerations. Neither the Internal Revenue Service nor any State or local taxing authority has reviewed the transactions described herein and may take different positions than the ones contemplated by management. You are strongly urged to consult your own tax and other advisors prior to investing, as neither we nor any of our officers, directors or related parties is offering you tax or similar advice, nor are any such persons making any representations and warrants regarding such matters.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowances;

●	tax effects of stock-based compensation;

●	costs related to intercompany restructurings; or

●	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by federal, state and local authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Anti-takeover provisions in Nevada law could discourage, delay or prevent a change in control of our company and may affect the trading price of our Common Stock.

Some of the provisions of Nevada law may have the effect of delaying, deferring or discouraging another person from acquiring control of our company or removing our incumbent officers and directors. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids. These provisions are also designed to encourage persons seeking to acquire control of us to first negotiate with our board of directors. We believe that the benefits of increased protection against an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging such proposals.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management

We are in the process of implementing a structured cybersecurity risk management framework designed to assess, identify, and manage material risks from cybersecurity threats. These processes are being integrated into our overall enterprise risk management system to ensure that cybersecurity considerations are embedded within broader risk assessment and mitigation efforts. As part of this framework, we plan to engage qualified third-party consultants and auditors to assist in identifying risks, validating controls, and supporting continuous improvement. We also intend to establish oversight procedures to evaluate and monitor risks associated with our use of third-party service providers.

Cybersecurity Risks

To date, we have not experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition. While we recognize that evolving cybersecurity threats could pose risks, we currently believe such risks are not reasonably likely to materially affect our performance.

Cybersecurity Governance

Our Board of Directors retains overall responsibility for oversight of cybersecurity risks. Once formed, we intend to formally delegated this oversight function to the audit committee, which will receive regular reports from management regarding cybersecurity risk assessments, monitoring activities, and incident response planning. We intend to update the audit committee as frequently as warranted by material developments, but in no event less often than annually.

Day-to-day responsibility for managing cybersecurity risks rests with senior management, including the Chief Operating Officer, with support from external cybersecurity advisors. Management is responsible for overseeing the Company’s prevention, detection, and response measures, as well as the development of incident response and recovery plans. Management receives updates from third-party service providers, consultants, and internal staff, and reports these matters to the Board of Directors or the Audit Committee on a scheduled basis.

ITEM 2. Properties.

Our corporate and executive office is located at 8112 Maryland Ave, Suite 400, St. Louis, Missouri 63105, telephone number (314) 530-9071. We believe that our existing facilities are adequate to meet our current requirements and will continue to evaluate our facilities sufficiency as each lease nears expiration.

We currently lease the following real properties:

Location	Rent/Own	Mortgage/Lease Terms	Use
St. Louis, Missouri	Rent	December 1, 2025	Corporate Headquarters
St. Louis, Missouri	Rent	June 23, 2026	Corporate Housing
Jalan Silam, Sabah Malaysia	Rent	December 21, 2027	BioFraction Factory Site

ITEM 3. Legal Proceedings.

From time to time, we may be involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the dispositions of these matters, individually or in the aggregate, are not expected to have a material adverse effect on our financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the future results of operations or cash flows in a particular year. We are not involved in any material legal proceedings, nor are we aware of any legal proceedings threatened or in which any director or officer or any of their affiliates is a party adverse to our Company or has a material interest adverse to us.

ITEM 4. Mine Safety Disclosures.

               Note applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTCQB, under the symbol “VRDR”. Our stock was approved for quotation on the OTCBB on September 26, 2012. However, our Common Stock did not begin active trading until October 2013.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCQB for the most recent two (2) fiscal years, based on our fiscal year end June 30, 2025. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low

FISCAL YEAR ENDED JUNE 30, 2024

September 30, 2023	$0.43	$0.0651
December 31, 2023	$0.17	$0.0721
March 31, 2024	$0.15	$0.101
June 30, 2024	$0.57	$0.105

FISCAL YEAR ENDED JUNE 30, 2025

September 30, 2024	$0.37	$0.1241
December 31, 2024	$0.283	$0.1214
March 31, 2025	$0.205	$0.111
June 30, 2025	$0.17	$0.0844

As of October 20, 2025, we had 233 shareholders of record of our Common Stock and 1,269,280,891 shares issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2025, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the fiscal year ended June 30, 2025, except the following transaction.

On May 20, 2025, the Company issued 249,999 restricted shares of its Common Stock for $24,999.90 at $0.10 per share to one U.S. shareholder and one non-U.S. shareholder.

On June 1, 2025, the Company issued 1,500,000 shares of the Company’s restricted Common Stock to Sundeo Pty Ltd, an affiliate designated by C-Twelve, pursuant to the joint development agreement with C-Twelve.

On June 1, 2025, the Company issued 350,000 restricted shares of the Company’s Common Stock to Karl Strahl, a Director of the Company, as part of the compensation package in the Director Appointment Agreement that the Company entered into with Karl Strahl on May 1, 2025.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during the fiscal quarter ended June 30, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans and no securities are currently authorized for issuance under any such plans.

ITEM 6. [Reserved].

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a road construction and building materials company offering proprietary, environmentally sustainable materials and seeking to redefine our industry with a clear mission: enabling the “Transition to Zero.”  Our proprietary product BioAsphalt™ incorporates biochar, a powerful carbon sequestering material, into infrastructure with the goal of reducing emissions, improving performance, and lowering overall costs. We also offer a licensed proprietary cold mix biochar asphalt emulsifying agent, which we call “Verde V24”.  Further, we expect to generate revenues from the generation by our products, and our subsequent sale, of carbon removal credits. We believe our proprietary products, know-how and business plan place us at the forefront of sustainable innovation in the construction and building materials sector, an industry we believe is long overdue for transformation.

Our strategic roadmap for achieving net-zero emissions—what we call the Verde Net Zero Blueprint—has achieved the following significant milestones:

•

The issuance to our company in April 2025 of the world’s first carbon removal credit from asphalt production and application, certified by Puro.earth, the leading global registry for engineered carbon removal.

•

Technological validation of our BioAsphalt™ by the National Center for Asphalt Technology (NCAT), including receipt of preliminary performance results from NCAT in July 2025 that demonstrated consistent durability, particularly under low-volume roadway conditions. Most recently, in September 2025, NCAT’s latest evaluation of our cold recycling mix using 100% reclaimed asphalt pavement (“RAP”) from laboratory testing demonstrated that our cold-recycled mix not only meets but exceeds industry specifications for cold-recycled asphalt. These results showed superior cohesion, high tensile strength ratio (“TSR”), and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

Our Verde Net Zero Blueprint is comprised of our portfolio of validated technologies that enable the production of sustainable infrastructure materials with the integrated ability to generate certified carbon removal credits. This positions carbon sequestration not just as an environmental co-benefit, but as a monetizable feature embedded in our business plan.

As the rise of artificial intelligence accelerates data center energy consumption, which is now projected to account for a growing share of global electricity use, enterprises worldwide are facing increasing pressure to offset their carbon footprints. This is driving up demand for high-integrity, verifiable carbon credits.

Our model presents a novel combination of infrastructure performance with measurable climate impact, establishing us as a first mover in scalable Net Zero solutions, which we believe positions us well to meet the demands of a rapidly decarbonizing, carbon-constrained economy.

With key third-party validations from groups such as NCAT and Puro.earth in place, we are now focused on commercializing our solutions in the United States, our most strategic market. To this end, we recently entered into an exclusive licensing agreement with Ergon Asphalt & Emulsions, Inc. (“Ergon”), an industry leader in asphalt innovation and supply and one of the largest liquid asphalt and emulsion marketers in North America, for the production of asphalt surface course material containing our proprietary solution across North America. As our domestic operations scale through Ergon, we plan to license the Verde Net Zero Blueprint globally, targeting infrastructure and materials companies in countries aligned with the Paris Climate Agreement and pursuing Net Zero by 2050.

To fully focus on this transition, we have exited all of our company’s legacy business lines unrelated to sustainable infrastructure technologies, including:

•	The sale of our Malaysian mining subsidiary Champmark Sdn Bhd (“CSB”), which was completed on April 20, 2023; and

•	The discontinuation of our CBD business following the expiration of our supply agreement with MRX Xtractors, LLC on July 6, 2024.

We plan to expand operations and generate and grow revenue over the next twelve (12) months primarily through marketing and selling our proprietary road technologies through Ergon exclusively in North America, with an initial focus on the United States. Production planning of our materials has already commenced, with distribution anticipated to occur through the Ergon’s established sales channels, reaching asphalt mixing plants across the United States, Canada and Mexico for blending and placement. Embedding our technology into Ergon’s nationwide business footprint would enable immediate scalability and near-term revenue generation.

We believe our asset light business model enables scalable growth while minimizing capital intensity, creating recurring revenue streams through licensing, sales, royalties, carbon monetization, and strategic partnerships. We operate through our primary U.S. subsidiary, Verde Renewables, Inc., headquartered in St. Louis, Missouri.

Recent Developments

Ergon License

On October 10, 2025, Verde Renewables, Inc. (“Verde Renewables”), our wholly owned subsidiary, entered into a license agreement with Ergon (the “Ergon License”), pursuant to which we have granted Ergon an exclusive, non-transferable license to use, manufacture, commercialize, market, sell and distribute any product that contains or is manufactured or formed by Ergon using our proprietary cold mix biochar asphalt emulsifying agent, which we call “Verde V24”, in the United States (including its territories), Canada and Mexico, in exchange for Ergon agreeing to purchase Verde V24 from us at a fixed price (which is inclusive of all fees associated with the license, but subject to consumer price index adjustments) for use in Ergon’s asphalt road materials products.

Ergon, the largest asphalt marketer in North America, is a subsidiary of Ergon, Inc., a diversified global organization engaged in multiple industries. The privately held Ergon is an industry pioneer in asphalt innovation and supply, employing more than 4,000 people and serving customers and partners in over 90 countries worldwide.

We have agreed with Ergon to an initial fifteen (15) month “go-to-market period”, during which there will be no minimum purchase requirements for Ergon’s purchases of Verde V24. For each calendar year beginning January 1, 2027, Ergon has agreed to negotiate with us in good faith towards the establishment of possible minimum purchase amounts based on certain customary factors. We have also agreed with Ergon that if minimum purchase amounts are agreed to for any given calendar year, we and Ergon will agree in good faith to new minimum purchase amounts for each subsequent year, subject to consideration of customary factors,

We have also agreed to provide Ergon with forty percent (40%) of our share of the carbon removal credits generated from the mixing of the final carbon sequestering BioAsphalt™ surface material, so long as (a) the carbon removal credits are generated from bulk mixing or packaged mixed product, and (b) the mixing of the final BioAsphalt™ surface material includes biochar purchased from us. The Ergon License additionally grants Ergon the right to use our trademarks and access to ongoing technical services to facilitate the monitoring, reporting, and verification process of each ton of carbon dioxide sequestered.

The term of the Ergon License is ten (10) years, with an automatic renewal for additional ten (10) year periods, subject to a minimum of six (6) months’ notice of cancellation prior to renewal. The Ergon License may be terminated in the event of non-payment of amounts due, initiation of bankruptcy proceedings, or under other customary terms. Additionally, Ergon may terminate the Ergon License upon sixty (60) days’ prior written notice in the event that our Chief Executive Officer, Jack Wong, or our Chief Operating Officer, Eric Bava, are removed from their respective positions with the Company for reasons other than termination for cause or voluntary resignation. The Ergon License additionally contains provisions regarding confidentiality, indemnification, and representations and warranties of the parties that are customary for such an agreement.

The foregoing description of the Ergon License is not complete and is qualified in its entirety by reference to the full text of the Ergon License, a copy of which is filed as Exhibit 10.1 to this Annual report.

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

●

Ergon License: Our entry into the Ergon License is expected to drive long-term revenue growth through product sales of Verde V24 and related proprietary materials. The Ergon License establishes Ergon as the exclusive licensee for Verde V24 in the United States, Canada and Mexico, enabling large-scale commercialization of our Verde V24 technology while allowing us to expand our business without the capital demands of direct manufacturing or distribution.

●

Adoption of Biochar-Asphalt Technology: Market acceptance of the Verde Net Zero Blueprint technologies by contractors, state Departments of Transportation, and private sector customers will influence royalty streams and future expansion opportunities.

●	Carbon Credit Monetization: The issuance, pricing, and sales of certified carbon removal credits tied to our biochar-based asphalt applications will be a key driver of financial performance.

●	Operational and Integration Costs: Expenses related to technology transfer, compliance monitoring, and integration into licensee production systems will impact near-term margins.

●

Regulatory and Environmental Policies: Federal and state infrastructure spending, emissions reduction mandates, and climate policies may accelerate the adoption of our technology and corresponding revenue growth.

●	Continuous Improvement and Innovation: Continuous improvement and innovation on our core technologies to enhance performance, durability, and environmental benefits.

●

Maintaining the Quality of our Products: Maintain robust quality assurance and measurement systems to confirm that all licensed products consistently meet our technical specifications and industry standards.

Results of Operations

The following table provides selected financial data about our company for the years ended June 30, 2025, and June 30, 2024.

Statement of Operation	June 30,
	2025	2024	Change
	USD	USD	USD	%

Revenue	$133,202	$96,584	36,618	$37.9%
Cost of revenue	(51,789)	(62,978)	11,189	(17.8)%
Gross profit	81,413	33,606	47,807	142.3%
Selling, general and administrative expenses	(5,889,024)	(2,882,376)	(3,006,648)	104.3%
Other operating expenses	(214,410)	(237,047)	22,637	(9.5)%
Loss from operation	(6,022,021)	(3,085,817)	(2,936,204)	95.2%
Interest expense	(102,703)	(176,483)	73,780	(41.8)%
Other income	1,341,711	74,638	1,267,073	1,697.6%
Net loss before income tax	(4,783,013)	(3,187,662)	(1,595,351)	50.0%
Provision of income tax	-	(112)	112	(100)%
NET LOSS	$(4,783,013)	$(3,187,774)	(1,595,239)	50.0%

Revenue

We have generated $133,202 in revenue for the year ended June 30, 2025, representing an increase of $36,618, or 37.9%, compared to revenue of $96,584 in the prior year. The increase was primarily attributable to a shift in product mix, with greater sales of our higher-margin Biochar Asphalt Premix, which became the predominant revenue driver in 2025. In contrast, revenue in 2024 also included sales of raw biochar, which carries lower margins and contributed a larger share of revenue in that year.

Cost of revenue

Cost of revenue in 2025 comprised the cost of Biochar Asphalt products sold whereas the cost for the year ended June 30, 2024 also included cost of biochar produced. Consequently, cost of revenue decreased by $11,189 or 17.8%, from $62,978 in the year ended June 30, 2024, to $51,789 during the year ended June 30, 2025. The decrease was primarily due to a change in the composition of products sold. During fiscal 2024, the cost of revenue included the production costs associated with raw biochar, which carried higher relative production and handling costs.

Gross Profit (Loss)

Gross profit for the year ended June 30, 2025 was $81,413, an increase of $47,807, or 142.3%, compared to gross profit of $33,606 in 2024. The improvement in gross profit was driven not only by increased revenues but also by a favorable product mix, as the Biochar Asphalt Premix that was our primary product sold in 2025 has significantly higher gross margins than raw biochar, which was a primary driver in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee, research and development cost and travelling expenses. We have incurred $5,889,024 and $2,882,376 in selling, general and administrative expenses through the years ended June 30, 2025 and 2024, respectively. Selling, general and administrative expenses increased year over year by 104.3%, or $3,006,648, primarily due to a special bonus of $1.25 million to Jack Wong, our Chief Executive Officer, in recognition of his contributions in transforming the Company into a pioneer in the Net Zero building materials and carbon removal industry, increase of consultancy fees (share-based compensation to nonemployees of $1,341,373) as the new agreements were entered into in the last 2 months of the previous financial year, share based compensation to an employee and a director of $432,246 and $5,534 respectively, accrued professional fees of $110,000 in relation to the planned uplisting to NASDAQ, and research and development cost of $300,000 payable to C-Twelve pursuant to the C-Twelve Agreement.

Other Operating Expenses

Total other operating expenses for the year ended June 30, 2025 was $214,410, a decrease of $22,637, or 9.5%, compared to $237,047 for the year ended June 30 2024. Other operating expenses comprised of expenditure related to the maintenance of the plant for the production and distribution of renewable commodities which was operating at reduced capacity due to strategic decisions of the Company. The decrease was mainly attributable to the reduction in the direct labor cost related to the plant from $31,526 to $7,408 for the years ended June 30, 2024 and 2025, respectively.

Interest expense

Total interest expense for the year ended June 30, 2025 was $102,703, a decrease of $73,780, or 41.8%, compared to $176,483 for the year ended June 30, 2024.The Company recorded interest expense of $86,456 and $116,916 for the years ended June 30, 2025, and 2024, respectively, on certain promissory notes issued to a related party  as discussed in more detail in “Note 13 – Promissory Note to Related Party” to our audited financial statements. Lease interest expenses amounted to $5,368 and $45,926 for the years ended June 30, 2025, and 2024, respectively. Bank loan interest amounted to $10,879 and $13,640 for the years ended June 30, 2025, and 2024, respectively. The decrease in interest expenses is mainly due to settlement of lease liabilities associated with the disposal of an asset held for sale and certain property, plant and equipment which were under financing arrangements, and the early conversion of promissory notes with a principal amount of $675,888 on August 16, 2024.

Other income

We have other income of $1,341,711 for the year ended June 30, 2025, an increase of $1,267,073, or 1,697.6%, compared to $74,638 for the year ended June 30, 2024. The significant increase in other income was primarily driven by gain on insurance claim of $481,513, gain from disposal of property, plant and equipment of $164,624, interest income from placement of deposit with bank of $70,650 and unrealized foreign exchange gain of $582,034. The remaining balance of other income mainly represented rental income earned.

Net loss

As a result of the above factors, the Company incurred a net loss of $4,783,013 for the year ended June 30, 2025, representing an increase in net loss of $1,595,239, or 50%, compared to a net loss of $3,187,774 for the years ended June 30, 2025, and 2024, respectively.

Need for Additional Capital

We cannot guarantee we will be successful in our business operations and we have historically financed our operating activities through the sale of our equity securities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, uncertain revenue streams, customer concentration, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from private placements of our Common Stock. Cash generated from operations is highly dependent on the sale of our products. Cash and cash equivalents totaled $1 million as of June 30, 2025, and $0.3 million as of June 30, 2024.

The following table provides selected cash flow data about our Company for the years ended June 30, 2025, and 2024.

Cash Flow Date	June 30, 2025	June 30, 2024

Net cash used in operating activities	$(3,410,771)	$(2,087,990)
Net cash provided by (used in) investing activities	$3,182,138	$(2,016,646)
Net cash provided by financing activities	$979,420	$4,127,646
Effect of exchange rate changes on cash and cash equivalents	$(8,812)	$55,718
Net increase in cash and cash equivalents	$741,975	$78,728
Cash and cash equivalents at beginning of year	$279,137	$200,409
Cash and cash equivalents at end of year	$1,021,112	$279,137

Net Cash Used in Operating Activities.

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of right of use assets and stock-based compensation, and the effects of changes in operating assets and liabilities. Our net cash used in operating activities increased $1,322,781, or 63.4%, from $2,087,990 for the fiscal year ended June 30, 2024, to $3,410,771 for the fiscal year ended June 30, 2025. The increase in cash used in operating activities for the year ended June 30, 2025, as compared to 2024 was primarily due to operational loss of $4,783,013 offset by non cash movements of $1,176,720 and net increase in working capital of $195,522. The noncash expenses comprised $248,940 in depreciation, $102,857 in amortization, $1,341,373 in share based compensation to nonemployee, $432,246 in share-based compensation to employees, $5,534 in share-based compensation to a director, $84,718 in interest expenses on promissory notes, loss on disposal of assets held for sale of $2,877, impairment of property, plant and equipment of $137,632, impairment of asset held for sale of $5,866, operating lease expense of $42,848 and offset by unrealized foreign exchange gain of $582,034, gain from insurance claim of $481,513 and gain on disposal of property, plant and equipment of $164,624. The net increase in working capital was generated from amount due to director, receivables from sale of inventories, other receivables, deposits and prepayments, and accrued liabilities and other payables, offset against decrease of working capital from inventories, accounts payable, related parties and repayments on leases.

Net Cash Provided by (Used in) Investing Activities.

The net cash provided by investing activities for the year ended June 30, 2025 was $3,182,138,  representing an increase of $5,198,784, or 257.8%, compared to net cash used by investing activities of $2,016,646 for the year ended June 30, 2024. The significant increase was due to proceeds from disposal of assets held for sale of $943,300, proceeds from disposal of property, plant and equipment of $947,995, proceeds from insurance recoveries of $541,221 and withdrawal of deposit in bank of $750,000, offset with purchase of property, plant and equipment of $378 for the year ended June 30, 2025. Meanwhile, during year ended June 30, 2024, the net cash used by investing activities of $2,016,646 resulted from purchase of property, plant and equipment of $16,646 and placement of deposit in bank of $2,000,000, representing a strategic allocation of surplus cash from private placements completed during the year, and is intended to support future operational or investment initiatives.

Net Cash Provided by Financing Activities.

The net cash provided by financing activities was $979,420, representing a decrease of $3,148,226, or 76.3%, compared to net cash provided by financing activities of $4,127,646. The decrease due to reduction of  proceeds from shares issued and to be issued of $1,983,000 in 2025 compared to $4,108,379 in 2024, set off partially by repayment of bank loan of $211,440, refund from cancellation of Common Stock of $80,000 and repayments to lease liabilities of $712,140 for the year ended June 30, 2025. Meanwhile, for the year ended June 30, 2024, the net cash provided by financing activities of $4,127,646 resulted from proceeds from shares issued and shares to be issued of $4,108,379, proceeds from bank loan of $50,000 and advance from other payables of $136,983 set off partially by repayment of bank loan of $29,560 and repayments to lease liabilities of $138,156.

The Company generated a net cash inflow of $741,975 for the year ended June 30, 2025.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.

1. Useful Lives and Depreciation of Property, Plant and Equipment

The Company’s property, plant and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. We depreciate our property, plant and equipment on a straight-line basis over their estimated useful lives, which range from 3 to 27.5 years for land and buildings, 5 to 10 years for plant and machinery, and 3 to 10 years for other asset categories, including office equipment, computers, motor vehicles, furniture and fittings, and renovations. The depreciation method and estimated useful lives reflect management’s judgment based on historical experience, the nature of the assets, their anticipated use, and technological and economic factors.

The estimation of useful lives is a critical accounting estimate because it requires significant management judgment and has a material impact on our consolidated financial statements. Changes in the estimated useful lives of our assets could significantly affect the timing of depreciation expense recognized in future periods. For the fiscal years ended June 30, 2025 and 2024, depreciation expense totaled $248,940 and $417,517, respectively.

We periodically review the estimated useful lives of our assets and revise them when events or changes in circumstances indicate that the current estimates are no longer appropriate. We also review our assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

2. Impairment of Long-Lived Assets and Intangible Assets

We assess long-lived assets, including property, plant and equipment and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying value to the estimated undiscounted future cash flows expected from the asset or asset group.

If the carrying value exceeds the expected undiscounted cash flows, the impairment loss is measured as the excess of the carrying amount over the fair value, which is generally determined using discounted cash flow models involving significant estimates and assumptions, such as future revenues, operating margins, and discount rates.

These estimates are inherently subjective and sensitive to changes in assumptions. Changes in these assumptions or actual results that differ from those used in our estimates could result in material impairment charges in future periods.

For the fiscal years ended June 30, 2025 and 2024, we recognized impairment losses of $137,632 and $134,042, respectively, related to plant and machinery.

No plant and machinery were written off during the year ended June 30, 2025, while write-offs amounted to $3,979 in the prior year.

3. Allowance for Expected Credit Losses

We maintain an allowance for expected credit losses on accounts receivable and other financial instruments based on a current expected credit loss (CECL) model under ASC 326. The allowance is estimated using a combination of quantitative and qualitative factors, including historical loss experience, current economic conditions, customer-specific credit risk, and reasonable and supportable forecasts of future conditions.

Significant judgment is involved in identifying relevant risk factors, evaluating the impact of macroeconomic variables (e.g., inflation, interest rates, geopolitical instability), and determining the appropriate loss rates. A change in these factors could materially affect the timing and amount of credit loss provisions.

As of June 30, 2025, and 2024, the allowance for expected credit losses on accounts receivable was $0 and $27,481, respectively.

4. Revenue Recognition and Principal vs. Agent Determination

We recognize revenue in accordance with ASC 606 by identifying performance obligations in contracts, determining the transaction price, and allocating the price to each performance obligation. Significant estimates and judgments are involved in determining the point in time when control of a product transfers to the customer and whether we act as principal or agent in arrangements involving third-party contributions to the delivery of goods.

These judgments affect the timing and amount of revenue recognized. Factors considered include our role in the transaction, control of inventory before transfer, and pricing discretion. Incorrect judgments could materially impact reported revenue and profitability.

5. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718-10, Compensation—Stock Compensation, which requires all share-based payment arrangements with employees, directors, and nonemployees to be measured and recognized in the financial statements based on the fair value of the equity instruments granted.

We consider the accounting for stock-based compensation to be a critical accounting estimate due to the significant judgment and assumptions involved in determining the grant date, estimating the fair value of the awards, and the timing and recognition of related expenses. These estimates have a material impact on our results of operations.

For both employee and nonemployee awards, the grant date is determined based on the date of final Board approval of the award, in accordance with ASC 718. The fair value of stock awards is generally determined based on the market price of the Company’s Common Stock on the grant date. For awards where the grant date has not yet been established but the service inception date has commenced, we accrue compensation expense based on the estimated fair value of the Company’s Common Stock at the end of each reporting period, which may introduce variability in the reported compensation expense.

As of the years ended June 30, 2025 and 2024, the Company recorded accrued compensation costs related to these arrangements of $89,165 and $274,870, respectively.

In certain instances, the Company issues fully vested, nonforfeitable share-based awards to nonemployees prior to receiving the goods or services, resulting in the recognition of prepaid share-based compensation. These awards are accounted for under ASC 718-10-45-3 and are recorded as prepaid assets when issued, with expense recognized as the goods or services are received. The fair value of such awards is determined at the grant date, based on the market price of the Company’s Common Stock.

The Company recognizes share-based compensation expense over the requisite service period for employees, and the vesting period for nonemployees, in accordance with ASC 718. The Company’s policy is to recognize forfeitures as they occur, rather than estimating forfeitures at the grant date, which may result in increased volatility in compensation expense.

During the fiscal years ended June 30, 2025 and 2024, the Company recognized total share-based compensation expense as follows:

	For the year ended June 30,
	2025	2024

Nonemployees	$1,341,373	$252,369
Employees	$432,246	$135,679
Director	$5,534	$0
Total	$1,779,153	$388,048

The fair value of the Company’s Common Stock, particularly in periods of volatility, is a key source of estimation uncertainty. Changes in assumptions or market conditions could significantly impact the fair value of awards and the related compensation expense.

6. Deferred Taxes and Valuation Allowances

We assess the realizability of deferred tax assets by evaluating both positive and negative evidence, including future taxable income, tax planning strategies, and recent financial performance. If it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is recorded.

Judgment is required to estimate future taxable income and assess the impact of economic trends or changes in tax law. Adjustments to valuation allowances could materially impact our income tax expense or benefit.

We believe the estimates and assumptions used in preparing our consolidated financial statements are reasonable and appropriate. However, actual results could differ materially from those estimates, which could have a significant impact on our financial condition, results of operations, and cash flows.

Working Capital

As of June 30, 2025 and 2024, we had cash and cash equivalent of $1,021,112, representing an increase of $741,975, or 265.8%, compared to $279,137 as of June 30, 2024, respectively. Deposits with banks decreased by $723,516, or 36%, from $2,000,000 as of June 30, 2024, to $1,276,484 as of June 30, 2025. The Company’s accumulated operating losses increased by $4,782,977, or approximately 35%, from $13,480,204 as of June 30, 2024 to $18,263,181 as of June 30, 2025.

Related Party Transactions

On March 13, 2023, the Company and its former indirect wholly-owned subsidiary Champmark Sdn Bhd (“CSB”) entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s account payable to a related party, Borneo Oil Corporation Sdn Bhd (“BOC”) by way of the issuance of a two year term Promissory Note with the face value (principal) amount of $675,888, and bearing 2% coupon interest. The Note was repayable by May 12, 2025, either in cash or by the issuance of the Company’s restricted Common Stock priced at $0.07 per share at the discretion of the holder of the Promissory Note. A total of 9,655,542 shares of the Company’s restricted Common Stock were issued on August 16, 2024, to Borneo Oil Berhad, the appointed nominee of the Creditor, to settle in full the total of $675,888 of CSB’s account payable to the Creditor.

This transaction allowed us to eliminate the outstanding debt without the use of cash and resulted in a corresponding increase in stockholders’ equity. We accounted for the settlement at the carrying amount of the liability in accordance with ASC 470-50 and ASC 850, with no gain or loss recognized on the extinguishment. We believe this transaction strengthens our balance sheet and improves our liquidity position by reducing liabilities through equity-based financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Trend Information

Other than as disclosed elsewhere in this Annual Report, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our net revenues, income from operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. Financial Statements and Supplementary Data

The financial statements begin on page F-1 and are incorporated in their entirety into this Item 8.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, while improved, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting noted below.

Management’s Responsibility for Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a -15(f) under the Exchange Act. Our internal control was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Inherent Limitations of Internal Control over Financial Reporting

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements in our financial statements.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. With the participation of our principal executive and principal financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, along with applicable SEC guidance. Based upon such evaluation, our management concluded that, while we have improved upon our internal control over financial reporting as of June 30, 2025, based on the COSO framework, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting noted below.

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

Material Weaknesses

We identified the following material weaknesses in our internal control over financial reporting as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the issuing company’s annual or interim financial statements will not be prevented or detected on a timely basis.

1)

Segregation of duties – Certain key duties and responsibilities were not adequately segregated due to the lean structure of our finance function, which relied on a limited number of individuals. While this structure enabled agility during our transition to a sustainability-focused enterprise, it increased the risk of error or fraud.

2)

Formalized processes and documentation – Although effective practices were in place, we lacked sufficiently formalized and documented policies, procedures, and controls related to the preparation, review, and approval of financial reporting, including management review controls.

3)	Regulatory Reporting – Lack of financial personnel with sufficient knowledge and experience with SEC regulations and reporting.

4)

Internal audit function – We did not maintain a dedicated internal audit function to independently assess and monitor the effectiveness of internal controls. The absence of such a function limited our ability to perform ongoing, independent evaluations of the control environment.

5)	Audit Committee – lack of a functioning audit committee.

Therefore, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2025.

Remediation Plan for the Material Weaknesses

In order to cure the foregoing material weakness, we have taken or intend to take the following remediation measures:

1)

We have been working on recruitment of more management talents and professional staff to fill in the gap of shortage of personnel, including by the hiring of our chief financial officer, Sherina Chui, on May 1, 2025. With our anticipated expansion of operations, management intends to continuously evaluate the adequacy and skillset of our human capital resources.

2)

We have regularly offered our financial personnel trainings on internal control and risk management. Also, we have regularly provided trainings to our financial personnel, including our financial consultants, on U.S. GAAP accounting guidelines. We plan to continue to provide trainings to our financial team and our other relevant personnel on the U.S. GAAP accounting guidelines applicable to our financial reporting requirements.

3)

We have engaged with an external consultant to help facilitate our compliance with regulatory reporting requirements. We utilize this third-party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in our day-to-day operations and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions

41

4)

We have appointed an independent non-employee director in July 2025, and we intend to appoint additional independent directors to assist in the corporate governance process, assessment of our processes relating to our risks and control environment, oversight of our financial reporting, evaluation of our internal and independent audit processes and establishment of a functioning audit committee.

We intend to pursue the courses of action discussed above as soon as practicable, but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources towards maintaining a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weakness that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Jack Wong	Chief Executive Officer and Director	42	October 1, 2022
Sherina Chui	Chief Financial Officer	49	May 1, 2025
Eric Bava	Chief Operating Officer and Director	45	October 1, 2023
Jeremy P. Concannon	Chief Growth Officer	48	August 1, 2024
Karl Strahl	Director	33	May 1, 2025
Raymond Lee "Buzz" Powell	Director	60	July 3, 2025

Jack Wong, age 42, has served as our Chief Executive Officer and director since October 1, 2022. Prior to that, he was CEO of The Wision Project Sdn Bhd, a subsidiary of the Company, since December 2020. Under his leadership, the division played an instrumental role in the Company’s strategic transition into the carbon sector. Between October 2013 and March 2020, he founded, developed, and operated Scuba Tiger, a dive resort near Sipadan Island in Sabah, Borneo—one of the world’s premier scuba diving destinations. During this period, he also independently engaged in commodities trading as a sole proprietor. From July 2008 to July 2013, Mr. Wong served as Head of Operations – Disney Department at TCT Trading S/B where he led the collaboration with Fun Characters International Pte Ltd., then the master licensee for Disney Consumer Products, Inc. in Southeast Asia, covering Singapore, Malaysia, Indonesia, and Thailand. TCT Trading S/B was granted third-party rights to reproduce and use selected Disney characters, materials, and trademarks in connection with the manufacturing, distribution, and sale of Disney consumer products throughout the region. Mr. Wong received his bachelor’s degree in business administration from Wichita State University in 2007. He also received a certificate in Life Cycle Assessment: Quantifying Environmental Impacts from the Massachusetts Institute of Technology in 2022.

Sherina Chui, age 49, brings over two decades of financial leadership experience spanning construction, industrial investments, and fast-moving consumer goods (FMCG). Ms. Chui has served as our Chief Financial Officer since May 2025. From March 2018 to March 2025, she served as a senior financial executive at Singbuild Construction Co., Ltd, a multinational company, where she led key initiatives in corporate restructuring, internal controls, and financial risk management. During her tenure, she was instrumental in driving financial stability, regulatory compliance, and operational improvements across multiple business units. Sherina has deep expertise in both International Financial Reporting Standards (IFRS) and U.S. GAAP, which will be critical as the Company scales its Net Zero Blueprint, expands U.S. operations, and licenses its technologies globally. Her strategic financial acumen and operational discipline will help reinforce the Company’s financial framework, ensure SEC compliance, and support long-term growth in an increasingly complex regulatory and market environment. Ms. Chui received her bachelor’s degree in accounting from RMIT University in 1998.

Eric Bava, age 45, is a highly accomplished business leader with a proven track record across multiple industries. Mr. Bava has served as our Chief Operating Officer and director since October 2023. Prior to that, Mr. Bava served as Co-Founder and Chief Operating Officer of Plantwise from July 2020 to September 2023, where he applied his deep expertise in manufacturing and distribution to streamline operations and elevate customer service standards, preserving the integrity and reputation of the Plantwise product line. Earlier in his career, Mr. Bava worked as a legal consultant before channeling his entrepreneurial drive into launching a wine distribution business in 2010. There, he successfully managed large-scale operations, optimized logistics, and led strategic sales and marketing initiatives with a focus on profitability, product quality, and customer satisfaction. In 2013, he founded King Extracts, an innovative cannabis brand that initially served California’s medical market and later expanded into the adult-use sector. As founder and CEO, he oversaw all aspects of the business—from manufacturing and operations to distribution and sales. Under his leadership, King Extracts grew rapidly and was eventually acquired by a Canadian corporation, cementing Mr. Bava’s reputation as a respected figure in the cannabis industry. Mr. Bava received his bachelor’s degree in business management from Ball State University in 2002.

Jeremy P. Concannon, age 48, began his career in his family’s business, where he progressed from entry-level positions to leadership roles in both inside and outside sales. Mr. Concannon has served as our Chief Growth Officer since August 2024. He was instrumental in driving significant growth, ultimately contributing to the company’s acquisition by a major strategic buyer. From 2012 to 2021, Jeremy served as President of Innovative Packaging Co., where he led a high-performing sales organization, recruited and onboarded top-tier talent, and implemented data-driven sales strategies that consistently delivered year-over-year growth and profitability. Following the acquisition, Jeremy took on the role of Executive Vice President of Sales & Marketing at 360 Pack from 2021 to 2024. There, he continued to demonstrate his expertise in scaling cohesive, results-driven teams and positioning businesses for sustained success. His leadership has consistently helped companies establish themselves as industry leaders through strategic growth and operational excellence. Mr. Concannon received his bachelor’s degree in business management from Loyola Marymount University in 2001.

Karl Strahl, age 33, has served on our Board since May 1, 2025, and is a respected executive in the biochar and carbon removal industry. He began his career at Tesla Solar in Albany, New York in 2016, where he developed a high-conversion passive sales strategy and earned multiple top sales awards. Since joining Oregon Biochar Solutions in 2018, Mr. Strahl has played a leading role in advancing the commercialization of biochar-based carbon credits in the United States. As Vice President of Sales & Marketing, he helped expand the company’s market reach across agriculture, environmental remediation, and sustainable building materials from 2018 to 2023. In 2023, he was promoted to Chief Operating Officer of Oregon Biochar Solutions, where he continues to drive strategic growth and innovation. Most recently, Mr. Strahl was instrumental in launching the world’s first insured biochar carbon removal credits in partnership with Oka, The Carbon Insurance Company, establishing a new benchmark for transparency and buyer assurance in the voluntary carbon market. Mr. Strahl also serves as a Board Member, Treasurer, and Standards Committee Member of the U.S. Biochar Coalition, a Washington, D.C.-based registered lobbying entity focused on policy advocacy, industry standards, and the promotion of pragmatic, biochar-based climate solutions nationwide. He received his bachelor’s degree in in Environmental Science from St. Lawrence University in 2016.

Dr. Raymond Lee “Buzz” Powell, age 60, has been a consultant to the Company regarding its national implementation since April 2024 and has been serving as a director since June 2025. He has worked in asphalt technology, construction, and research for more than 35 years. Since November 2023, Mr. Powell has been the Technical Director of the Asphalt Pavement Alliance where he is responsible for guiding research, technical initiatives, and industry collaboration. Mr. Powell has also held various positions at the National Center for Asphalt Technology (NCAT) at Auburn University, of which he has been a member since 1999, including Research Engineer, Assistant Director and Test Track Manager. Earlier in his career, Dr. Powell held various engineering roles at the Alabama Department of Transportation and worked as Principal Engineer at REGIS Engineering Solutions, Inc. Mr. Powell received a bachelor’s degree (1990), a master’s degree (1996) and a PhD (2006) in civil engineering from Auburn University. We believe that Dr. Powell is well qualified to serve as a member of our board of directors because of his extensive experience in asphalt pavement research, innovation, and industry collaboration.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

●	Mr. Jack Wong filed a late Form 5 reporting his initial statement of beneficial ownership and five subsequent transactions.

●	Mr. Eric Bava filed a late Form 5 reporting his initial statement of beneficial ownership and three subsequent transactions.

●	Ms. Sherina Chui filed a late Form 5 reporting her initial statement of beneficial ownership.

●	Mr. Jeremy P. Concannon filed a late Form 5 reporting his initial statement of beneficial ownership and one subsequent transaction.

●	Dr. Raymond Lee Powell filed a late Form 3.

●	Mr. Karl Strahl filed a late Form 5 reporting his initial statement of beneficial ownership and one subsequent transaction.

Code of Ethics

We have adopted a corporate code of ethics applicable to all of our employees. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at 8112 Maryland Ave, Suite 400, St. Louis, Missouri 63105.

Insider Trading Policy

Our board of directors adopted our Insider Trading Policy on October 23, 2025. A copy of our Insider Trading Policy is filed herewith as Exhibit 19.1 and is incorporated by reference herein.

Board Committees

Our Board of Directors currently consists of four members, Jack Wong, Eric Bava, Dr. Raymond Lee Powell and Karl Strahl. The Board held four formal meetings during the year ended June 30, 2025, and executed a total of twenty (20) unanimous written consents in lieu of meetings.

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

Nomination Process

As of June 30, 2025, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board, they may do so by sending communications to the CEO of our company at the address on the cover of this annual report.

ITEM 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended June 30, 2025 and 2024 to our named executive officers. .

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jack Wong (1)
CEO, and Director	2025	357,075	1,250,000	0	0	0	0	0	1,607,075
President, CEO, and Director	2024	287,650	0	0	0	0	0	0	287,650

Eric Bava (2)
COO, and Director	2025	167,554	0	90,433	0	0	0	0	257,987
COO	2024	90,923	0	135,679	0	0	0	0	226,602

Jeremy P. Concannon (3)
Chief Growth Officer	2025	53,538	0	334,160	0	0	0	0	387,698
--	2024	0	0	0	0	0	0	0	0

______________

(1)

Mr. Jack Wong was appointed President and Chief Executive Officer on October 1, 2022, and resigned as President on September 12, 2023. He was also appointed as Director on March 30, 2023, and Chairman of the Board of Directors on September 12, 2023. Subsequently, on January 23, 2024, Jack Wong stepped down from his position as Chairman of the Board. By Waiver and Consent of Shareholders, Jack Wong was re-elected Director of the Company, effective March 30, 2024. Mr. Wong was paid a total salary of $357,075 and $287,650 for the years ended June 30, 2025, and 2024 respectively. A special bonus of $1.25 million was awarded in fiscal year 2025 in recognition of Mr. Jack Wong’s contributions in transforming the Company into a pioneer in the Net Zero building materials and carbon removal industry. Although the Company previously agreed to provide Mr. Wong with employee stock options, no stock options were granted to him during fiscal year 2025 or fiscal year 2024. As such, no amounts are reported in the “Option Awards” column for those years. Mr. Wong does not receive compensation for his service as a member of the Board.

(2)

Mr. Eric Bava was appointed Chief Operating Officer of the Company on October 1, 2023. Mr. Bava was appointed as a member of the Board effective December 26, 2024. Mr. Bava was paid a total salary of $167,554 and $90,923 for the years ended June 30, 2025, and 2024 respectively. On August 30, 2024, the Company issued 670,000 of the Company’s restricted shares of Common Stock to Mr. Bava as part of his compensation pursuant to the Bava Agreement (discussed below) for his first year’s service to the Company. The fair value of 670,000 shares was $181,235 which calculated based on stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date) and is being amortized over the service period from October 1, 2023 to September 30, 2024. During the year ended June 30, 2025, and 2024 the Company charged $90,433 and $135,679 respectively to selling, general and administrative expenses as salary expenses, respectively. Mr. Bava does not receive compensation for his service as a member of the Board. See the section entitled “Employment Agreements” below for additional details.

(3)

Mr. Jeremy P. Concannon was appointed as Chief Growth Officer (“CGO”) of the Company on August 1, 2024. Mr. Jeremy P. Concannon was paid a total salary of $53,538 and $0 for the years ended June 30, 2025, and 2024 respectively. On August 30, 2024, the Company issued 1,350,000 of the Company’s restricted shares of Common Stock to Mr. Jeremy P. Concanon, as part of the compensation package in the Concannon Agreement (described below) that the Company entered into with Mr. Jeremy P. Concanon on July 31, 2024. The fair value of the first 1,350,000 shares was $365,175, calculated based on stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date), and is being amortized over the requisite service period. During the year ended June 30, 2025, the Company charged $334,160 to selling, general and administrative expenses as salary expenses. The second tranche of 1,350,000 shares of our Common Stock due to be issued to Mr. Concannon on August 31, 2025, under the terms of his services agreement (discussed below), has not been issued as of the date of this Annual Report.

Employment Agreements

Jack Wong

On September 30, 2022, we entered in an offer letter with Mr. Jack Wong (the “Wong Offer Letter”) to serve as the Company’s Chief Executive Officer and President, beginning on October 1, 2022 for a period of five years, subject to further extension by the Company. We agreed to pay Mr. Wong an annual base salary of $287,650 as well as to provide Mr. Wong with the use of an executive vehicle, employee stock options, and reimbursement of all expenses incurred by Mr. Wong while performing work for the Company. The Wong Offer Letter further provides for Mr. Wong to be entitled to personal accident and medical insurance and thirty days of annual leave after one full year of service to the Company, and subjects Mr. Wong to confidentiality and non-compete covenants. Either the Company or Mr. Wong may terminate the agreement upon three months' prior written notice or three months' pay in lieu of notice.

Sherina Chui

 On April 30, 2025, we entered into an Independent Employment Agreement with Ms. Sherina Chui (the “Chui Agreement”) to serve as the Company’s Chief Financial Officer, beginning on May 1, 2025. We agreed to pay Ms. Chui at an annual rate of $120,000, payable monthly. As an independent contractor, Ms. Chui is solely responsible for all federal, state, and local taxes and any applicable insurance or retirement contributions. Ms. Chui is not entitled to workers’ compensation, health, or other employment-related benefits.

The Chui Agreement shall expire on April 30, 2028, unless terminated earlier by Ms. Chui and the Company. Upon expiration, Ms. Chui and the Company may mutually agree to extend the relationship by renewal of the Chui Agreement or execution of a new agreement.

Eric Bava

On October 1, 2023, we entered into an Employment Agreement with Mr. Eric Bava (the “Bava Agreement”) to serve as the Company’s Chief Operating Officer, beginning on the same date. We agreed to pay Mr. Bava an initial annual base salary of $120,000, payable monthly, and subject to increase in accordance with the following schedule:

Annual Base Salary	Time Period
$120,000 ($10,000 per month)	October 2023—June 2024
$150,000 ($12,500 per month)	July 2024—March 2025
$180,000 ($15,000 per month)	April 2025—March 2026
$210,000 ($17,500 per month)	April 2026—October 2027

Mr. Bava is additionally eligible to receive additional annual compensation in the form of 670,000 shares of our Common Stock, subject to approval by the Company’s Board, as well as fifteen days of annual leave beginning after once a full year of service to the Company has been completed. The Bava Agreement further provides that Mr. Bava may take up other forms of employment during the term of the Bava Agreement, provided that such other employment is not involved in any commercial interests or businesses that may constitute a conflict of interest with his employment by the Company. The Bava Agreement shall terminate on September 30, 2027, subject to renewal by Mr. Bava and the Company. Either Mr. Bava or the Company may terminate the Bava Agreement upon sixty days’ prior notice.

On May 1, 2025, we entered into an addendum to the Bava Agreement with Mr. Bava (the “Bava Addendum”), effective as of October 1, 2024. Under the terms of the Bava Addendum, Mr. Bava’s equity compensation was adjusted from the issuance of 670,000 shares of our Common Stock annually to the issuance of $60,000 worth of shares of our Common Stock annually, with the number of shares to be determined based upon the fair market value of our Common Stock on the grant date each year.

Jeremy P. Concannon

On July 29, 2024, we entered into an Employment Agreement with Mr. Jeremy P. Concannon (the “Concannon Agreement”) to serve as the Company’s Chief Growth Officer, beginning on the August 1, 2024. We agreed to pay Mr. Concannon an annual base salary of $60,000, payable monthly, as well as to reimburse Mr. Concannon for any reasonable travel expenses incurred in the course of his service to the Company, subject to prior written approval. The Concannon Agreement further provides that Mr. Concannon may take up other forms of employment during the term of the Concannon Agreement, provided that such other employment is not involved in any commercial interests or businesses that may constitute a conflict of interest with his employment by the Company. The Concannon Agreement shall terminate on September 30, 2027, subject to renewal by Mr. Concannon and the Company. Either Mr. Concannon or the Company may terminate the Concannon Agreement upon sixty days’ prior notice. The Concannon Agreement was terminated by mutual agreement between the parties on August 31, 2025.

On July 31, 2024, we entered into a Services Agreement with Mr. Concannon (the “Second Concannon Agreement”) related to his service as the Company’s Chief Growth Officer. In exchange for the services provided under the Second Concannon Agreement, we agreed to issue Mr. Concannon three tranches of 1,350,000 shares of our Common Stock each, with the first tranche issued on August 31, 2024, the second tranche on August 31, 2025, and the final tranche on August 31, 2026. The Second Concannon Agreement further provides that Mr. Concannon is prohibited from engaging in any commercial interests or businesses that may constitute a conflict of interest or be detrimental to our interests, and that Mr. Concannon shall be entitled to reimbursement of reasonable travel expenses. The Second Concannon Agreement shall terminate on September 30, 2027, subject to renewal by Mr. Concannon and the Company. Either Mr. Concannon or the Company may terminate the Second Concannon Agreement upon sixty days’ prior notice. On September 27, 2024, the Company and Mr. Concannon entered into an addendum to the Second Concannon Agreement to clarify the periods of service for which each tranche of shares would be issued as compensation.

Equity Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock may be granted at the discretion of the Board of Directors or a committee thereof.

Director Compensation

The following table sets forth the aggregate compensation paid to our non-employee director for the fiscal years ended June 30, 2025 and 2024.

Name and Principal Position	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Karl Strahl(1)	2025	-	5,534	-	-	-	-	5,534
Director	2024	-	-	-	-	-	-	-

(1)

Mr. Strahl was appointed as a member of the Board on May 1, 2025. On June 1, 2025, the Company issued 350,000 of the Company’s restricted shares of Common Stock to Karl Strahl, as part of the compensation package in the Director Appointment Agreement that the Company entered into with Karl Strahl on May 1, 2025. The fair value of 350,000 shares was $33,110 which was calculated based on stock price of $0.0946 per share on June 1, 2025 (date of final board approval and grant date), and is being amortized over the requisite service period from May 1, 2025 to April 30, 2026. During the year ended June 30, 2025, the Company charged $5,534 to selling, general and administrative expenses as Director’s fee.

Director Compensation Agreements

Karl Strahl

Mr. Strahl was appointed as a member of the Board on May 1, 2025. On the day of his appointment, we entered into a formal Agreement with Mr. Strahl for his service as a member of our Board. We agreed to pay Mr. Strahl pro-rated annual compensation of $35,000 payable in shares of our Common Stock, with such issuance to occur within 60 days of May 1, 2025.

Dr. Raymond Powell

For his services to the Company as a consultant, we entered into a services agreement with Dr. Powell on April 20, 2024(the “Powell Agreement”), pursuant to which Dr. Powell provides technical guidance on the development, validation, and large-scale implementation of our biochar-integrated asphalt technologies, helping our innovations meet rigorous performance and sustainability standards. Under the Powell Agreement, Dr. Powell receives compensation for the services provided in the form of shares of our Common Stock, to be issued in three tranches of one million shares each, with the first tranche issued on July 31, 2024, the second tranche on October 31, 2025, and the final tranche on October 31, 2026. The Powell Agreement additionally provides for reimbursement of certain travel expenses and a minimum time commitment of 32 hours per month to fulfill the agreed to services. The Powell Agreement terminates on the earlier of sixty (60) days’ advanced notice by either party and April 30, 2027, and additionally contains customary provisions regarding non-competition and non-disclosure.

Dr. Powell does not receive any compensation for his service to the Company as an independent director.

Outstanding Awards Fiscal Year End

None.

Compensation Recovery Policy

On October 23, 2025, our Board of Directors adopted a policy (commonly known as a “clawback” policy) which provides for the recovery of erroneously awarded incentive compensation to certain of our officers in the event that we are required to prepare an accounting restatement due to material noncompliance by us with any financial reporting requirements under the federal securities laws. This policy is designed to comply with Section 10D of the Securities Exchange Act of 1934, as amended, related rules and the listing standards of Nasdaq Stock Market or any other securities exchange on which our shares are listed in the future. The policy is administered by Board of Directors or, if so designated by the Board of Directors, a committee thereof. Any determinations made by the shall be final and binding on all affected individuals.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We currently grant equity awards to our employees at the discretion of the Board. We do not have a written policy regarding the timing of equity awards, but we do not grant equity awards in anticipation of the release of material nonpublic information, nor do we time the release of material nonpublic information based on equity award grant dates.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of October 20, 2025, we had 1,269,280,891 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share. The following table sets forth information with respect to the beneficial ownership of our Common Stock as of October 20, 2025:

•	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of the outstanding Common Stock of the Company;

•	each executive officer and director of the Company; and

•	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable or convertible, as the case may be, within 60 days of October 20, 2025. Shares of Common Stock issuable pursuant to such securities are deemed outstanding for computing the percentage of the person holding such securities and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, the combined Company believes, based on the information furnished to it, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (1)	Number	Percentage
Directors and officers
Jack Wong (2)	221,108,334	17.42%
Sherina Chui	-	-
Eric Bava (3)	115,612,717	9.11%
Jeremy P. Concannon (4)	3,845,011	*
Karl Strahl (5)	350,000	*
Raymond Lee Powell(6)	2,000,000	*
All directors and officers as a group (5 persons named above)	342,916,062	27.02%
5% or greater shareholders
BW Capital Ventures LLC (7)	330,813,912	26.06%
Taipan International Limited (8)	100,900,000	7.95%
Borneo Oil Berhad (9)	168,775,944	13.30%

* Less than 1%.

_____________

(1)

Applicable percentage ownership is based on 1,269,280,891 shares of Common Stock outstanding as of October 20, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise stated, the address of each noted person is 8112 Maryland Avenue, Suite 400, St. Louis, Missouri, 63105.

(2)

Jack Wong, our Chief Executive Officer and director, directly owns 5,237,139 shares of our Common Stock. Mr. Wong additionally has shared voting and dispositive power over the shares of our Common Stock owned by BW Capital Ventures LLC, an entity in which he owns a 65.25% equity interest. Mr. Wong disclaims beneficial ownership of the shares of our Common Stock owned by BW Capital Ventures LLC, other than to the extent he holds a pecuniary interest therein.

(3)

Eric Bava, our Chief Operating Officer and director, directly owns 670,000 shares of our Common Stock. Mr. Bava additionally has shared voting and dispositive power over the shares of our Common Stock owned by BW Capital Ventures LLC, an entity in which he owns a 34.75% equity interest. Mr. Bava disclaims beneficial ownership of the shares of our Common Stock owned by BW Capital Ventures LLC, other than to the extent he holds a pecuniary interest therein.

(4)	Jeremy P. Concannon, our Chief Growth Officer, directly owns 3,845,011 shares of our Common Stock.

(5)	Karl Strahl, our director, directly owns 350,000 shares of our Common Stock.

(6)	Dr. Raymond Lee Powell, our director, directly owns 2,000,000 shares of our Common Stock.

(7)	BW Capital Ventures LLC, an entity owned 65.25% by Mr. Wong and 34.75% by Mr. Bava, directly owns 330,813,912 shares of our Common Stock.

(8)

Taipan International Limited directly owns 100,900,000 shares of our Common Stock. Its address is Level 1, Lot 7, Block F, Sauking Commercial Building, Jalan Patau-Patau Labuan F.T. 87000, Malaysia. The control person of Taipan International Limited is Khoo Yong Ai.

(9)

Borneo Oil Berhad directly owns 168,775,944 shares of our Common Stock. Its address is 1st & 2nd Floor, Victoria Point Jalan Okk Awang Besar W.P. Labuan 87007, Malaysia. The control person of Borneo Oil Berhad is Joseph Lee Yok Min.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Of our directors, we have determined that Dr. Raymond Lee Powell is an “independent” director under the Nasdaq listing standards, while Jack Wong, Eric Bava, and Karl Strahl are not independent under such standards.

Transactions with Related Persons

Except as set forth below, there are no transactions during our two most recent fiscal years ended June 30, 2025, and 2024, or any currently proposed transaction, in which our Company was or to be participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our Directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

	For the Years ended
	June 30,
	2025	2024
Related party transactions:
Sale of property:
Mr. Jack Wong (#1)	$857,500	$-
Settlement of debt by shares
BOC(#2)	$675,888	$-

Related party balances:
	June 30,
	2025	2024
Amount due to director
Mr. Jack Wong (#1)	$209,640	$4,188

Promissory notes issued to related party
BOC (#2)	$-	$591,170

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

(#2) Borneo Oil Corporation Sdn. Bhd. (“BOC”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.4% of the Company’s issued and outstanding Common Stock as of June 30, 2025). On March 13, 2023, the Company and its former indirect wholly-owned subsidiary Champmark Sdn Bhd (“CSB”) entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s account payable to a related party, BOC by way of the issuance of a two year term promissory note with the principal amount of $675,888, and bearing 2% coupon interest. This promissory note was repayable by May 12, 2025, either in cash or by the issuance of the Company’s restricted Common Stock at a price of $0.07 per share at the discretion of the holder. A total of 9,655,542 shares of the Company’s restricted Common Stock were issued on August 16, 2024, to BOB, the appointed nominee of the creditor, to settle in full the total of $675,888 of CSB’s account payable to the creditor.

Policy Regarding Related Party Transactions

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel. As a general rule, conducting corporate business with a relative or significant other, or with a business in which a relative or significant other is associated in any significant role, should be avoided. Relatives include spouse, sister, brother, daughter, son, mother, father, grandparents, aunts, uncles, nieces, nephews, cousins, step relationships, and in-laws. Significant others include persons living in a spousal (including same sex) or familial fashion with an employee. We must report all such material related party transactions under applicable accounting rules, federal securities laws, SEC rules and regulations, and securities market rules. Any dealings with a related party must be conducted in such a way that no preferential treatment is given to such business.

Indemnification Under Articles of Incorporation and Bylaws

Our directors and officers are indemnified as provided by Nevada corporate law and our bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act.

ITEM 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2025, and 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K, and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2025	Year Ended June 30, 2024
Audit Fees (1)	$67,742	$49,382
Audit Related Fees (2)	$35,000	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$102,742	$49,382

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Exhibits

1. Consolidated Financial Statements

Our financial statements and the notes thereto, together with the report of our independent registered public accounting firm on those financial statements, are hereby filed as part of this Annual Report beginning on page F-1.

2. Financial Statement Schedules

All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibits

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

The following exhibits are included as part of this report:

Exhibit No.	Exhibit Description
2.1

Share Sale Agreement dated March 13, 2023, by and between Verde Resources Asia Pacific Limited and Jusra Mining Merapoh Sdn Bhd (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2023).

2.2

Shares Sale Agreement dated March 23, 2023, by and between Verde Resources (Malaysia) Sdn Bhd and Murugesu A/L M. Narasimha and Deivamalar A/P Kandiah (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2023).

3.1*	Amended Articles of Incorporation of the Registrant.
3.2	Amended and Revised Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 29, 2024).
4.1*	Description of Securities
10.1#+

License Agreement, dated October 10, 2025, by and between Verde Renewables, Inc. and Ergon Asphalt & Emulsions, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2025).

10.2

Joint Development Agreement between Verde Resources, Inc. and C-Twelve Pty Ltd dated May 19, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Second Amendment to its Current Report on Form 8-K, filed with the SEC on May 22, 2025).

10.3+

Addendum to Joint Development Agreement, Effective October 8, 2025, by and between Verde Resources, Inc. and C-Twelve Pty Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2025).

10.4

Purchase and Sale Agreement dated January 17, 2025, by and between Verde Estates LLC and TAFleer Properties LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 24, 2025).

10.5

Consulting Services Agreement dated November 29, 2024, by and between Verde Renewables, Inc. and AUM Media Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2024).

10.6

Service Agreement dated October 22, 2024, by and between Verde Resources, Inc. and GECA Environnement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 23, 2024).

10.7

Settlement of Debts Agreement dated March 13, 2023, by and between Verde Resources, Inc., Champmark Sdn Bhd, and Borneo Oil Corporation Sdn Bhd. (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 16, 2023).

10.8	Promissory Note of Verde Resources, Inc. dated March 13, 2023 (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 16, 2023).
10.9

Supplementary Agreement dated August 16, 2024, to that certain Settlement of Debts Agreement dated March 13, 2023, by and between Verde Resources, Inc. and Borneo Oil Corporation Sdn Bhd (incorporated by reference to Exhibit 10 of the Registrant’s First Amendment to its Current Report on Form 8-K, filed with the SEC on August 19, 2024).

10.10

Fixed Price Research Agreement dated June 27, 2024, by and between Verde Renewables, Inc. and Auburn University (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024).

10.11†

Services Agreements dated April 20, 2024, by and between Verde Resources, Inc. and Dr. Nam Tran and Dr. Raymond Powell (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).

54

10.12

Services Agreement dated October 23, 2023, by and between Verde Renewables, Inc. and Donald R. Fosnacht (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2023).

10.13

Services Agreement dated December 15, 2022, by and between Verde Resources, Inc. and Looi Pei See (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2022).

10.14

Product Distribution Agreement dated November 22, 2022, by and between Verde Life Inc. and Country Farms Sdn Bhd (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 25, 2022).

10.15*†+	Employment Agreement dated October 1, 2023, by and between Verde Renewables, Inc. and Eric Joseph Brava
10.16†

Offer Letter dated September 30, 2022, by and between Verde Resources, Inc. and Jack Wong (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 6, 2022).

10.17*†+	Employment Agreement dated July 29th, 2024, by and between Verde Renewables Inc. and Jeremy P. Concannon.
10.18*†+	Addendum to Employment Agreement dated September 27, 2024, by and between Verde Renewables Inc. and Jeremy P. Concannon
10.19*†+	Employment Agreement dated April 30, 2025, by and between Verde Renewables Inc. and Sherina Chui.
10.20*†	Director Appointment Agreement dated May 1, 2025, by and between the Registrant and Karl Strahl.
10.21*†+	Services Agreement dated July 31, 2024, by and between the Registrant and Jeremy P. Concannon.
10.22*†	Addendum to Employment Agreement dated May 1, 2025, by and between the Registrant and Eric Joseph Bava.
14.1*	Code of Business Conduct and Ethics
19.1*	Insider Trading Policies and Procedures
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of the Principal Executive Officer
32.2**	Section 1350 Certification of the Principal Financial Officer
97.1*	Executive Compensation Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

 _____________

 * Filed herewith.

** Furnished and not filed herewith.

† Indicates a management contract or compensatory plan, contract or arrangement.

# Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

+ Certain portions of this exhibit (indicated by “[*]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of October, 2025.

VERDE RESOURCES, INC.

By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sherina Chui
Sherina Chui
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jack Wong	Chief Executive Officer and Director	October 23, 2025
Jack Wong	(principal executive officer)

/s/ Sherina Chui	Chief Financial Officer	October 23, 2025
Sherina Chui	(principal financial and accounting officer)
/s/ Eric Bava	Director	October 23, 2025
Eric Bava

/s/ Karl Strahl	Director	October 23, 2025
Karl Strahl

/s/ Raymond Lee Powell	Director	October 23, 2025
Raymond Lee Powell

VERDE RESOURCES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2025 AND 2024

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VERDE RESOURCES, INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Verde Resources, Inc. and its subsidiaries (the ‘Company’) as of June 30, 2025 and 2024, and the related consolidated statement of operations and comprehensive income, stockholders’ equity and cash flows for the years ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Assessment of Intellectual Properties

As described in Note 8 to the consolidated financial statements, the intangible assets comprise intellectual properties acquired from third parties and were measured initially at fair value. The intellectual properties are classified as indefinite-lived intangible assets and are not being amortized. The Company’s evaluation of its acquired intellectual properties for potential impairment involved significant judgement. As disclosed in Note 8 to the financial statements, management performed a qualitative assessment to determine whether it is more likely than not that the intangible asset is impaired. This assessment considered various factors including macroeconomic conditions, industry and market trends, cost factors, overall financial performance, legal and regulatory environment factors and relevant internal reporting and management’s plans.

We identified the qualitative impairment assessment of the intellectual properties as a critical audit matter due to the subjective nature of management’s assumptions, the complexity of evaluating multiple qualitative factors, and the materiality of the asset to the financial statements. Auditing this matter required a high degree of auditor judgment and an increased extent of audit effort.

Our audit procedures related to the qualitative impairment assessment included the following:

i)	Evaluated the appropriateness of management’s qualitative assessment framework in accordance with ASC 350;

ii)	Discussions with key management of the Company to understand the future plans and direction of the Company;

iii)	Assessed the completeness and relevance of the qualitative factors considered by management;

iv)

Critically evaluated management’s assessment on a high level for their rationale and justification of the assumptions used and agreed these with external public data and signed agreements, where applicable;

v)	Interviewed operational personnel of the Company and corroborated the understanding of management’s future plans and their assumptions;

vi)

Obtained the internal forecasts prepared by management for the future direction of the Company and obtained an understanding of how the forecast indirectly related to the future use of the intellectual properties;

vii)	Reviewed the internal forecasts prepared by management including evaluation of the reasonableness of the assumptions used and agreed the key inputs to supporting documents;

viii)	Interviewed key management and a key supplier of the Company to confirm their commitment and readiness to support the Company in its plans;

ix)	Tested the mathematical accuracy of the internal forecasts prepared by management;

x)	Reviewed the disclosures in the consolidated financial statements to ensure compliance with the requirements of ASC 350.

/s/ J&S Associate PLT

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

October 23, 2025

VERDE RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2025	2024
ASSETS		(Re-presented)
Current asset:
Cash and cash equivalents	$1,021,112	$279,137
Deposits with banks	1,276,484	2,000,000
Accounts receivable	188,415	66,749
Inventories	284,561	309,144
Amounts due from related party	100	100
Prepaid share-based compensation- nonemployees	455,291	135,144
Prepayments	46,605	26,507
Other receivables and deposits	15,647	6,862

	3,288,215	2,823,643

Assets held for sale	4,000	606,043

Total current assets	3,292,215	3,429,686

Non-current assets:
Property, plant and equipment, net	1,574,984	2,916,006
Right of use assets, net	518,375	509,482
Intangible assets	33,503,771	33,160,631
Security deposit	80,000	80,000
Prepaid share-based compensation- nonemployees	126,047	65,522

Total non-current assets	35,803,177	36,731,641

TOTAL ASSETS	$39,095,392	$40,161,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,092	$91,533
Other payables	545,963	461,012
Deposit and accrued liabilities	371,837	83,671
Accrued share-based compensation for nonemployee	44,288	139,191
Accrued share-based compensation for employee	44,877	135,679
Finance lease liabilities	-	22,323
Finance lease liabilities – assets held for sale	-	603,252
Current portion of operating lease liabilities	38,311	24,881
Bank loan	-	211,440
Promissory notes to related party	-	591,170
Amount due to a director	209,640	4,188
Amounts due to related parties	324,974	385,550

Total current liabilities	1,634,982	2,753,890

Non-current liabilities:
Finance lease liabilities	-	86,565
Operating lease liabilities, net of current portion	91,639	4,602

Total non-current liabilities	91,639	91,167

TOTAL LIABILITIES	1,726,621	2,845,057

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,262,680,891 and 1,221,346,586 issued and outstanding as of June 30, 2025 and 2024	1,262,680	1,221,346
Additional paid-in capital	54,530,117	49,647,034
Accumulated other comprehensive income	(160,809)	(71,906)
Accumulated deficit	(18,263,181)	(13,480,204)
	37,368,807	37,316,270
Non-controlling interest	(36)	-
Stockholders’ equity	37,368,771	37,316,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,095,392	$40,161,327

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2025	2024
		(Re-presented)
Revenue, net	$133,202	$96,584

Cost of revenue	(51,789)	(62,978)

Gross profit	81,413	33,606

Operating expenses:
Selling, general and administrative expenses	(5,889,024)	(2,882,376)
Other operating expenses	(214,410)	(237,047)
Total operating expenses	(6,103,434)	(3,119,423)

LOSS FROM OPERATION	(6,022,021)	(3,085,817)

Other (expense) income:
Interest expense	(102,703)	(176,483)
Rental income	38,200	68,200
Gain from insurance claims	481,513	-
Unrealized foreign exchange gain	582,034	-
Gain on disposal of property, plant and equipment	164,624	-
Interest income	70,650	1,112
Other income	4,690	5,326
Total other income (expense), net	1,239,008	(101,845)

LOSS BEFORE INCOME TAXES	(4,783,013)	(3,187,662)

Income tax expense	-	(112)

NET LOSS	(4,783,013)	(3,187,774)

Net loss attributable to non-controlling interest	(36)	-
Net loss attributable to Verde Resources Inc., shareholders	(4,782,977)	(3,187,774)
	$(4,783,013)	$(3,187,774)

Other comprehensive income (loss):
- Foreign currency adjustment (expense) income	(88,903)	7,286

COMPREHENSIVE LOSS	$(4,871,916)	$(3,180,488)

Net loss per share
- Basic	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding (restated)
- Basic	1,237,480,587	1,185,900,492
- Diluted	1,237,480,587	1,185,900,492

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(4,783,013)	$(3,187,774)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	248,940	417,517
Amortization	102,857	115,359
Stock-based compensation-nonemployee	1,341,373	252,369
Stock-based compensation-employee	432,246	135,679
Stock-based compensation-director	5,534	-
Finance cost interest element of promissory notes (non-cash)	84,718	103,380
Operating lease expense	42,848	28,240
Deposit paid for acquisition of subsidiary written off	-	21,316
Impairment on accounts receivable	-	27,481
Impairment on other receivables	-	29,842
Impairment on property, plant and equipment	137,632	134,042
Impairment on advance to supplier	-	177,200
Impairment on assets held for sale	5,866	-
Write down of inventories	-	15,587
Unrealized foreign exchange gain	(582,034)	-
Gain from insurance claim	(481,513)	-
Loss on disposal of asset held for sale	2,877	-
Gain on disposal of property, plant and equipment	(164,624)	-
Inventories written off	-	5,978
Property, plant and equipment written off	-	3,979
Change in operating assets and liabilities:
Accounts receivable	(121,278)	(81,427)
Other receivables and deposits	(34,867)	(22,918)
Prepayments	(20,098)	(6,656)
Inventories	32,733	(235,677)
Accounts payables	(44,368)	19,725
Accrued liabilities and other payables	277,467	(38,160)
Advanced from director	205,581	(5,472)
Advanced from/to related parties	(61,206)	30,640
Repayment of operating lease liabilities	(38,442)	(28,240)
Net cash used in operating activities	(3,410,771)	(2,087,990)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	943,300	-
Proceeds from disposal of property, plant and equipment	947,995	-
Proceeds from insurance recoveries	541,221	-
Withdrawal of deposit with bank	750,000	-
Placement of deposit with bank	-	(2,000,000)
Purchase of property, plant and equipment	(378)	(16,646)
Net cash provided by (used in) investing activities	3,182,138	(2,016,646)

Cash flows from financing activities:
Repayment to lease liabilities	(712,140)	(138,156)
Proceeds of bank loan	-	50,000
Repayment of bank loan	(211,440)	(29,560)
Advanced from other payables	-	136,983
Proceeds from issuance of common stock and common stock to be issued	1,983,000	4,108,379
Refund from cancellation of common stock	(80,000)	-
Net cash provided by financing activities	979,420	4,127,646

Net change in cash and cash equivalent	750,787	23,010

Foreign currency translation adjustment	(8,812)	55,718

Net change in cash and cash equivalents	741,975	78,728

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	279,137	200,409

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$1,021,112	$279,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$16,247	$59,566

SUPPLEMENTAL NONCASH DISCLOSURE:
Share issuance for employee compensation	392,903	$-
Promissory Note to related party settled by Company’s restricted Common Stock	675,888

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Re-presented)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Non- controlling	Total stockholders’
	No. of shares	Amount	capital	income (loss)	deficit	interest	equity

Balance as of July 1, 2023	1,176,200,278	$1,176,200	$45,415,958	$(79,192)	$(10,292,430)	$-	$36,220,536

Shares issued to service provider	1,000,000	1,000	133,000	-	-	-	134,000
Shares issued for private placement	44,651,232	44,651	4,273,556	-	-	-	4,318,207
Cancellation of non-vested shares	(504,924)	(505)	(175,480)	-	-	-	(175,985)
Net loss for the year	-	-	-	-	(3,187,774)	-	(3,187,774)
Foreign currency translation adjustment	-	-	-	7,286	-	-	7,286

Balance as of June 30, 2024	1,221,346,586	$1,221,346	$49,647,034	$(71,906)	$(13,480,204)	-	$37,316,270

Balance as of July 1, 2024	1,221,346,586	$1,221,346	$49,647,034	$(71,906)	$(13,480,204)	-	$37,316,270

Share issued for private placement	21,202,213	21,202	1,961,798	-	-	-	1,983,000
Shares issued to service provider	8,856,550	8,856	1,808,091	-	-	-	1,816,947
Shares issued to employee, vested portion	2,070,000	2,070	520,978	-	-	-	523,048
Shares issued for as settlement of promissory notes	9,655,542	9,656	666,232	-	-	-	675,888
Shares cancelled	(800,000)	(800)	(79,200)	-	-	-	(80,000)
Shares issued to director, vested portion	350,000	350	5,184	-	-	-	5,534
Net loss for the period	-	-	-	-	(4,782,977)	(36)	(4,783,013)
Foreign currency translation adjustment	-	-	-	(88,903)	-	-	(88,903)

Balance as of June 30, 2025	1,262,680,891	$1,262,680	$54,530,117	$(160,809)	$(18,263,181)	(36)	$37,368,771

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Verde Resources, Inc. (the “We” or “Company” or “VRDR”) was incorporated on April 22, 2010, in the State of Nevada, U.S.A.

The Company is a road construction and building materials company offering proprietary, environmentally sustainable materials, with the goal to drive innovations that enhance sustainability and advance environmental stewardship. By integrating biochar, a highly effective carbon sequester and performance enhancer, the Company intends to facilitate the industry’s transition to zero emissions. The Company believes its approach reduces greenhouse gas (“GHG”) emissions, optimizes the use of native soils and recycled materials, speeds installation, and improves efficiency while cutting costs. Since June 2023 the Company’s strategic focus has been on testing the Company’s biochar asphalt technology through the Company’s subsidiary, Verde Renewables Inc., at the National Center for Asphalt Technology (NCAT) test track. This endeavor with NCAT is rigorously testing the Company’s innovative biochar asphalt technology, which is intended to provide superior performance, environmental sustainability, and the generation of carbon removal and avoidance credits.

In December 2024, Verde Resources, in collaboration with C-Twelve, successfully demonstrated its pioneering biochar-asphalt technology at the NCAT test track in Auburn, Alabama. The project showcased the ability to retrofit an existing asphalt plant to produce cold-mix biochar asphalt under winter conditions without the use of heat, solvents, or odors, resulting in an estimated 50% increase in installation efficiency compared to conventional methods.

The demonstration sequestered approximately eight (8) tons of carbon, verified and certified under Puro.earth in collaboration with Oregon Biochar Solutions. This achievement marked what the Company believes to be the world’s first carbon removal credits generated through asphalt production and installation. The credits, issued and sold in April 2025, were pre-purchased by one of the world’s largest financial institutions focused on Carbon Dioxide Removals (CDRs). The Company refers to this integrated model of combining low-carbon materials, operational efficiency, and verified carbon removal credit generation as the “Verde Net Zero Blueprint.”

In July 2025 the Company received early validation based on performance results from NCAT which demonstrated consistent durability, particularly under low-volume roadway conditions. Further in September 2025, NCAT’s latest evaluation of Verde’s cold recycling mix using 100% reclaimed asphalt pavement (“RAP”) from laboratory testing demonstrated that Verde’s cold-recycled mix not only meets but exceeds industry specifications for cold-recycled asphalt. Results showed superior cohesion, high tensile strength ratio (“TSR”), and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

Puro.earth, the crediting platform for durable carbon removal, has officially registered the Company as a Carbon Removal Credit supplier as part of its Accelerate program. This registration was formalized through a platform agreement signed in April 2023. The Company’s endeavors are positioned to potentially create additional revenue opportunities through the generation of carbon removal credits (CORCs). The Company believes that the generation of CORCs and the demand for CORCs incentivizes the broader adoption of climate technologies and enables the Company to supply these credits to companies seeking to offset their carbon footprint in pursuit of net-zero objectives. Simultaneously, this approach creates the potential for an additional and substantial revenue stream for the Company.

The Company’s current priority is the successful commercialization of its technology in North America, and if that commercialization is successful, the Company intends to introduce the same blueprint in Malaysia. Ongoing discussions with PLUS Malaysia, the country’s largest highway operator, signal a growing demand for biochar in the region. This demand, coupled with the certification, could enable the BioFraction™ plant to secure a reliable client, ensuring the resumption of normal operations in Malaysia with the potential for significant scale-up over time.

During the years ended June 30, 2025, and 2024, the Company achieved the following major milestones on its path to commercialization of its biochar-asphalt technology and achieving “net-zero”:

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On June 27, 2024, the Company entered into an agreement with The National Center for Asphalt Technology at Auburn University ("NCAT") to undertake a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” (the “Project”). The Project, led by Dr. Nam Tran, Associate Director and Research Professor at NCAT, involved a comprehensive performance testing on the NCAT Test Track in Opelika, Alabama. This facility, sponsored by various state Departments of Transportation (DOTs) and in partnership with the Minnesota Road Research Facility (MnROAD), is dedicated to advancing sustainable pavement technologies.  Success in this Project is expected to drive widespread adoption of a net-zero road construction blueprint by DOTs across the United States and the federal DOT. The Project commenced on June 24, 2024, and is expected to conclude on September 30, 2027, with the first draft of the final report expected in Spring 2027.

On August 14, 2024, the Company entered into a Memorandum of Understanding (the “NPI MOU”) with Nature Plus Inc. (“NPI”) to formalize the collaboration on the NCAT Project referred to above Test Track Project (the “Project”) and explore subsequent business opportunities arising from the successful completion of the Project. The Project involved the application of TerraZyme technology for the stability of subgrade and base layers, with the overarching goal of advancing road construction methodologies. The Company and NPI will jointly develop mixed designs and materials incorporating biochar, aimed at enhancing performance and promoting carbon sequestration. The NPI MOU shall be effective until December 31, 2026, or until replaced by a subsequent distributor agreement. Upon the successful completion of the Project, the Company and NPI intend to continue the collaboration on future initiatives, including soil stabilization and material development, carbon removal credits, certification and compliance, and exclusive rights to distributing TerraZyme.

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

On October 18, 2024, the Company entered into a binding Term Sheet with C-Twelve Pty Ltd (“C-Twelve”), a corporation incorporated in Western Australia, granting the Company (i) an exclusive license to utilize its proprietary binder and biochar asphalt mixed designs (the “Licensed Technology”) for the production and commercialization of asphalt surfacing-related products (the “End Products”) within the United States of America and (ii) the first right of refusal to extend the exclusive licensing of the Licensed Technology to other countries and territories subject to terms and conditions to be mutually agreed upon. Subsequently on May 19, 2025, the Company and C-Twelve entered into a definitive agreement, namely the Joint Development Agreement (“C-Twelve Agreement”) which provides for a 10 year license commencing May 19, 2025.

On October 10, 2025, Verde Renewables entered into a license agreement with Ergon, pursuant to which the Company granted an exclusive, non-transferable license to use, manufacture, commercialize, market, sell and distribute any product that contains or is manufactured or formed by Ergon using Verde V24 in the United States, Canada, and Mexico, in exchange for Ergon agreeing to purchase Verde V24 at a fixed price (which is inclusive of all fees associated with the license, but subject to consumer price index adjustments) for use in Ergon’s asphalt road materials products.

As of June 30, 2025, the Company has the following subsidiaries:

Company name	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”)	Malaysia	Manufacturing and distribution of renewable agricultural commodities, and provision of consultation services related thereto	100%

Verde Renewables, Inc. (“VRI”)	State of Missouri, U.S.A.	Trading of building materials and management of a processing and packaging facility	100%

VerdePlus Inc. (“VerdePlus”) *	State of Missouri, U.S.A.	Production of low-carbon building materials	55%

Verde Life Inc. (“VLI”)	State of Oregon, U.S.A.	Development of health and wellness products formulated with natural plant extracts derived from crops cultivated using biochar.	100%

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting service, PR, branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri, U.S.A.	Holding real property	100%

Bio Resources Limited (“BRL”)	Labuan, Malaysia	Proprietor of pyrolysis technology	100%

* On October 16, 2024, a new subsidiary, VerdePlus, Inc was incorporated in the State of Missouri, USA with an equity interest of 55%.

Unless context indicates otherwise, Verde Resources, Inc. and its subsidiaries are hereinafter referred to as the “Company.”

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

·	Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

·	Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Significant accounting estimates reflected in the Company’s consolidated financial statements include the useful lives of plant and equipment, impairment of long-lived assets (including intangible assets), allowance for expected credit losses, revenue recognition, share based compensation, deferred taxes and uncertain tax position.

The inputs into the management’s judgments and estimates consider the geopolitical tension, inflationary and high-interest rate environment and other macroeconomic factors on the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

·	Basis of Consolidation

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

·	Segment Reporting

Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

•	Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, deposit with banks and accounts receivable. The Company places its cash and cash equivalents and bank deposits with financial institutions of high credit worthiness. At times, its cash and cash equivalents and bank deposits with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

•	Risks and Uncertainties

The Company newly operates in the supply of net zero road constructions and building materials are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with a production operation for renewable commodities, including the potential risk of business failure.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, which are readily convertible to known amounts of cash and that mature within three months or less from the date of purchase, which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,021,112 and $279,137 in cash and cash equivalents at June 30, 2025 and 2024.

At June 30, 2025, and 2024, cash and cash equivalents consisted of petty cash on hand and cash in banks.

•	Deposits with Banks

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

•	Accounts Receivables

Accounts receivables are recognized and carried at amortized cost. The Company maintains an allowance for expected credit loss to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. Bad debts are written off against allowances. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of June 30, 2025, and 2024, the longest credit term for certain customers are 60 to 90 days.

At June 30, 2025 and 2024, the allowance for expected credit loss for accounts receivables amounted to $0 and $27,481 respectively, and for other receivables amounted to $33,939 and $29,842 respectively.

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

As of June 30, 2025, and 2024, the write down of inventories amounted to $0 and $15,587 respectively, and inventories written off amounted to $0 and $5,978 respectively.

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

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

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

Depreciation expense for the years ended June 30, 2025 and 2024 totaled $248,940 and $417,517, respectively.

As of June 30, 2025, and 2024, the impairment loss on plant and machinery amounted to $137,632 and $134,042 respectively, and plant and machinery written off amounted to $0 and $3,979 respectively.

•	Intangible Assets

Intangible assets acquired from third parties are measured initially at fair value and those with an infinite live are not amortized. The Company annually evaluates the recoverability of the infinite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. To test indefinite-lived intangible assets for impairment, the Company first performs a qualitative assessment to determine if it is more likely than not that the carrying amount of each of its indefinite-lived intangible assets exceeds its fair value. If it is, a quantitative assessment is required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions and changes in projected future cash flows. The quantitative assessment compares the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. If such a review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

As of June 30, 2025, and 2024, the Company did not record an impairment on the intangible assets.

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

The impairment loss on assets held for sale for the years ended June 30, 2025 and 2024 was $5,866 and $0 respectively.

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

As of June 30, 2025, and 2024, the Company recorded a write-off of $0 and $177,200 respectively.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

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

The Company derives its revenue from the sale of products and services in its role as a principal.

•	Rental income

Rental income is recognized on a straight line basis over the term of the respective lease agreement.

•	Cost of Revenue

Cost of revenue consists primarily of the cost of goods sold, which are directly attributable to the sales of products.

•	Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. The Company uses rate implicit in the lease to determine the present value of future lease payments to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC Topic 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

The Company recognized no impairment of ROU assets as of June 30, 2025, and 2024.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the consolidated balance sheets at June 30, 2025 and 2024.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the years ended June 30, 2025, and 2024.

•	Foreign Currencies Translation

The Company’s reporting currency is the United States dollar (“US$”) and the accompanying consolidated financial statements have been expressed in United States dollars. The Company and its subsidiaries in the United States have functional currency of US$ whereas the functional currency of the Company’s subsidiaries in Malaysia is Malaysian Ringgit (“MYR”). The functional currencies represent the primary currencies of the economic environment in which the respective companies’ operations are conducted.

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

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	June 30, 2025	June 30, 2024
Year-end MYR:US$ exchange rate	0.23650	0.21199
Annualized average MYR:US$ exchange rate	0.22874	0.21316

•	Comprehensive Income

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

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Non-controlling Interest

The Company accounts for non-controlling interest in accordance with ASC Topic 810-10-45, which requires the Company to present non-controlling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to the non-controlling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

•	Net Loss per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Non-vested share-based payment awards are excluded from the basic EPS calculation. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued, including those granted but are non-vested and are non-forfeitable, and if the additional common shares were dilutive.

For the years ended June 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted average common shares, due to the Company’s net loss position. Hence no common stock equivalents were included in the computation of diluted net loss per shares since such inclusion would have been antidilutive.

•	Stock Cancellation and Reissuance Policy

The Company may cancel shares of its Common Stock that have been repurchased or otherwise reacquired, including shares acquired through share repurchase programs or forfeited under equity compensation plans. Canceled shares are retired and removed from the issued and outstanding share count in accordance with applicable corporate law and the Company’s Articles of Incorporation.

Upon cancellation, the par value of the shares is deducted from common stock, and any excess of repurchase cost over the par value is charged against additional paid-in capital (APIC) or retained earnings, as applicable. If the original issuance price is not known or determinable, the cost is first charged to APIC to the extent available, with any remaining amount charged to retained earnings.

The Company accounts for reissuance of treasury shares in accordance with ASC 505-30 – Equity: Treasury Stock. Treasury shares may be reissued for various purposes, including the settlement of employee equity awards, acquisitions, or other corporate purposes.

When treasury shares are reissued:

•	The proceeds received upon reissuance are credited to treasury stock at the cost of the shares.

•	Any difference between the reissuance price and the cost of the treasury shares is recorded as an adjustment to Additional Paid-In Capital (APIC).

-	If the reissuance price exceeds the cost, the excess is credited to APIC.

-	If the reissuance price is less than the cost and APIC related to treasury stock transactions is insufficient to absorb the difference, the remainder is charged to Retained Earnings.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company uses the cost method to account for treasury stock transactions. Reissued shares are included in the number of shares issued and outstanding as of the date of reissuance.

•	Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment arrangements related to the acquisition of goods and services from both non-employees and employees based on fair values of the shares at grant date. Market prices of the Company’s Common Stock at the respective issuance date, which represents the date of the final board approval for the issuance of the shares, is concluded to be the grant date, in accordance with ASC 718. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Prepaid share-based compensation is recorded when the Company issues fully vested, nonforfeitable share-based payment awards to nonemployees on the grant date, when the nonemployee earns the right to receive and where no specific performance is required by the nonemployee to retain those equity instruments, in accordance with ASC 718-10-45-3. The prepayment is recorded where the shares are issued before the financial year end in accordance with the grant date and represents the fair value of goods or services that are to be received from the nonemployee subsequent to the financial year end.

Compensation cost for awards that do not have an established accounting grant date, but for which the service inception date has been established is based on the best estimate of fair value of Company's Common Stock at the end of each reporting period and a corresponding accrual is recorded. During the financial year ended June 30, 2025 and 2024, $89,165 and $274,870 respectively, were recorded as accrued compensation cost for these share-based payment arrangements.

Share-based compensation cost is recognized over the requisite service period for employees and over the vesting period for nonemployees. The Company’s accounting policy is to recognize forfeitures as they occur.

During the financial year ended June 30, 2025 and 2024, $1,341,373 and $252,369 respectively, were recorded as share based compensation expenses for non-employees.

During the financial year ended June 30, 2025 and 2024, $432,246 and $135,679  respectively, were recorded as share based compensation for employees.

During the financial year ended June 30, 2025 and 2024, $5,534 and $0 respectively, were recorded as share based compensation for director.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Commitments and Contingencies

The Company follows the ASC 450-20, Contingencies, to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, deposits with bank, loan and fee receivable, prepayments and other receivables, amounts due from related parties, accrued liabilities and other payables, loans payable, amounts due to related parties approximate their fair values because of the short maturity of these instruments.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Recent Accounting Pronouncements

During the year ended June 30, 2025, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. The key amendments include annual and interim disclosures of significant expenses and other segment items that are regularly provided to the chief operating decision maker and included within each reported measure of profit or loss, as well as any other key measure of performance used for segment management decisions. This ASU also requires disclosure of key profitability measures used in assessing performance and how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard for the fiscal year beginning July 1, 2024 and this standard did not have a material impact on the Company’s results of operations, cash flows, financial condition, or disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s income tax information, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in both the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024. The guidance is to be applied on a prospective basis with the option to apply the standard retrospectively; this ASU allows for early adoption. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share based payment arrangements within the scope of ASC 718. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025 01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Induced Conversions of Convertible Debt Instruments (Topic 470), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In March 2025, the FASB issued ASU No. 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In May 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). ASU 2025-04 revises the definition of the term performance condition for share-based consideration payable to a customer to incorporate conditions that are based on the volume or monetary amount of a customer’s purchases or potential purchases. ASU 2025-04 also eliminates the policy election to account for forfeitures as they occur for awards with service conditions. ASU 2025-04 also clarifies that ASC 606 variable consideration guidance does not apply to share-based payments to customers; instead, vesting probability should be assessed solely under ASC 718, Compensation—Stock Compensation. ASU 2025-04 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-04 may be applied on either a modified retrospective basis or on a retrospective basis. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believes the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 - BUSINESS SEGMENT INFORMATION

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

The operating results of the reportable segments for the years ended June 30, 2025, and 2024 is shown in the following tables:

	Year ended June 30, 2025
	Trading and production of building materials and renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$130,258	$-	$-	$2,944	$133,202
Cost of revenue	(49,645)	-	-	(2,144)	(51,789)
Gross profit	80,613	-	-	800	81,413
Selling, general & administrative expenses	(4,457,865)	(228,546)	(12,229)	(1,190,384)	(5,889,024)
Other operating expenses	(214,410)	-	-	-	(214,410)
Loss from operations	(4,591,662)	(228,546)	(12,229)	(1,189,584)	(6,022,021)
Interest expense	(16,247)	-	-	(86,456)	(102,703)
Rental income	-	38,200	-	-	38,200
Unrealized foreign exchange gains	2,892	-	-	579,142	582,034
Gain from insurance claim	-	481,513	-	-	481,513
Gain on disposal of property, plant and equipment	3,468	161,156	-	-	164,624
Interest income	70,650	-	-	-	70,650
Other income	-	4,690	-	-	4,690
(Loss) income before income tax	(4,530,899)	457,013	(12,229)	(696,898)	(4,783,013)
Income tax	-	-	-	-	-
Segment (loss) income	$(4,530,899)	$457,013	$(12,229)	$(696,898)	(4,783,013)

Total assets at June 30, 2025	$7,823,834	$247	$30,194,361	$1,076,950	$39,095,392

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended June 30, 2024
	Production and distribution of renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$91,356	$-	$-	$5,228	$96,584
Cost of revenue	(58,343)	-	-	(4,635)	(62,978)
Gross profit	33,013	-	-	593	33,606
Selling, general & administrative expenses	(1,985,104)	(110,294)	(4,466)	(782,512)	(2,882,376)
Other operating expenses	(237,047)	-	-	-	(237,047)
Loss from operations	(2,189,138)	(110,294)	(4,466)	(781,919)	(3,085,817)
Interest expense	(59,566)	-	-	(116,917)	(176,483)
Rental income	-	68,200	-	-	68,200
Interest income	1,112	-	-	-	1,112
Other income	623	-	227	4,476	5,326
Loss before income tax	(2,246,969)	(42,094)	(4,239)	(894,360)	(3,187,662)
Income tax	-	-	-	(112)	(112)
Segment loss	$(2,246,969)	$(42,094)	$(4,239)	$(894,472)	$(3,187,774)

Total assets at June 30, 2024	$7,923,251	$1,201,186	$30,193,231	$843,659	$40,161,327

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Years ended June 30,
	2025	2024

Malaysia	$4,782	$34,024
United States of America	128,420	62,560
	$133,202	$96,584

NOTE 4 - DEPOSIT WITH BANKS

At June 30, 2025, and 2024, the interest rates and maturities of deposits with banks are 1.98% to 4.64% (June 30, 2024: 4.64%) per annum and 120 to 270 days (June 30,2024 :120 to 365 days), respectively.

NOTE 5 - INVENTORIES

Inventories as of June 30, 2025 and 2024 consisted of the following:

	As of June 30,
	2025	2024

Manufactured bio produce	$77,399	$70,560
Trading goods	207,162	238,584
	$284,561	$309,144

Trading goods represent bio asphalt products purchased from an external supplier.

NOTE 6 – OTHER RECEIVABLE, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments as of June 30, 2025 and 2024 consisted of the following:

	As of June 30,
	2025	2024

Deposits	6,781	4,775
Other receivables	41,976	31,929
	48,757	36,704
Less: impairment on other receivables	(33,110)	(29,842)
Other receivables and deposits, net	15,647	6,862
Prepayments	46,605	26,507
Prepaid share based compensation – nonemployees (current portion)	455,291	135,144
	$517,543	$168,513

Prepaid share based compensation – nonemployees (non-current portion)	$126,047	$65,522

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at June 30, 2025 and 2024 is as follows:

	As of June 30,
	2025	2024

Land and building	$-	$1,258,360
Plant and machinery	1,843,774	1,875,761
Office equipment	6,161	6,168
Computers	14,233	13,908
Motor vehicles	4,240	140,989
Furniture and fittings	4,421	16,359
Renovation	4,431	4,431
	1,877,260	3,315,976
Less: accumulated depreciation	(480,820)	(382,141)
Foreign exchange adjustment	178,544	(17,829)
	$1,574,984	$2,916,006

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Depreciation expense for the years ended June 30, 2025 and 2024 totaled $248,940 and $417,517, respectively.

Impairment loss on property, plant and equipment for the years ended June 30, 2025 and 2024, were $137,632 and $134,042, respectively, which relates to assets intended to be disposed and accordingly transferred to assets held for disposal at its net carrying value of $350,000 and $606,043 respectively.

Plant and machinery written off for the years ended June 30, 2025 and 2024 amounted to $0 and $3,979 respectively.

Land and building with net carrying amount of $0 at June 30, 2025 ($701,817 at June 30, 2024) was pledged to a financial institution for facilities granted.

Plant and machinery and motor vehicles with carrying values of $0 at June 30, 2025 ($7,688 and $98,362 respectively at June 30, 2024) are acquired under financing arrangements.

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

NOTE 8 – INTANGIBLE ASSETS

The intangible assets comprise (i) a global intellectual property (“IP”) of $30,192,771 known as “Catalytic Biofraction Process”, whereby, subsidiary Bio Resources Limited (“BRL”) is the beneficial and/or registered proprietor and (ii) an exclusive license assigned to Verde Malaysia for the operation of the IP in the state of Sabah, Malaysia of MYR 14,000,000 ($3,311,000).

The “Catalytic Biofraction Process” is a slow pyrolysis process using a proprietary catalyst to depolymerize palm biomass waste (empty fruit bunches or palm kernel shells) in temperature range of 350 degrees Celsius to 500 degrees Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like palm biomass waste is used as feedstock. Upon fulfilling UN’s (United Nations) ACM 22 protocol as well as LCA (Life Cycle Assessment) requirements, it is anticipated that the by-products from this IP would lead to certification and issuance of Carbon Avoidance Credits as well as Carbon Removal Credits to generate carbon revenue for the Company.

The Company has identified these intangible assets as indefinite life intangible assets as there are currently no legal, competitive, economic or other factors that materially limit the useful life of the Company’s intangible assets.

ASC 350-30-35, Intangibles - Goodwill and Other, provides for an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

As of June 30, 2025, the Company performed a qualitative assessment, during the fourth quarter of 2025, to determine whether it was more likely than not that the carrying amounts of its intangible assets were impaired. This assessment considered a number of qualitative factors, including but not limited to:

•	Macroeconomic conditions,
•	Industry and market trends,
•	Cost factors,
•	Overall financial performance of the asset,
•	Legal and regulatory environment, and
•	Relevant internal reporting and management’s plans.

Based on this qualitative assessment, management did not identify any events or changes in circumstances that would indicate that the carrying amounts of the Company’s intangible assets are not recoverable. The qualitative impairment assessment of the indefinite intangible assets indicated that the fair value of such assets exceeded their carrying value and therefore were not at risk of impairment. Accordingly, no quantitative impairment test was deemed necessary, and no impairment losses were recognized for the year ended June 30, 2025.

The Company performed a quantitative assessment during the fourth quarter of 2024. As of the date of the annual assessment for 2024, management’s impairment assessment of the indefinite intangible assets indicated that the estimated fair value of the Company’s intangible assets exceeded their carrying values and therefore no impairment losses were recognized for the year ended June 30, 2024.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 9 – ASSETS HELD FOR SALE

At June 30, 2025 and 2024, assets held for sale are as follows:

	As of June 30,
	2025	2024

Plant and machinery	$-	$213,494
Motor vehicles	9,866	392,549
	9,866	606,043
Less: impairment	(5,866)	-
	$4,000	$606,043

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

On June 27, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), a company incorporated in the State of Missouri, U.S.A, entered into a Consignment Contract with ED’s Machinery LLC (“EDM”) to dispose plant and machinery and motor vehicles with a carrying amount of $606,043. The disposal was pending completion as at June 30, 2024, and thus the assets had been presented separately in the balance sheets as assets held for sale. The disposal of assets with carrying values totaling $596,176 was completed as of December 31, 2024. The remaining asset comprises a vehicle that will be sold for its parts, and accordingly, an impairment of $5,866 was recognized during the period.

Plant and machinery and motor vehicles with carrying values of $0 and $0 at June 30, 2025 ($168,994 and $350,217 as of June 30, 2024), were acquired under financing arrangements.

Impairment loss on assets held for sale for the years ended June 30, 2025 and 2024 were $5,866 and $0 respectively.

NOTE 10 - DEPOSITS PAID

At June 30, 2025 and 2024, deposits consist of the following:

	As of June 30,
	2025	2024
Security deposit
- Factory site (#2)	$80,000	$80,000

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

NOTE 11 – BANK LOAN

The bank loan as of June 30, 2024, represented a rolling facility to a maximum principal of $250,000 and was secured by deed of trusts from VRDR, land and building of VEL and a subsidiary who acts as guarantor for the performance of debts. The pledge was released on January 17, 2025, with the disposal of the land and building as mentioned in Note 9, and the full settlement of the loan. The interest on loan was fixed at the rate of 5.25%. per annum.

For the years ended June 30, 2025 and 2024, the interest expense amounted to $10,879 and $13,640 respectively.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 12 - AMOUNTS DUE TO/FROM RELATED PARTIES AND DIRECTOR

The following breakdown of the balances due to related parties and director, consisted of:-

	As of June 30,
	2025	2024
Amount due to related parties
Borneo Oil Corporation Sdn. Bhd (“BOC”) (#2)	$72,869	$70,677
Borneo Oil Berhad (“BOB”) (#1)	3,007	3,007
Taipan International Limited (#3)	119,153	119,153
Borneo Energy Sdn Bhd (#1)	16,356	14,599
Victoria Capital Sdn Bhd (#4)	5,913	93,270
UnitiMart Sdn Bhd (#1)	-	7,782
Makin Teguh Sdn Bhd (#1)	19,379	19,379
J. Ambrose & Partners (#5)	75,904	48,588
SB Resorts Sdn Bhd (#2)	6,622	2,120
SB Supplies & Logistics Sdn Bhd (#1)	4,612	5,936
Borneo Eco Food Sdn. Bhd. (#1)	1,159	1,039
	$324,974	$385,550

Amount due from a related party
Vetrolysis Limited (#6)	$100	$100

Amount due to director
Mr. Jack Wong (#7)	$209,640	$4,188

(#1) Borneo Oil Berhad (“BOB”) is the ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn. Bhd., SB Supplies & Logistic Sdn. Bhd. and UnitiMart Sdn. Bhd., (holding 13.4% of the Company’s issued and outstanding Common Stock as of June 30, 2025). Makin Teguh Sdn Bhd is an associate of BOB. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#2) SB Resorts Sdn. Bhd. and Borneo Oil Corporation Sdn. Bhd. (“BOC”) are wholly owned subsidiaries of Borneo Oil Berhad (“BOB”) (holding 13.4% of the Company’s issued and outstanding Common Stock as of June 30, 2025). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#3) Taipan International Limited is one of the shareholders of the Company and held 15.4% of the Company’s issued and outstanding Common Stock as of June 30, 2025. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#4) Victoria Capital Sdn. Bhd. is one of the shareholders of the BOB (holding 7.8% if BOB’s shares) and also is a direct shareholder of Company, holding 0.2% of the Company’s issued and outstanding Common Stock as of June 30, 2025. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#5) J. Ambrose & Partners is controlled by J Ambrose who is one of the shareholders of the Company, and he held 1.6% of the Company’s issued and outstanding Common Stock as of June 30, 2025. He is also a substantial shareholder of BOB. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#6) Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited.

(#7) Mr. Jack Wong is the Chief Executive Officer of the Company effective October 1, 2022. Further, Jack Wong was re-elected Director of the Company by Waiver and Consent of Shareholders, effective March 30, 2024. This represents remaining balance of the special bonus of $1.25 million to CEO Jack Wong approved by the Board of the Company on December 9, 2024. On December 10, 2024, CEO Jack Wong entered into a Sale and Purchase Agreement (“Agreement”) to purchase the Property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 (“Property”) owned by Verde Renewables Inc (“VRI”), for a current market value of $857,500.The Board also approved the option for this amount to be repaid through monthly installments deducted from the bonus over 26 pay cycles starting from January 2025. This transaction shall be structured as a sale and purchase agreement between the Company and CEO Jack Wong, with no cash exchange involved. The remaining balance of the bonus shall be allocated to cover any taxes associated with the bonus on behalf of CEO Jack Wong

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 13 - PROMISSORY NOTE TO RELATED PARTY

	As of June 30,
	2025	2024

Promissory Note to related party	$-	$591,170

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	As of June 30,
	2025	2024

Balance at the beginning of year	$591,170	$487,790
Accretion of liability	84,718	103,380
Converted to Company’s restricted Common Stock	(675,888)	-
Balance at the end of year	$-	$591,170

On March 13, 2023, the Company and its former indirect wholly-owned subsidiary Champmark Sdn Bhd (“CSB”) entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s account payable to a related party, Borneo Oil Corporation Sdn Bhd (“BOC”) by way of the issuance of a two year term Promissory Note with the face value (principal) amount of $675,888, and bearing 2% coupon interest. The Note was repayable by May 12, 2025, either in cash or by the issuance of the Company’s restricted Common Stock priced at $0.07 per share at the discretion of the holder of the Promissory Note. The fair value of the Promissory Note of $481,023 was calculated using the net present value of estimated future cash flows with the assumptions of risk free rate at 4.03%, credit spread of 11.6% and liquidity risk premium of 5.6%. On August 16, 2024, the Company entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total amount of $675,888 into 9,655,542 shares of the Company’s restricted Common Stock at the agreed conversion price of $0.07 per share for issuance on August 16, 2024. A total of 9,655,542 shares of the Company’s restricted Common Stock were issued on August 16, 2024, to Borneo Oil Berhad, the appointed nominee of the Creditor, to settle in full the total of $675,888 of CSB’s account payable to the Creditor. In accordance with ASC 470-50-40-2 and ASC 850, the Company accounted for this transaction by derecognizing the liability at its carrying amount and recognizing the corresponding entry within equity. As the transaction involved a related party, no gain or loss was recognized in the consolidated statements of operations. The issuance of equity in satisfaction of debt is classified as a non-cash financing activity and is disclosed as such in the consolidated statements of cash flows.

As of August 16, 2024, there were no remaining balances payable to or receivable from BOC related to this transaction.

The Company recorded accretion of liability on promissory notes of $84,718 and $103,380 and presented as interest expense on promissory notes for the year ended June 30, 2025 and 2024, respectively. Interest on promissory note at 2% were $1,738 and $13,536 for the year ended June 30, 2025 and 2024, respectively.

NOTE 14 - LEASES

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	As of June 30,
	2025	2024

Assets
Right-of-use asset (#1)	$720,000	$720,000
Right-of-use assets (#2)	162,092	64,910
Total RoU assets	$882,092	$784,910
Less: Accumulated amortization	(363,717)	(275,428)
	$518,375	509,482

Liabilities
Current:
Operating lease liabilities	$38,311	$24,881
Finance lease liabilities	-	22,323
	38,311	47,204

Finance lease liabilities – assets held for sale	$-	$603,252
Total Current Lease Liabilities	$38,311	650,456

Non-current:
Operating lease liabilities	$91,639	$4,602
Finance lease liabilities	-	86,565
Total Non-current Lease Liabilities	91,639	91,167

Total lease liabilities	$129,950	$741,623

As of June 30, 2025, right-of-use assets were $518,375 and lease liabilities were $129,950.

As of June 30, 2024, right-of-use assets were $509,482 and lease liabilities were $741,623.

For the year ended June 30, 2025 and 2024, the amortization charge on right-of-use assets was $34,825 and $117,517, respectively.

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

(#2) The Company through its wholly owned subsidiary VRI entered into various lease arrangements for the use of motor vehicles for lease term of three (3) to four (4) years which expire at various dates through 2029. Certain of the lease arrangements contain option to purchase at an agreed consideration as stated in the respective lease agreement. The Company’s lease agreements do not contain any material restrictive covenants.

The table below presents the information related to weighted average discount rate and the remaining lease term (years) of the operating leases.

	As of June 30,
	2025	2024
Operating leases
Weighted average discount rate	9.00%	18.20%
Weighted average remaining lease term (years)	3.10	1.17
Finance leases
Weighted average discount rate	NA	6.73%
Weighted average remaining lease term (years)	NA	3.66

The accretion of lease liability for the years ended June 30, 2025 and 2024, were $8,023 and $7,471, respectively.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the years.

	Years ended June 30,
	2025	2024

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$5,368	$45,926

Operating lease cost:
Operating lease expense (per ASC 842)	145,705	131,096

Total lease expense	$151,073	$177,022

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

Future Contractual Lease Payments as of June 30, 2025

The below table summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years and thereafter ending June 30:

Years ending June 30,	Operating and finance lease amount

2026	48,435
2027	48,435
2028	37,710
Thereafter	15,741
Total minimum lease liabilities payment	150,321
Less: imputed interest	(20,371)

Present value of lease liabilities	$129,950

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 15 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 Common shares and 50,000,000 preferred shares, both with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no preferred shares outstanding as of June 30, 2025, and 2024.

Common stock outstanding

On September 8, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) entered into a Service and Stock Cancellation Agreement with Steven Sorhus pursuant to the termination of his service resulting in the cancellation of 171,591 non-vested shares. The Service Agreement was dated December 1, 2022 for the first tranche of 300,000 restricted shares of Common Stock which were issued at $0.20 per share on December 31, 2022 totaling $60,000.

The cancellation of non-shares above, were effected via the cancellation of the initial 300,000 shares which was completed on March 28, 2024 and the re-issuance of 128,409 shares of restricted shares of Common Stock on May 24, 2024, to compensate his prior service.

On September 8, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) entered into a Service and Stock Cancellation Agreement with EMGTA LLC to cancel the Service Agreement dated December 1, 2022, including the cancellation of 375,000 restricted shares of Common Stock that were issued at $0.20 per share on December 31, 2022 totaling $75,000 as consideration for certain services. The cancellation is still in process.

On September 12, 2023, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) entered into a Service and Stock Cancellation Agreement with Y M Tengku Chanela Jamidah Y A M Tengku Ibrahim pursuant to the termination of her service resulting in the cancellation of 333,333 non-vested shares. The Service Agreement was dated November 30, 2022 for the first tranche of 500,000 restricted shares of Common Stock which were issued at $0.20 per share on December 31, 2022 totaling $100,000.

The cancellation of the non-vested shares above, were effected via the cancellation of the initial 500,000 shares, which was completed on March 28, 2024 and the re-issuance of 166,667 shares of restricted shares of Common Stock on May 24, 2024, to compensate her prior service.

The total number of cancelled non-vested shares of 504,924 shares and the number of non-vested shares remaining to be cancelled of 375,000 shares were measured at the grant-date fair value of $0.20 per share as per the original service agreements, and equity was reduced by $175,985 accordingly.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted Common Stock on or before January 31, 2024. The term of the Agreement will remain effective until December 31, 2025 and both parties may renew the agreement or enter into a new agreement as may be mutually agreed on terms to be separately negotiated.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Subsequently on January 31, 2024, the Company issued 1,000,000 restricted shares of Common Stock to Donald R. Fosnacht.

On November 22, 2023, the Company issued a total of 14,931,624 restricted shares of Common Stock comprising 11,538,461 restricted shares of Common Stock for $1,050,000 at $0.091 per share to five non-U.S. shareholders, 100,000 restricted shares of Common Stock for $10,000 at $0.10 per share to one non-U.S. shareholder, 1,943,163 restricted shares of Common Stock for $176,828 at $0.091 per share to ten U.S. shareholders and 1,350,000 restricted shares of Common Stock for $135,000 at $0.10 per share to nine U.S. shareholders.

On December 4, 2023, the Company issued a total of 1,238,889 restricted shares of Common Stock comprising of 850,000 restricted shares of Common Stock for $85,000 at $0.10 per share to four U.S. shareholders and 388,889 restricted shares of Common Stock for $35,000 at $0.09 per share to one U.S. shareholders.

On April 12, 2024, shares that were committed to be issued as of March 31, 2024 were fully settled by way of issuance of 2,881,274 restricted shares of Common Stock at $0.108 per share to four non-U.S. shareholders in settlement of $311,178 subscription amounts paid, and issuance of 200,000 restricted shares of Common Stock on April 15, 2024 at $0.091 per share to one U.S. shareholder in settlement of $18,200 subscription amount paid.

On April 15, 2024, the Company issued a total of 3,055,555 restricted shares of Common Stock to four U.S. shareholders, in which 2,300,000 restricted shares of Common Stock were issued at $0.10 per share to two U.S. shareholders, 200,000 restricted shares of Common Stock were issued at $0.091 per share to one U.S. shareholder, and 555,555 restricted shares of Common Stock were issued at $0.09 per share to one U.S. shareholder.

On April 20, 2024, the Company entered into two Services Agreements with Dr. Nam Tran and Dr. Raymond Powell to engage them as National Implementation Experts for its wholly-owned subsidiary Verde Renewables, Inc. to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the Agreements. Under the Agreements, the Company will pay Dr. Nam Tran and Dr. Raymond Powell each by the issuance of 3,000,000 shares of the Company’s restricted shares of Common Stock in three tranches of 1,000,000 shares each on or before July 31, 2024, October 31, 2025 and October 31, 2026 respectively.

Subsequently on July 31, 2024, the Company issued 1,000,000 of the Company’s restricted shares of Common Stock each to Dr. Nam Tran and Dr. Raymond Powell as part of the compensation package in the Services Agreements that the Company entered into with Dr. Nam Tran and Dr. Raymond Powell on April 20, 2024, for the service period from May 1, 2024, to April 30, 2025.

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

Subsequently on August 8, 2024, the Company issued 700,000 of the Company’s restricted shares of Common Stock to Dale Ludwig as part of the compensation package in the Services Agreement that the Company entered into with Dale Ludwig on June 1, 2024, for the service period from June 1, 2024, to April 30, 2025.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On July 24, 2024, the Company issued 3,194,443 restricted shares of Common Stock for $287,500 at $0.09 per share to four U.S. shareholders and 6,005,000 restricted shares of Common Stock for $600,500 at $0.10 per share to twenty U.S. shareholders and one non-U.S. shareholder.

On August 9, 2024, the Company issued 888,888 restricted shares of Common Stock for $80,000 at $0.09 per share to one U.S. shareholder and 11,840,000 restricted shares of Common Stock for $1,184,000 at $0.10 per share to twenty-three U.S. shareholders and one non-U.S. shareholder.

On August 16, 2024, the Company issued 9,655,542 shares of the Company’s restricted Common Stock at the price of $0.07 per share to Borneo Oil Berhad in relation to the Settlement of Debts Agreement (the “SDA Agreement”) and a two-year term period Promissory Note entered into with its former indirect wholly-owned subsidiary Champmark Sdn Bhd (“CSB”) and CSB’s creditor Borneo Oil Corporation Sdn Bhd (the “Creditor”) to settle in full a total of $675,888 of CSB’s account payable. On March 13, 2023, the Company and CSB entered into an SDA Agreement and a two-year term period Promissory Note with the Creditor to settle in full a total of $675,888 of CSB’s account payable to the Creditor either in cash or by the issuance of new restricted shares of the Company’s Common Stock at a price of $0.07 per share. As set out in the SDA Agreement, the new restricted shares for settlement of the account payable to the Creditor shall be issued to the Creditor or its nominee. On August 16, 2024, the Company entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total amount of $675,888 into 9,655,542 shares of the Company’s restricted Common Stock at the agreed conversion price of $0.07 per share for issuance on August 16, 2024.

On August 26, 2024, the Company issued 722,221 restricted shares of Common Stock for $65,000 at $0.09 per share to three U.S. shareholders, 3,990,000 restricted shares of Common Stock for $399,000 at $0.10 per share to six U.S. shareholders and two non-U.S. shareholders.

On August 30, 2024, the Company issued 1,350,000 of the Company’s restricted shares of Common Stock to Jeremy P. Concanon, Chief Growth Officer of the Company, as part of the compensation package in the Services Agreement that the Company entered into with Jeremy P. Concanon on July 31, 2024.

On August 30, 2024, the Company issued 670,000 of the Company’s restricted shares of Common Stock to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Employment Agreement that the Company entered into with Eric Bava on October 1, 2023 for his first year of service from October 1, 2023 to September 30, 2024.

On September 16, 2024, the Company issued 222,222 restricted shares of Common Stock for $20,000 at $0.09 per share to one U.S. shareholder and 350,000 restricted shares of Common Stock for $35,000 at $0.10 per share to two U.S. shareholders.

On October 16, 2024, the Company issued 800,000 restricted shares of Common Stock for $80,000 at $0.10 per share to three U.S. shareholders.

On November 27, 2024, the Company cancelled 450,000 restricted shares of Common Stock that were previously issued to two U.S. shareholders.

On January 2, 2025, the Company issued a total of 3,277,775 restricted shares of Common Stock, comprising 2,500,000 restricted shares of Common Stock for $250,000 at $0.10 per share to seven U.S. shareholders and 777,775 restricted shares of Common Stock for $70,000 at $0.09 per share to six U.S. shareholders.

On January 2, 2025, the Company issued 4,656,550 of the Company’s restricted shares of Common Stock to Aegis Ventures Limited, being 50% of the 0.75% of the Company’s total shares outstanding pursuant to the terms of the consulting services agreement that the Company, through its wholly-owned subsidiary Verde Renewables, Inc., entered into with AUM on November 29, 2024, to engage AUM as a Capital Markets, Investor Relations and Media Relations Advisor to provide advice to the Company on its preparations for an equity raise and the planned uplisting to NASDAQ. The remaining 4,656,550 shares to be issued within three days following the Company’s listing on the NASDAQ.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On January 3, 2025, the Company issued 50,000 of the Company’s restricted Common Shares to Hannah Bruehl. The Company agreed to issue 50,000 of the Company’s restricted shares of Common Stock to Hannah Bruehl, Executive Assistant to C-Suite Executives of the Company for service period from September 3, 2024 to September 2, 2025, as part of the compensation package in the Employment Agreement signed on September 3, 2024.

On January 6, 2025, the Company cancelled 200,000 restricted Common Shares that were previously issued to two U.S. shareholders.

On February 18, 2025, the Company issued a total of 3,905,555 restricted shares of Common Stock, comprising 3,000,000 restricted shares of Common Stock for $300,000 at $0.10 per share to one non-U.S. shareholder, 850,000 restricted shares of Common Stock for $85,000 at $0.10 per share to seven U.S. shareholders and 55,555 restricted shares of Common Stock for $5,000 at $0.09 per share to one U.S. shareholder.

On April 22, 2025, the Company cancelled 150,000 restricted Common Shares that were previously issued to one U.S. shareholder.

On May 20, 2025, the Company issued 249,999 restricted shares of Common Stock for $24,999.90 at $0.10 per share to one U.S. shareholder and one non-U.S. shareholder.

On June 1, 2025, the Company issued 1,500,000 shares of the Company’s restricted Common Stock to Sundeo Pty Ltd, an affiliate designated by C-Twelve, pursuant to the C-Twelve Agreement.

On June 1, 2025, the Company issued 350,000 of the Company’s restricted shares of Common Stock to Karl Strahl, a Director of the Company, as part of the compensation package in the Director Appointment Agreement that the Company entered into with Karl Strahl on May 1, 2025.

Not considering the commitment to cancel shares as above, there were 1,262,680,891 (including 7,744,445 shares committed to be issued for private placement) and 1,221,346,586 (including 21,988,335 shares committed to be issued for private placement subsequent to financial year end) shares of Common Stock issued and outstanding at June 30, 2025 and 2024, respectively.

Apart from the Common Stock committed to be issued as disclosed in Note 22, the Company has no stock option plan, warrants, or other dilutive securities as at June 30, 2025. As of June 30, 2024, 2,700,000 and 670,000 were committed to be issued to nonemployees and an employee respectively.

NOTE 16 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the respective years:

	Years ended June 30,
	2025	2024

Net loss	$(4,782,977)	$(3,187,774)
Less: Net loss attributable to non-controlling interest	36	-
Net loss attributable to Verde Resources, Inc. shareholders	$(4,783,013)	$(3,187,774)

Weighted average common shares outstanding:
- Basic	1,237,480,587	1,185,900,492
- Diluted	1,237,480,587	1,185,900,492

Net loss per share:
- Basic	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)

# less than $0.005

For the years ended June 30, 2025, and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

The denominator used in the computation of basic and diluted net (loss) income per share is as follows:

	Years ended June 30,
	2025	2024

Weighted average common shares outstanding	1,242,092,192	1,187,606,780
Less: weighted average non-vested shares	(4,611,605)	(1,706,288)
Weighted average of common shares-basic and diluted	1,237,480,587	1,185,900,492

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 17 - INCOME TAX

For the years ended June 30, 2025, and 2024, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended June 30,
	2025	2024

Tax jurisdiction from:
- Local (US regime)	$(4,845,138)	$(2,444,654)
- Foreign, including
British Virgin Island	472,865	(160,538)
Malaysia	(398,431)	(578,231)
Labuan, Malaysia	(12,309)	(4,239)

Loss before income taxes	$(4,783,013)	$(3,187,662)

The provision for income taxes consisted of the following:

Years ended June 30,
	2025	2024

Current tax:	$-	$-
- Local	-	-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

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

The Company has provided for a full valuation allowance against the deferred tax assets of $2,090,801 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $9,956,196 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018, are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely. However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the years ended June 30, 2025, and 2024, there were no operating income under the applicable U.S. tax regime.

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

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Malaysia

The Company’s subsidiaries, Verde Malaysia and Wision is registered in Malaysia and are subject to the Malaysia corporate income tax at a standard income tax rate of 24% on chargeable income.

The operation in Malaysia incurred $1,041,549 of cumulative net operating losses as of June 30, 2025 which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $249,972 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Years ended June 30,
	2025	2024

Loss before income taxes	$(398,431)	$(578,231)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(95,623)	(138,775)
Non-deductible items	50,953	47,265
Tax losses unable to be carried forward	2,954	1,017
Valuation allowance	41,716	90,493
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	As of June 30,
	2025	2024

Deferred tax assets:
Net operating loss carry forwards, from
US tax regime	$2,090,051	$1,439,384
Malaysia tax regime	249,972	205,026
Less: valuation allowance	(2,340,023)	(1,644,410)
Deferred tax assets, net	$-	$-

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

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 18 - RELATED PARTY TRANSACTIONS

	For the Years ended
	June 30,
	2025	2024
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (#1)	$-	$4,071
SB Resorts Sdn Bhd (#2)	$-	$25,441
Rental income:
Mr. Jack Wong (#3)	$30,000	$60,000
Professional services provided by:
Warisan Khidmat Sdn Bhd (#4)	$-	$17,905
Interest expense paid to:
BOC (#2)	$1,738	$13,536
Rental expense paid to:
SB Resorts Sdn Bhd (#2)	$3,431	$1,918
Sale of property:
Mr. Jack Wong (#3)	$857,500	$-
Settlement of debts by issuance of Company’s restricted Common Stock
BOC(#2)	$675,888	$-

Related party balances (other than those disclosed in Note 12 and Note 13)
	As of June 30,
	2025	2024
Accounts payable
Warisan Khidmat Sdn Bhd (#4)	$-	$1,484

(#1) Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd., and held 13.4% of the Company’s issued and outstanding Common Stock as of June 30, 2025.

(#2) SB Resorts Sdn Bhd and Borneo Oil Corporation Sdn Bhd (“BOC”) are wholly owned subsidiaries of Borneo Oil Berhad (“BOB”) (holding 13.4% of the Company’s issued and outstanding Common Stock as of June 30, 2025).

(#3) Mr. Jack Wong is the Chief Executive Officer of the Company effective October 1, 2022. By Waiver and Consent of Shareholders, Mr. Jack Wong was re-elected Director of the Company, effective March 30, 2024. This represents sale of the property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 (“Property”) owned by Verde Renewables Inc (“VRI”), for a current market value of $857,500. A gain on disposal of $161,156 was recognized as a result of this transaction.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 19 - CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)	Major customers and major vendors

For the years ended June 30, 2025 and 2024, there were one (1) and two (2) customers respectively whose revenue exceeded 10% of the revenue in the segment of production and distribution of renewable commodities.

	Revenue
	June 30, 2025		June 30, 2024
	USD	%	USD	%

Customer A	$125,120	$94%	62,560	$64.8%
Customer B*	-	-	25,441	26.3%

	Account Receivable
	As of June 30,
	2025	2024

Customer A	$187,314	$62,560
Customer B*	$-	$25,441

* impaired and represents a related party.

For the years ended June 30, 2025 and 2024 there were one (1) and two (2) vendors whose cost of revenue exceeded 10% of the cost of revenue in the segment of production and distribution of renewable commodities.

	Direct Costs
	June 30, 2025		June 30, 2024
	USD	%	USD	%

Vendor A	$-	$-%	118,621	45%
Vendor B	$-	$-%	135,200	51%
Vendor C	$8,800	$14%	-	-%

	Account Payable
	As of June 30,
	2025	2024

Vendor A	$-	$118,621
Vendor B	$-	$-
Vendor C	$8,800	$-

(b)	Economic and political risk

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

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 20 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended June 30, 2025, and 2024, $5,275 and $10,064 contributions were made accordingly.

NOTE 21 – SHARES ISSUED TO NONEMPLOYEES AND EMPLOYEES

On December 15, 2022, the Company entered into a Services Agreement with Looi Pei See (the “Looi Pei See Agreement”) to engage her as a consultant to develop the retail markets for the Company’s products and services in Malaysia and Singapore. The Company will pay Looi Pei See by the issuance of 1,140,000 shares of the Company’s restricted Common Stock, par value $ 0.001 per share on or before December 31, 2022. The shares were issued on December 31, 2022, for service period from December 15, 2022, to December 14, 2025. The fair value of 1,140,000 shares was $228,000 which was calculated based on stock price of $ 0.20 per share on December 31, 2022 (date of final board approval and grant date) and is being amortized over the vesting period. During the year ended June 30, 2025, the Company charged $74,082 to selling, general and administrative expenses as consulting expenses.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Fosnacht Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted Common Stock, par value $0.001 per share on or before January 31, 2024. The term of the Fosnacht Agreement will remain effective until December 31, 2025, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. The fair value of 1,000,000 shares was $134,000 which was calculated based on stock price of $ 0.134 per share on January 31, 2024 (date of final board approval and grant date) and is being amortized over the vesting period. During the year ended June 30,2025, the Company charged $61,061 to selling, general and administrative expenses as consulting expenses.

On April 20, 2024, the Company entered into two Services Agreements (the “NIE Agreements”) with Dr. Nam Tran and Dr. Raymond Powell to engage them as National Implementation Experts for its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”) to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the NIE Agreements. Under the NIE Agreements, the Company will pay Dr. Nam Tran and Dr. Raymond Powell each by the issuance of 3,000,000 shares of the Company’s restricted shares of Common Stock in three tranches of 1,000,000 shares each on or before July 31, 2024, October 31, 2025, and October 31, 2026, respectively. The term of the NIE Agreements will remain effective until April 30, 2027, and both parties may renew their respective agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the respective addendum to NIE Agreements dated June 29, 2024, each tranche of shares to be issued is compensation for each service period of 12 months beginning from May 1, 2024, May 1, 2025, and May 1, 2026, respectively. The fair value of the first 1,000,000 shares was $360,000 each, calculated based on stock price of $0.36 per share on July 31, 2024 (date of final board approval and grant date), and is being amortized over the respective vesting period. The fair value of the second 1,000,000 shares to be issued to Dr. Nam Tran and Dr. Raymond Powell was $95,000 and $100,000, calculated based on stock price of $0.095 and $0.10 per share on July 1, 2025 and August 29,2025 respectively (date of final board approval and grant date), and is being amortized over the vesting period of 12 months beginning from May 1, 2025 respectively. During the year ended June 30, 2025, the Company charged a total of $632,261 to selling, general and administrative expenses as consulting expenses.

On June 1, 2024, the Company entered into a multi-year Services Agreement (the “Ludwig Agreement”) with Dale Ludwig to engage him as Strategic Advisor for the Company and all its subsidiaries, to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company's technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development. Pursuant to the Ludwig Agreement, the Company agreed to issue a total of 2,000,000 restricted shares of the Company’s Common Stock to Dale Ludwig over three tranches of 700,000 shares on or before August 31, 2024, 700,000 shares on or before October 31, 2025, and 600,000 shares on or before October 31, 2026. Pursuant to the addendum to the Ludwig Agreement dated June 29, 2024, each tranche of shares to be issued is compensation for each service period beginning 11 months from June 1, 2024 and 12 months from May 1, 2025, and May 1, 2026, respectively. The fair value of the first 700,000 shares was $210,000, calculated based on stock price of $0.30 per share on August 8, 2024 (date of final board approval and grant date) and is being amortized over the vesting period. The fair value of the second 700,000 shares was $70,000, calculated based on stock price of $0.10 per share on August 29, 2025 (date of final board approval and grant date) and is being amortized over the vesting period. During the year ended June 30, 2025, the Company charged $202,836 to selling, general and administrative expenses as consulting expenses.

The Company agreed to issue 670,000 of the Company’s restricted shares of Common Stock to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Bava Employment Agreement upon completing each full year of service. The term of the Bava Employment Agreement will remain effective until September 30, 2027. On August 30, 2024, the Company issued 670,000 of the Company’s restricted shares of Common Stock to Eric Bava as part of the compensation package in the Bava Employment Agreement. The fair value of first 670,000 shares was $181,235 which was calculated based on stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date ), and is being amortized over the requisite service period from October 1, 2023, to September 30, 2024. The fair value of second 670,000 shares was $60,000 pursuant to the addendum date August 29,2025, and $ 44,877 is being accrued for the requisite service period from October 1, 2024, to June 30, 2025. During the year ended June 30,2025, the Company charged a total of $90,433 to selling, general and administrative expenses as salary expenses.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On July 31, 2024, Verde Renewables, Inc, a wholly owned subsidiary of the Company, entered into Service Agreement with Jeremy P. Concannon (Chief Growth Officer (“CGO”) of the Company effective from August 1, 2024) (the “Concannon Services Agreement”). Pursuant to the Concannon Services Agreement, the Company agreed to issue a total of 4,050,000 restricted shares of the Company’s Common Stock to Jeremy P. Concannon over three tranches of 1,350,000 shares each on or before August 31, 2024, August 31, 2025, and August 31, 2026 respectively. The term of the Concannon Service Agreement will remain effective until September 30, 2027, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the addendum to the Concannon Service Agreement dated September 27, 2024, each tranche of shares to be issued as compensation for each service period beginning 12 months from August 1, 2024, and 2025, and for 14 months from August 1, 2026, to September 30, 2027, respectively. The fair value of the first 1,350,000 shares was $365,175, calculated based on stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date ), and is being amortized over the requisite service period. During the year ended June 30, 2025, the Company charged $334,160 to selling, general and administrative expenses as salary expenses. The second tranche of 1,350,000 shares of our Common Stock due to be issued to Mr. Concannon on August 31, 2025, under the terms of his services agreement, has not been issued as of the date of these financial statements.

The Company agreed to issue 50,000 of the Company’s restricted shares of Common Stock to Hannah Bruehl, Executive Assistant to C-Suite Executives of the Company for service period from September 3, 2024 to September 2, 2025, as part of the compensation package in the Employment Agreement signed on September 3, 2024. On January 3, 2025, the Company issued 50,000 of the Company’s restricted shares of Common Stock to Hannah Bruehl. The fair value of 50,000 shares was $9,280 which was calculated based on stock price of $0.1856 per share on January 3, 2025 (date of final board approval and grant date), and is being amortized over the requisite service period from September 3, 2024 to September 2, 2025. During the year ended June 30, 2025, the Company charged $7,653 to selling, general and administrative expenses as salary expenses.

On November 29, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, Inc. (“VRI”), entered into a consulting services agreement (the “AUM Agreement”) to engage AUM Media Inc (“AUM”), a company incorporated in the State of Delaware, as a Capital Markets, Investor Relations and Media Relations Advisor to provide advice to the Company on its preparations for an equity raise and the planned uplisting to NASDAQ. Pursuant to terms of the AUM Agreement, the services will be provided by AUM on an annual contract basis and the agreement will continue for 12 months, starting January 1, 2025 to December 31, 2025, unless it is terminated in accordance with the termination terms under the AUM Agreement. VRI agreed to pay a fixed monthly discounted fee of $6,000 per month, payable in advance on the first day of each month. In addition, the Company shall issue shares equivalent to 9,313,100 shares of the Company’s restricted Common Stock to AUM or any affiliate to be designated by AUM, which represents 0.75% of the Company’s total shares outstanding as of November 29, 2024. The share issuance will occur as follows: 4,656,550 shares of the Company’s restricted Common Stock, being 50% of the 0.75% of the Company’s total shares outstanding, to be issued upon the signing of the Agreement, with the remaining 4,656,550 shares to be issued within three days following the Company's listing on the NASDAQ. Subsequently on January 2, 2025, the Company issued 4,656,550 of the Company’s restricted shares of Common Stock to Aegis Ventures Limited as designated by AUM. The fair value of first 4,656,550 shares was $745,048 calculated based on stock price of $0.16 per share on November 29, 2024 (grant date) and is being amortized over the service period of 12 months commencing January 2025. During the year ended June 30, 2025, the Company charged $369,462 to selling, general and administrative expenses as consulting expenses.

The Company agreed to issue 350,000 of the Company’s restricted shares of Common Stock to Karl Strahl, a Director of the Company for service period from May 1, 2025 to April 30, 2026, as part of the compensation package in the Director Appointment Agreement that the Company entered into with Karl Strahl on May 1, 2025. On June 1, 2025, the Company issued 350,000 of the Company’s restricted shares of Common Stock to Karl Strahl. The fair value of 350,000 shares was $33,110 which was calculated based on stock price of $0.0946 per share on June 1, 2025 (date of final board approval and grant date), and is being amortized over the requisite service period from May 1, 2025 to April 30, 2026. During the year ended June 30, 2025, the Company charged $5,534 to selling, general and administrative expenses as Director’s fee.

On October 18, 2024, the Company entered into a binding Term Sheet with C-Twelve Pty Ltd (“C-Twelve”), a corporation incorporated in Western Australia, granting the Company (i) an exclusive license to utilize its proprietary binder and biochar asphalt mixed designs (the “Licensed Technology”) for the production and commercialization of asphalt surfacing-related products (the “End Products”) within the United States of America and (ii) the first right of refusal to extend the exclusive licensing of the Licensed Technology to other countries and territories subject to terms and conditions to be mutually agreed upon. The Company shall commit to producing a minimum quantity of End Products each year, as defined in the definitive agreement (the “Minimum Production Amount”). The specific Minimum Production Amount will be stipulated in an appendix or exhibit to the final licensing agreement. The Company shall pay C-Twelve royalties based on the Minimum Production Amount, at a rate mutually agreed upon by both parties and specified in the definitive agreement. Should the Company fail to meet the Minimum Production Amount in any given year, it shall remain obligated to pay royalties based on the agreed upon minimum production levels. In the event that production exceeds the Minimum Production Amount, additional royalties shall be payable for the excess production, calculated at the same royalty rate or as otherwise mutually agreed in the definitive agreement. Both parties will mutually agree on a Carbon Credit percentage allowance for C-Twelve. C-Twelve shall grant the Company the right to file, prosecute, and maintain United States patent applications incorporating C-Twelve’s Intellectual Property (IP), subject to C-Twelve’s final review and approval before submission. All such patents will be filed and maintained under the Verde brand name. The Company shall reserve the right to market and sell End Products under its own brand names, with C-Twelve being referenced, as well as C-Twelve having the right to market the Company’s activities under the definitive agreement. C-Twelve shall also collaborate with the Company on a joint installation of its proprietary technology that will take place on the Company’s designated cross-section at the National Center for Asphalt Technology (NCAT) Test Track in Opelika, Alabama, with a target completion between December 16–20, 2024. The term sheet, originally set to expire on February 28, 2025, has been extended until May 31, 2025. Subsequently the definitive agreement, namely the Joint Development Agreement (“C-Twelve Agreement”), was entered into between the Company and C-Twelve on May 19, 2025 (“Effective Date”). The Company agreed to issue 1,500,000 shares of the Company’s restricted Common Stock to C-Twelve within thirty (30) business days after the Effective Date. On June 1, 2025, the Company issued 1,500,000 shares of the Company’s restricted Common Stock to Sundeo Pty Ltd, an affiliate designated by C-Twelve, pursuant to the C-Twelve Agreement. The fair value of 1,500,000 shares was $141,900 which was calculated based on stock price of $0.0946 per share on June 1, 2025 (date of final board approval and grant date), and is being amortized over the license period of 10 years from May 19, 2025 to May 18, 2035. During the year ended June 30, 2025, the Company charged $1,671 to selling, general and administrative expenses as licensing fee.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

A summary of the status of the Company’s nonvested shares as of June 30, 2025 and 2024, and changes during the years ended June 30, 2025 and 2024, is presented below:

	June 30, 2025		June 30, 2024
Non-vested shares	Shares	Weighted-Average-Grant Date Fair Value	Shares	Weighted-Average-Grant Date Fair Value

Nonemployee
At beginning of the year	1,229,508	$0.163	1,779,146	$0.200
Granted	8,856,550	0.205	1,000,000	0.134
Vested	(5,852,891)	0.245	(669,714)	0.169
Forfeited	-	-	(879,924)	0.200
At the end of the year	4,233,167	$0.137	1,229,508	$0.163

Employee and director
At beginning of the year	-	$-	-	$-
Granted	2,420,000	0.243	-	-
Vested	(2,005,068)	0.264	-	-
At the end of the year	414,932	$0.145	-	$-

As of June 30, 2025 and 2024, the total stock-based compensation for nonemployee related to non-vested awards not yet recognized is $581,338 and $200,666, and this is expected to be recognized over a weighted-average period of 3.79 and 1.48 years respectively.

As of June 30, 2025 and 2024, the total stock-based compensation for employee and director related to non-vested awards not yet recognized is $60,219 and $0, and this is expected to be recognized over a weighted-average period of 0.60 and 0 years respectively.

There was no income tax benefit recognized associated with the share-based compensation expenses.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Future commitments with regards to repayment of lease liabilities are disclosed in Notes 14.

Apart from the above, as of June 30, 2025, the Company had the following commitments:

a) commitment to issue restricted shares of Common Stock to the following service providers on or before October 31, 2025 and 2026, subject to final board approval for the second and third tranches respectively as below, for services to be performed pursuant to the Service Agreements signed with nonemployees as disclosed in Note 15 and Note 21:

Number of shares to be issued
Financial year ended June 30, 2026
Nam Tran	1,000,000
Raymond Powell #	1,000,000
Dale Ludwig	700,000
2,700,000
Financial year ended June 30, 2027:
Nam Tran	1,000,000
Raymond Powell	1,000,000
Dale Ludwig	600,000
2,600,000

# issued on July 1, 2025.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

b) commitment to cancel 375,000 restricted shares of Common Stock pursuant to the Service Agreement signed and Service and Stock Cancellation Agreement as disclosed in Note 15.

c) quarterly committed payments, to be paid in advance of $62,500 for period from July 2025 to September 2026 to support a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” pursuant to an agreement entered with The National Center for Asphalt Technology at Auburn University (“NCAT”) on June 27, 2024.

d) commitment to issue 4,656,550 restricted shares of Common Stock to Aegis Ventures Limited pursuant to the terms of the consulting services agreement that the Company through its wholly-owned subsidiary Verde Renewables, Inc. entered into with AUM on November 29, 2024, within three days following the Company’s listing on the NASDAQ.

e) commitment to issue restricted shares of Common Stock, comprising of 7,744,445 restricted shares of Common Stock, comprising 4,444,445 restricted shares of Common Stock for $400,000 at $0.09 per share to one non-U.S. shareholder and 3,300,000 restricted shares of Common Stock for $264,000 at $0.08 per share to one non-U.S. shareholder and seven U.S. shareholders and the committed common shares was subsequently issued on July 1, 2025.

f) Commitment to pay C-Twelve the remaining 50% of the sign-on fee or $150,000 on or before September 30, 2025 pursuant to the terms of the C-Twelve Agreement that the Company through its wholly-owned subsidiary Verde Renewables, Inc. entered into with C-Twelve on May 19, 2025. Pursuant to the terms of the C-Twelve Agreement, the Company will also allocate to C-Twelve a royalty equal to three percent (3%) of all future carbon removal credits generated through the use of Verde-C12 IPs, provide a loan to C-Twelve in an amount not less than USD $2,000,000 (the Loan), with interest accruing at the lowest applicable federal rate and pay the Loan to C-Twelve within 30 days following the Company’s successful uplisting from OTC to a National Exchange.

As of June 30, 2025, the Company has no material contingencies.

NOTE 23 - SUBSEQUENT EVENTS

Share Issuances

On July 1, 2025, the Company issued a total of 7,744,445 restricted shares of Common Stock, comprising 4,444,445 restricted shares of Common Stock for $400,000 at $0.09 per share to one non-U.S. shareholder and 3,300,000 restricted shares of Common Stock for $264,000 at $0.08 per share to one non-U.S. shareholder and seven U.S. shareholders.

On July 1, 2025, the Company issued the second tranche of 1,000,000 of the Company’s restricted shares of Common Stock to Dr. Raymond Powell as part of the compensation package in the NIE agreement.

On July 28, 2025, the Company issued a total of 187,500 restricted shares of Common Stock for $15,000 at $0.08 per share to one U.S. shareholder.

On September 12, 2025, the Company issued a total of 5,412,500 restricted shares of Common Stock for $433,000 at a price of $0.08 per share to three non-U.S. shareholders.

Appointment of Director

Effective July 3, 2025, by resolution of the Board, Dr. Raymond Powell was appointed as a member of the board of directors of the Company.

Test Results

In July 2025, Verde Resources Inc. received encouraging preliminary performance results from the National Center for Asphalt Technology (NCAT) regarding its Cold-Mix Biochar-Asphalt test section at NCAT’s Test Track—installed in December 2024. After approximately 50,000 equivalent single axle loads (ESALs) of heavy truck traffic, the asphalt surface remained flexible and demonstrated consistent durability, particularly under low-volume roadway conditions, as confirmed by NCAT's Assistant Director for Test Track Research, Mr. Nathan Moore. This demonstration marks the world’s first deployment of a carbon‑sequestering asphalt material engineered to maintain competitive strength and flexibility for road applications. Verde announced this milestone in a press release on July 28, 2025.

In September 2025, NCAT’s latest evaluation of Verde’s cold recycling mix using 100% reclaimed asphalt pavement (“RAP”) further validated the testing results of our proprietary formulation. Laboratory testing conducted in accordance with ASTM D6927 (Marshall Stability and Flow), ASTM D6931 (Indirect Tensile Strength), and AASHTO T283 (Moisture Susceptibility) demonstrated that Verde’s cold-recycled mix not only meets but exceeds industry specifications for cold-recycled asphalt. Results showed superior cohesion, high tensile strength ratio (“TSR”), and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

Addendum to C-Twelve Agreement

Effective October 8, 2025, the Company entered into an addendum to the Joint Development Agreement (the “C-Twelve Addendum”) with C-Twelve pursuant to which (i) C-Twelve approved the Company’s entry into the License Agreement with Ergon, (ii) the exclusive territory granted to Verde under the Joint Development Agreement is expanded to comprise the United States of America (including all states, territories, and regions thereof), Canada and Mexico, (iii) the Company agreed to pay an additional $1 million in exclusive licensing fees for the expanded territories of Canada and Mexico, which shall be paid concurrently with the $2 million loan previously agreed upon under the Joint Development Agreement (the “C-Twelve Loan”) and (iv) the Company agreed to a potential conditional fee payment to C-Twelve in 2027 based on agreed to minimum amounts of liters of Verde 24 which the Company may purchase from C-Twelve. The Company is required to fund the C-Twelve Loan and the additional $1 million fee to C-Twelve (the proceeds of which are expected to be used by C-Twelve in part to enhance its Verde 24 manufacturing capability) within thirty (30) days of closing of a transaction in which our Common Stock becomes listed on a U.S. national exchange, provided that if such funding is not achieved by July 31, 2026, C-Twelve shall have the right, on ten (10) business days’ notice, to hold us in breach of the Joint Development Agreement.

Ergon License

On October 10, 2025, Verde Renewables entered into a license agreement with Ergon, pursuant to which the Company has granted Ergon an exclusive, non-transferable license to use, manufacture, commercialize, market, sell and distribute any product that contains or is manufactured or formed by Ergon using the Company’s proprietary cold mix biochar asphalt emulsifying agent, Verde V24, in the United States (including its territories), Canada and Mexico, in exchange for Ergon agreeing to purchase Verde V24 from the Company at a fixed price (which is inclusive of all fees associated with the license, but subject to consumer price index adjustments) for use in Ergon’s asphalt road materials products.

The Company has agreed with Ergon to an initial fifteen (15) month “go-to-market period”, during which there will be no minimum purchase requirements for Ergon’s purchases of Verde V24.  For each calendar year beginning January 1, 2027, Ergon has agreed to negotiate with the Company in good faith towards the establishment of possible minimum purchase amounts based on certain customary factors.  The Company has also agreed with Ergon that if minimum purchase amounts are agreed to for any given calendar year, the Company and Ergon will agree in good faith to new minimum purchase amounts for each subsequent year, subject to consideration of customary factors.

The Company has also agreed to provide Ergon with forty percent (40%) of its share of the carbon removal credits generated from the mixing of the final carbon sequestering BioAsphalt™  surface material, so long as:

(a) the carbon removal credits are generated from bulk mixing or packaged mixed product, and

(b) the mixing of the final BioAsphalt™ surface material includes biochar purchased from the Company.

The Ergon License additionally grants Ergon the right to use the Company’s trademarks and access to ongoing technical services to facilitate the monitoring, reporting, and verification process of each ton of carbon dioxide sequestered.

The term of the Ergon License is ten (10) years, with an automatic renewal for additional ten (10) year periods, subject to a minimum of six (6) months’ notice of cancellation prior to renewal. The Ergon License may be terminated in the event of non-payment of amounts due, initiation of bankruptcy proceedings, or under other customary terms. Additionally, Ergon may terminate the Ergon License upon sixty (60) days’ prior written notice in the event that our Chief Executive Officer, Jack Wong, or our Chief Operating Officer, Eric Bava, are removed from their respective positions with the Company for reasons other than termination for cause or voluntary resignation. The Ergon License additionally contains provisions regarding confidentiality, indemnification, and representations and warranties of the parties that are customary for such an agreement.

Entry into Non-binding Term Sheet for an Equity Financing

On October 10, 2025, the Company entered into a non-binding term sheet with Ergon for a $2 million investment by Ergon in the Company.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025, up through the date the Company issued the audited consolidated financial statements.

NOTE 24 – RE-PRESENTATION

Certain prior year amounts have been re-presented to conform to the current year’s presentation. The re-presentation had no impact on previously reported income or losses.

