Form 10-Q
period 2025-09-30
VERDE RESOURCES, INC.
filed 2025-11-19
CIK 1506929

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-55276

Verde Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	32-0457838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8112 Maryland Ave, Suite 400 St. Louis, MO	63105
(Address of principal executive offices)	(Zip Code)

(314) 530-9071

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes     ☒ No

As of November 17, 2025, there were 1,294,224,767 shares of common stock outstanding.

VERDE RESOURCES, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”), and any documents we incorporate by reference, contain, or may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable rules and regulations. Such forward-looking statements involve significant risks and uncertainties. All statements contained in this Quarterly Report and any documents we incorporate by reference, other than statements of historical facts, are forward-looking statements including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “potential,” “seek,” “goal” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements regarding, and important factors that could cause actual outcomes to differ materially from those stated or implied in the forward-looking statements include, but are not limited to, the matters summarized below:

•	our ability to establish and implement our business plan and begin to generate revenues, including through our licensing model strategy in conjunction with key commercial partners like Ergon Asphalt & Emulsions, Inc. (“Ergon”);

•	our expectations about the anticipated benefits of licensing and distribution model strategy and our relationship with Ergon;

•	the expected benefits of our proprietary road construction materials, including the cold mix biochar asphalt emulsifying agent we have licensed to Ergon for use in its products in North America;

•	our ability to generate and monetize carbon renewal credits utilizing our technology and products;

•	our ability to effectively compete in our industry and execute on our business plan;

•	the impact of governmental laws and regulation, and our ability to comply with new regulations and compliance requirements that affect our business;

•	our ability to effectively scale our operations in North America and other regions, either on our own or through third-party collaborators like Ergon and others;

•	our ability to adequately market our products and services, and to develop additional products and product offerings;

•	our ability to successfully expand our operations into foreign markets;

•	assumptions related to the size of the market for our products and solutions;

•	our future capital needs and our ability to raise additional capital;

•	our ability to expand our licensing and distribution model to third parties beyond Ergon;

•	our ability to expand our revenue streams beyond our licensing and distribution model;

•	difficulties with certain licensees (such as Ergon), licensors from whom we have the rights to key intellectual property, or other third parties upon which we rely;

•	our ability to attract, develop, and retain capable key personnel;

•	our ability to protect our intellectual property (including our trade secrets) or manage threats posed by breaches of security; and

•	other risks and uncertainties, including those listed in the “Risk Factors” section of this Quarterly Report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on October 23, 2025.

ii

These and other forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report or, in the case of exhibits hereto, the date of those documents.  In addition, the factors listed above may not be the only ones that impact our ability to achieve the results anticipated by our forward-looking statements.  Actual results or events could differ materially and adversely from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. You are cautioned that forward-looking statements involve significant risks and uncertainties that are subject to change based on various factors (many of which are beyond our control). We have included important factors in the cautionary statements included in this Quarterly Report that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report and the documents that we incorporate by reference with the understanding that our actual future results may be materially different from what we expect. All subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

KEY DEFINITIONS

Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” “our,” “the Company,” “Verde,” or similar terminology refer to Verde Resources, Inc. and its consolidated subsidiaries

Unless the context requires otherwise, references in this Quarterly Report to “common stock” refer to the Company’s common stock, par value $0.001 per share.

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2025	June 30, 2025
ASSETS		Audited
Current assets:
Cash and cash equivalents	$1,175,539	$1,021,112
Deposit with banks	776,484	1,276,484
Accounts receivables	188,419	188,415
Inventories	284,354	284,561
Amount due from related party	-	100
Prepaid share-based compensation-nonemployees	287,669	455,291
Prepayments	43,236	46,605
Other receivables and deposits	16,151	15,647
	2,771,852	3,288,215

Assets held for sale	4,000	4,000

Total current assets	2,775,852	3,292,215

Non-current assets:
Property, plant and equipment, net	1,524,516	1,574,984
Right of use assets, net	481,205	518,375
Intangible assets	33,513,991	33,503,771
Security deposit	80,000	80,000
Prepaid share-based compensation- nonemployees	122,950	126,047

Total non-current assets	35,722,662	35,803,177

TOTAL ASSETS	$38,498,514	$39,095,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,377	$55,092
Other payables	639,444	545,963
Deposit and accrued liabilities	87,912	371,837
Accrued share-based compensation for nonemployee	71,260	44,288
Accrued share-based compensation for employee	81,343	44,877
Current portion of operating lease liabilities	39,145	38,311
Amount due to a director	107,830	209,640
Amount due to related parties	325,125	324,974

Total current liabilities	1,402,436	1,634,982

Non-current liabilities:
Operating lease liabilities, net of current portion	81,534	91,639

Total non-current liabilities	81,534	91,639

TOTAL LIABILITIES	1,483,970	1,726,621

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,269,280,891 and 1,262,680,891 issued and outstanding as of September 30, 2025 and June 30, 2025	1,269,280	1,262,680
Additional paid-in capital	55,107,504	54,530,117
Accumulated other comprehensive loss	(179,468)	(160,809)
Accumulated deficit	(19,182,736)	(18,263,181)
	37,014,580	37,368,807
Non-controlling interest	(36)	(36)
Stockholders’ equity	37,014,544	37,368,771

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,498,514	$39,095,392

See accompanying notes to unaudited condensed consolidated financial statements.

 VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended September 30,
	2025	2024

Revenue, net	$2,269	$125,570

Cost of revenue	(1,335)	(49,596)

Gross profit	934	75,974

Operating expenses:
Selling, general and administrative expenses	(888,976)	(812,563)
Other operating expenses	(55,896)	(55,118)
Total operating expenses	(944,872)	(867,681)

LOSS FROM OPERATION	(943,938)	(791,707)

Other income (expense):
Interest expense	-	(97,831)
Rental income	-	15,896
Gain from insurance claims	-	481,513
Unrealized foreign exchange gain	17,339	718,701
Interest income	7,044	22,537
Other income	-	5,606
Total other income (expense), net	24,383	1,146,422

(LOSS) INCOME BEFORE INCOME TAXES	(919,555)	354,715

Income tax expense	-	-

NET (LOSS) INCOME	$(919,555)	$354,715

Net (loss) income attributable to non-controlling interest	-	-
Net (loss) income attributable to Verde Resources Inc., shareholders	(919,555)	354,715
	$(919,555)	$354,715

Other comprehensive (loss) income:
– Foreign currency adjustment loss	(18,659)	(96,183)

COMPREHENSIVE (LOSS) INCOME	$(938,214)	$258,532

Net (loss) income per share:
– Basic	$(0.00)	$0.00
– Diluted	$(0.00)	$0.00

Weighted average common shares outstanding (restated) :
– Basic	1,259,653,672	1,219,578,036
– Diluted	1,259,653,672	1,224,504,665

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three Months ended September 30,
	2025	2024
		Re-presented
Cash flows from operating activities:
Net (loss) income	$(919,555)	$354,715

Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation of property, plant and equipment	55,159	70,230
Amortization	25,714	25,714
Stock-based compensation-nonemployee	292,691	272,005
Stock-based compensation-employee	69,108	106,585
Stock-based compensation-director	8,345	-
Finance cost interest element of promissory notes (non-cash)	-	84,718
Operating lease expense	14,294	7,060
Unrealized foreign exchange gain	(17,339)	(718,701)
Gain from insurance claim	-	(481,513)
Gain from disposal of asset held for sale	-	(5,606)
Change in operating assets and liabilities:
Accounts receivable	-	(120,776)
Other receivables and deposits	(371)	(11,835)
Prepayments	3,369	(13,089)
Inventories	446	40,500
Accounts payables	(4,862)	(13,118)
Accrued liabilities and other payables	(191,085)	(26,745)
Advanced from director	(101,792)	19,602
Advanced from/to related parties	136	(86,330)
Repayment of operating lease liabilities	(12,109)	(7,060)
Net cash used in operating activities	(777,851)	(503,644)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	-	559,450
Proceeds from insurance recoveries	-	541,221
Withdrawal of deposit with bank	500,000	250,000
Net cash provided by investing activities	500,000	1,350,671

Cash flows from financing activities:
Repayments to lease liabilities	-	(579,137)
Proceeds from issuance of common stock and common stock to be issued	448,000	584,000

Net cash provided by financing activities	448,000	4,863

Net change in cash and cash equivalents	170,149	851,890

Foreign currency translation adjustment	(15,722)	(6,838)

Net change in cash and cash equivalents	154,427	845,052

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,021,112	279,137

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,175,539	$1,124,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$9,010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Shares issuance for employee compensation	$-	$106,585

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Re-presented)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Accumulated other comprehensive		Non	Total
	No. of shares	Amount	paid-in capital	(loss) income	Accumulated losses	controlling interest	stockholders’ equity

Balance as of July 1, 2025	1,262,680,891	$1,262,680	$54,530,117	$(160,809)	$(18,263,181)	$(36)	$37,368,771

Shares issued for private placement	5,600,000	5,600	442,400	-	-	-	448,000
Share based compensation to employee, vested portion	-	-	32,642	-	-	-	32,642
Share based compensation to director, vested portion	-	-	8,345	-	-	-	8,345
Shares issued to service provider	1,000,000	1,000	94,000	-	-	-	95,000
Net loss for the period	-	-	-	-	(919,555)	-	(919,555)
Foreign currency translation adjustment	-	-	-	(18,659)	-	-	(18,659)

Balance as of September 30, 2025	1,269,280,891	$1,269,280	$55,107,504	(179,468)	$(19,182,736)	$(36)	$37,014,544

Balance as of July 1, 2024	1,221,346,586	$1,221,346	$49,647,034	$(71,906)	$(13,480,204)	$-	$37,316,270

Shares issued for private placement	6,024,439	6,024	577,976	-	-	-	584,000
Shares issued to service provider	2,700,000	2,700	927,300	-	-	-	930,000
Shares issued to employee, vested portion	2,020,000	2,020	240,244	-	-	-	242,264
Shares issued as settlement of promissory notes	9,655,542	9,656	666,232	-	-	-	675,888
Net income for the period	-	-	-	-	354,715	-	354,715
Foreign currency translation adjustment	-	-	-	(96,183)	-	-	(96,183)

Balance as of September 30, 2024	1,241,746,567	$1,241,746	$52,058,786	(168,089)	$(13,125,489)	$-	$40,006,954

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Verde Resources, Inc. was incorporated under the laws of the state of Nevada on April 22, 2010.

The Company is a road construction and building materials company offering proprietary, environmentally sustainable materials, with the goal to drive innovations that enhance sustainability and advance environmental stewardship. By integrating biochar, a highly effective carbon sequester and performance enhancer, the Company intends to facilitate the industry’s transition to zero emissions. The Company believes its approach reduces greenhouse gas (“GHG”) emissions, optimizes the use of native soils and recycled materials, speeds installation, and improves efficiency while cutting costs. Since June 2023 the Company’s strategic focus has been on testing the Company’s biochar asphalt technology through the Company’s subsidiary, Verde Renewables Inc. (“Verde Renewables”), at the National Center for Asphalt Technology (“NCAT”) test track. This endeavor with NCAT is rigorously testing the Company’s innovative biochar asphalt technology, which is intended to provide superior performance, environmental sustainability, and the generation of carbon removal and avoidance credits.

In December 2024, in collaboration with C-Twelve Pty Ltd, a corporation incorporated in Western Australia (“C-Twelve”), we successfully demonstrated our pioneering biochar-asphalt technology at the NCAT test track in Auburn, Alabama. The project showcased the ability to retrofit an existing asphalt plant to produce cold-mix biochar asphalt under winter conditions without the use of heat, solvents, or odors, resulting in an estimated 50% increase in installation efficiency compared to conventional methods.

The demonstration sequestered approximately eight (8) tons of carbon, verified and certified under Puro.earth in collaboration with Oregon Biochar Solutions, a related party of the Company through Karl Strahl, Chief Operating Officer of Oregon Biochar Solutions, who was appointed as a director of the Company in May 2025. This achievement marked what the Company believes to be the world’s first carbon removal credits generated through asphalt production and installation. The credits, issued and sold in April 2025, were pre-purchased by one of the world’s largest financial institutions focused on Carbon Dioxide Removals (CDRs). The Company refers to this integrated model of combining low-carbon materials, operational efficiency, and verified carbon removal credit generation as the “Verde Net Zero Blueprint.”

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

Puro.earth, the crediting platform for durable carbon removal, has officially registered the Company as a Carbon Removal Credit supplier as part of its Accelerate program. This registration was formalized through a platform agreement signed in April 2023. The Company’s endeavors are positioned to potentially create additional revenue opportunities through the generation of carbon removal credits (“CORCs”). The Company believes that the generation of CORCs and the demand for CORCs incentivizes the broader adoption of climate technologies and enables the Company to supply these credits to companies seeking to offset their carbon footprint in pursuit of net-zero objectives. Simultaneously, this approach creates the potential for an additional and substantial revenue stream for the Company.

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

During the period ended September 30, 2025 and year ended June 30, 2025, the Company achieved the following major milestones on its path to commercialization of its biochar-asphalt technology and achieving “net-zero”:

On June 27, 2024, the Company entered into an agreement with NCAT at Auburn University to undertake a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” (the “Project”). The Project, led by Dr. Nam Tran, Associate Director and Research Professor at NCAT, involved a comprehensive performance testing on the NCAT Test Track in Opelika, Alabama. This facility, sponsored by various state Departments of Transportation (DOTs) and in partnership with the Minnesota Road Research Facility (MnROAD), is dedicated to advancing sustainable pavement technologies.  Success in this Project is expected to drive widespread adoption of a net-zero road construction blueprint by DOTs across the United States and the federal DOT. The Project commenced on June 24, 2024, and is expected to conclude on September 30, 2027, with the first draft of the final report expected in Spring 2027.

In July 2025, the Company received encouraging preliminary performance results from NCAT regarding its Cold-Mix Biochar-Asphalt test section at NCAT’s Test Track installed in December 2024. After approximately 50,000 equivalent single axle loads (ESALs) of heavy truck traffic, the asphalt surface remained flexible and demonstrated consistent durability, particularly under low-volume roadway conditions, as confirmed by NCAT's Assistant Director for Test Track Research, Mr. Nathan Moore. This demonstration marks the world’s first deployment of a carbon‑sequestering asphalt material engineered to maintain competitive strength and flexibility for road applications. Verde announced this milestone in a press release on July 28, 2025.

Further, in September 2025, NCAT’s latest evaluation of Verde’s cold recycling mix using 100% reclaimed asphalt pavement (“RAP”) further validated the testing results of our proprietary formulation. Laboratory testing conducted in accordance with ASTM D6927 (Marshall Stability and Flow), ASTM D6931 (Indirect Tensile Strength), and AASHTO T283 (Moisture Susceptibility) demonstrated that Verde’s cold-recycled mix not only meets but exceeds industry specifications for cold-recycled asphalt. Results showed superior cohesion, high tensile strength ratio (“TSR”), and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

On August 14, 2024, the Company entered into a Memorandum of Understanding (the “NPI MOU”) with Nature Plus Inc. (“NPI”) to formalize the collaboration on the NCAT Project referred to above and explore subsequent business opportunities arising from the successful completion of the Project. The Project involved the application of TerraZyme technology for the stability of subgrade and base layers, with the overarching goal of advancing road construction methodologies. The testing of the efficacy and exploration of potential applications of the TerraZyme technology at NCAT is still underway as of the date of this Quarterly Report.

Under the NPI MOU, the Company and NPI agreed to jointly develop mixed designs and materials incorporating biochar, aimed at enhancing performance and promoting carbon sequestration. The NPI MOU shall be effective until December 31, 2026, or until replaced by a subsequent distributor agreement. Upon the completion of the Project, if successful, the Company and NPI intend to continue the collaboration on future initiatives, including soil stabilization and material development, carbon removal credits, certification and compliance, and exclusive rights to distributing TerraZyme.

On October 16, 2024, the Company formed a new subsidiary, VerdePlus Inc. (“VerdePlus”), a Missouri corporation in partnership with NPI for the purpose of conducting business on the production of low-carbon building materials by integrating the Company’s expertise and the innovative intellectual property of NPI. The Company and NPI owned 55% and 45% of VerdePlus, respectively.

On October 18, 2024, the Company entered into a binding Term Sheet with C-Twelve granting the Company (i) an exclusive license to utilize its proprietary binder and biochar asphalt mixed designs (the “Licensed Technology”) for the production and commercialization of asphalt surfacing-related products (the “End Products”) within the United States of America and (ii) the first right of refusal to extend the exclusive licensing of the Licensed Technology to other countries and territories subject to terms and conditions to be mutually agreed upon. Subsequently on May 19, 2025, the Company and C-Twelve entered into a definitive agreement, namely the Joint Development Agreement (“C-Twelve Agreement”) which provides for a 10 year license commencing May 19, 2025.

As of September 30, 2025, the Company has the following subsidiaries:-

Company name	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”)	Malaysia	Manufacturing and distribution of renewable agricultural commodities, and provision of consultation services related thereto	100%

Verde Renewables, Inc.	State of Missouri	Trading of building materials and management of a processing and packaging facility	100%

VerdePlus Inc.	State of Missouri	Production of low-carbon building materials	55%

Verde Life Inc. (“VLI”)	State of Oregon	Development of health and wellness products formulated with natural plant extracts derived from crops cultivated using biochar.	100%

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting service, PR, branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri	Holding real property	100%

Bio Resources Limited (“BRL”)*	Labuan, Malaysia	Proprietor of pyrolysis technology	100%

* BRL was administratively dissolved by being struck off the registers of the Labuan Financial Services Authority, effective October 19, 2025.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

•	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and those of its wholly owned subsidiaries and variable interest entities, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended June 30, 2025 included in the Company’s Annual Report on Form 10-K (the “2025 Form 10-K”). These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S. GAAP”) and follow the requirements of the SEC for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair statement of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at June 30, 2025 has been derived from audited consolidated financial statements, but does not contain all of the footnote disclosures from the 2025 Form 10-K. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2025 Form 10-K as filed with SEC on October 23,2025.

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

The Company has a limited operating history in the supply of net zero road constructions and building materials. Therefore, the Company’s business is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with a production operation for renewable commodities, including the potential risk of business failure.

•	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, which are readily convertible to known amounts of cash and that mature within three months or less from the date of purchase, which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,175,539 and $1,021,112 in cash and cash equivalents at September 30, 2025, and June 30, 2025.

At September 30, 2025, and June 30, 2025, cash and cash equivalents consisted of petty cash on hand and cash in banks.

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

Accounts receivables are recognized and carried at amortized cost. The Company maintains an allowance for expected credit loss to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. Bad debts are written off against allowances. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the unaudited condensed consolidated statement of operations within operating expenses. As of September 30, 2025, and June 30, 2025, the longest credit term for certain customers are 60 to 90 days.

At September 30, 2025, and June 30, 2025, there has been no allowance for expected credit loss for accounts receivables, and for other receivables the allowance for expected credit loss amounted to $0 and $33,939 respectively.

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

As of September 30, 2025, and June 30, 2025, there was no write down and no write off of inventories.

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

Depreciation expense for the three months ended September 30, 2025 and 2024, totaled $55,159 and $70,230, respectively.

As of September 30, 2025, and June 30, 2025, the impairment loss on plant and machinery amounted to $0 and $137,632 respectively, and the Company did not record any write off of plant and machinery for the three months ended September 30, 2025 and 2024.

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

As of September 30, 2025, and June 30, 2025, the Company did not record an impairment on the intangible assets.

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

There has been no impairment charge for the three months ended September 30, 2025 and 2024.

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

The Company recognized no impairment of ROU assets as of September 30, 2025, and June 30, 2025.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the unaudited condensed consolidated balance sheets as of September 30, 2025, and June 30, 2025.

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the five criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value and (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to us, while the leased asset is depreciated in accordance with our depreciation policy if the title is to eventually transfer to us. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 842.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three months ended September 30, 2025 and 2024.

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

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	September 30, 2025	September 30, 2024
Period-end MYR:US$ exchange rate	0.23723	0.24242
Average period MYR:US$ exchange rate	0.23652	0.23050

•	Comprehensive Income

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

The Company accounts for non-controlling interest in accordance with ASC Topic 810-10-45, which requires the Company to present non-controlling interests as a separate component of total shareholders’ equity on the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated net loss attributable to the non-controlling interest be clearly identified and presented on the face of the unaudited condensed consolidated statements of operations and comprehensive loss.

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

For the three months ended September 30, 2025, diluted weighted-average common shares outstanding is equal to basic weighted average common shares, due to the Company’s net loss position. Hence no common stock equivalents were included in the computation of diluted net loss per shares since such inclusion would have been antidilutive.

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

Prepaid share-based compensation is recorded when the Company issues fully vested, nonforfeitable share-based payment awards to nonemployees on the grant date, when the nonemployee earns the right to receive and where no specific performance is required by the nonemployee to retain those equity instruments, in accordance with ASC 718-10-45-3. The prepayment is recorded where the shares are issued before the financial year end in accordance with the grant date and represents the fair value of goods or services that are to be received from the nonemployee subsequent to the financial period end.

Compensation cost for awards that do not have an established accounting grant date, but for which the service inception date has been established is based on the best estimate of fair value of Company's common stock at the end of each reporting period and a corresponding accrual is recorded. As of September 30, 2025, and June 30, 2025, $152,603 and $89,165 respectively, were recorded as accrued compensation cost for these share-based payment arrangements.

Share-based compensation cost is recognized over the requisite service period for employees and over the vesting period for nonemployees. The Company’s accounting policy is to recognize forfeitures as they occur.

During the three months ended September 30, 2025 and 2024, $292,691 and $272,005 respectively, were recorded as share based compensation expenses for non-employees.

During the three months ended September 30, 2025 and 2024, $69,108 and $106,585 respectively, were recorded as share based compensation for employees.

During the three months ended September 30, 2025 and 2024, $8,345 and $0 respectively, were recorded as share based compensation for director.

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

During the three months ended September 30, 2025, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s unaudited condensed consolidated financial statements.

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

In March 2025, the FASB issued ASU No. 2025-02, Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company adopted this pronouncement and determined that there was no material effect of its disclosures in the unaudited condensed consolidated financial statement.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Account Receivable and Contract Assets. This update introduces a practical expedient for all entities when estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under Topic 606. The expedient allows entities to assume current conditions as of the balance sheet date remain unchanged over the remaining life of the asset. The amendments are required to be applied prospectively and are effective for annual and interim periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides amendments to clarify and modernize the accounting for costs incurred to develop or acquire internal-use software. The amendments address the capitalization of implementation costs by utilizing a principles-based approach and consolidates website development guidance under Subtopic 350-40. The amendments can be applied prospectively, modified prospectively, or retrospectively and are effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update introduces a scope exception to derivative accounting for certain contracts with underlyings tied to operations or activities specific to one of the parties. Additionally, the update clarifies that share-based noncash consideration received from a customer should be accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The amendments can be applied prospectively or modified retrospectively and are effective for annual and interim periods beginning after December 15, 2026. The Company expects to early adopt the provisions related to Topic 815 on a prospective basis and does not expect a significant impact to the Company’s consolidated financial statements. The provisions related to Topic 606 are not applicable.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believes the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – BUSINESS SEGMENT INFORMATION

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

The operating results of the reportable segments for the three months ended September 30, 2025 and 2024 is shown in the following tables:

	Three Months ended September 30, 2025
	Trading and production of building materials and renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$2,225	$-	$-	$44	$2,269
Cost of revenue	(1,335)	-	-	-	(1,335)
Gross profit	890	-	-	44	934
Selling, general & administrative expenses	(521,603)	-	(50)	(367,323)	(888,976)
Other operating expenses	(55,896)	-	-	-	(55,896)
Loss from operations	(576,609)	-	(50)	(367,279)	(943,938)
Interest income	7,044	-	-	-	7,044
Unrealized foreign exchange gain	-	-	92	17,247	17,339
(Loss) Profit before income tax	(569,565)	-	42	(350,032)	(919,555)
Income tax	-	-	-	-	-
Net (loss) profit	$(569,565)	$-	$42	$(350,032)	(919,555)

Total assets at September 30, 2025	$7,469,352	$247	$30,194,453	$834,462	$38,498,514

	Three Months ended September 30, 2024
	Trading of building materials and renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$125,570	$-	$-	$-	$125,570
Cost of revenue	(49,596)	-	-	-	(49,596)
Gross profit	75,974	-	-	-	75,974
Selling, general & administrative expenses	(651,125)	(38,602)	(6,729)	(116,107)	(812,563)
Other operating expenses	(55,118)	-	-	-	(55,118)
Loss from operations	(630,269)	(38,602)	(6,729)	(116,107)	(791,707)
Interest expense	(11,375)	-	-	(86,456)	(97,831)
Rental income	-	15,896	-	-	15,896
Gain from insurance claims	-	481,513	-	-	481,513
Unrealized foreign exchange gain	-	-	-	718,701	718,701
Interest income	22,537	-	-	-	22,537
Other income	5,606	-	-	-	5,606
(Loss) Profit before income tax	(613,501)	458,807	(6,729)	516,138	354,715
Income tax	-	-	-	-	-
Net (loss) profit	$(613,501)	$458,807	$(6,729)	$516,138	354,715

Total assets at September 30, 2024	$8,983,303	$1,733,783	$30,192,333	$784,479	$41,693,898

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended September 30,
	2025	2024

Malaysia	$44	$450
United States of America	2,225	125,120
	$2,269	$125,570

NOTE 4 – DEPOSIT WITH BANKS

At September 30, 2025, and June 30, 2025, the interest rates and maturities of deposits with banks is 1.98% (June 30, 2025: 1.98% to 4.64%) per annum and 270 days (June 30, 2025 :120 to 270 days), respectively.

NOTE 5 – INVENTORIES

Inventories as of September 30, 2025, and June 30, 2025, consisted of the following:

	September 30, 2025	June 30, 2025

Manufactured bio produce	$77,637	$77,399
Trading goods	206,717	207,162
	$284,354	$284,561

Trading goods represent bio asphalt products purchased from an external supplier.

NOTE 6 – OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments as of September 30, 2025, and June 30, 2025, consist of the following:

	September 30, 2025	June 30, 2025

Deposits	$6,791	$6,781
Other receivables	42,572	41,976
	$49,363	$48,757
Less: impairment on other receivables	(33,212)	(33,110)
Other receivables and deposits, net	$16,151	$15,647
Prepayments	43,236	46,605
Prepaid share based compensation-nonemployees (current portion)	287,669	455,291
	$347,056	$517,543

Prepaid share based compensation-nonemployees (non-current portion)	$122,950	$126,047

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of September 30, 2025, and June 30, 2025, is as follows:

	September 30, 2025	June 30, 2025

Plant and machinery	$2,056,949	$1,843,774
Office equipment	6,239	6,161
Computers	15,837	14,233
Motor vehicles	4,730	4,240
Furniture and fittings	4,932	4,421
Renovation	4,943	4,431
	2,093,630	1,877,260
Less: accumulated depreciation	(573,805)	(480,820)
Foreign exchange adjustment	4,691	178,544
	$1,524,516	$1,574,984

Depreciation expense for the three months ended September 30, 2025 and 2024, totaled $55,159 and $70,230, respectively.

There has been no impairment charge for the three months ended September 30, 2025 and 2024.

NOTE 8 –INTANGIBLE ASSETS

The intangible assets comprise (i) a global intellectual property (“IP”) of $30,192,771 known as “Catalytic Biofraction Process”, whereby, the Company’s subsidiary BRL is the beneficial and/or registered proprietor and (ii) an exclusive license assigned to Verde Malaysia for the operation of the IP in the state of Sabah, Malaysia of MYR 14,000,000 ($3,321,220).

The “Catalytic Biofraction Process” is a slow pyrolysis process using a proprietary catalyst to depolymerize palm biomass waste (empty fruit bunches or palm kernel shells) in temperature range of 350 degrees Celsius to 500 degrees Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like palm biomass waste is used as feedstock. Upon fulfilling UN’s (United Nations) ACM 22 protocol as well as LCA (Life Cycle Assessment) requirements, it is anticipated that the by products from this IP would lead to certification and issuance of Carbon Avoidance Credits as well as Carbon Removal Credits to generate carbon revenue for the Company.

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

Based on this qualitative assessment, management did not identify any events or changes in circumstances that would indicate that the carrying amounts of the Company’s intangible assets are not recoverable. The qualitative impairment assessment of the indefinite intangible assets indicated that the fair value of such assets exceeded their carrying value and therefore were not at risk of impairment. Accordingly, no quantitative impairment test was deemed necessary, and no impairment losses were recognized for the year ended June 30, 2025. The management evaluated the situation for the three months ended September 30, 2025, and determined that no significant changes had occurred. Accordingly, it is concluded that no impairment is required.

NOTE 9 – ASSETS HELD FOR SALE

At September 30, 2025, and June 30, 2025, assets held for sale are as follows:

	September 30, 2025	June 30, 2025

Motor vehicles	$9,866	$9,866
Less: impairment	(5,866)	(5,866)
	$4,000	$4,000

On June 27, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, a company incorporated under the laws of the State of Missouri, entered into a Consignment Contract with ED’s Machinery LLC (“EDM”) to dispose plant and machinery and motor vehicles with a carrying amount of $606,043. The disposal was pending completion as at June 30, 2024, and thus the assets had been presented separately in the balance sheets as assets held for sale. The disposal of assets with carrying values totaling $596,176 was completed as of June 30, 2025. The remaining asset comprises a vehicle that will be sold for its parts, and accordingly, an impairment of $0 and $5,866 were recognized during the financial period / year ended September 30, 2025 and June 30, 2025.

NOTE 10 – SECURITY DEPOSIT

At September 30, 2025, and June 30, 2025, security deposit consists of the following:

	September 30, 2025	June 30, 2025
Security deposit
- Factory site	$80,000	$80,000

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

NOTE 11 – AMOUNTS DUE TO/FROM RELATED PARTIES (INCLUDING CHAIRMAN AND CHIEF EXECUTIVE OFFICER)

The following breakdown of the balances due to/from related parties and director, consisted of:-

	September 30, 2025	June 30, 2025

Amount due to related parties
Borneo Oil Corporation Sdn (“BOC”) (#2)	$72,866	$72,869
Borneo Oil Berhad (“BOB”) (#1)	3,007	3,007
Taipan International Limited (#3)	119,153	119,153
Borneo Energy Sdn Bhd (#1)	16,374	16,356
Victoria Capital Sdn Bhd (#4)	5,931	5,913
Makin Teguh Sdn Bhd (#1)	19,379	19,379
J. Ambrose & Partners (#5)	75,985	75,904
SB Resorts Sdn Bhd (#2)	6,642	6,622
SB Supplies & Logistics Sdn Bhd (#1)	4,626	4,612
Borneo Eco Food Sdn. Bhd. (#1)	1,162	1,159
	$325,125	$324,974

Amount due from a related party
Vetrolysis Limited (#6)	$-	$100

Amount due to director
Mr. Jack Wong (#7)	$107,830	$209,640

(#1) BOB is the ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn. Bhd. and SB Supplies & Logistic Sdn. Bhd. and held 13.3% of the Company’s issued and outstanding common stock as of September 30, 2025. Makin Teguh Sdn Bhd is an associate of BOB. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#2) SB Resorts Sdn. Bhd. and BOC are wholly owned subsidiaries of BOB (holding 13.3% of the Company’s issued and outstanding common stock as of September 30, 2025). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#3) Taipan International Limited is one of the shareholders of the Company and held 7.9% of the Company’s issued and outstanding common stock as of September 30, 2025. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#4) Victoria Capital Sdn. Bhd. is one of the shareholders of the Company, and held 0.2% of the Company’s issued and outstanding common stock as of September 30, 2025. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#5) J. Ambrose & Partners is controlled by J Ambrose who is one of the shareholders of the Company, and he held 1.6% of the Company’s issued and outstanding common stock as of September 30, 2025. He is also a substantial shareholder of BOB. The advances are related to ordinary business transactions and bear no interest or collateral, and are repayable on demand.

(#6) Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited.

(#7) This represents remaining balance of the special bonus of $1.25 million to the Company’s Chairman and Chief Executive Officer Jack Wong, approved by the Board of the Company on December 9, 2024. On December 10, 2024, Mr. Wong entered into a Sale and Purchase Agreement to purchase the property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 (the “Property”) owned by Verde Renewables, for a current market value of $857,500. The Board also approved the option for this amount to be repaid through monthly installments deducted from the bonus over 26 pay cycles starting from January 2025. This transaction is structured as a sale and purchase agreement between the Company and Mr. Wong, with no cash exchange involved. The remaining balance of the bonus shall be allocated to cover any taxes associated with the bonus on behalf of Mr. Wong.

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the unaudited condensed consolidated balance sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, the incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term.

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	September 30, 2025	June 30, 2025

Assets
Right-of-use asset (#1)	$720,000	$720,000
Right-of-use asset (#2)	162,092	162,092
Total RoU assets	882,092	882,092
Less: Accumulated amortization	(400,887)	(363,717)
	$481,205	$518,375

Liabilities
Current:
Operating lease liabilities	$39,145	$38,311

Non-current:
Operating lease liabilities	81,534	91,639

Total lease liabilities	$120,679	$129,950

As of September 30, 2025, right-of-use assets were $481,205 and lease liabilities were $120,679.

As of June 30, 2025, right-of-use assets were $518,375 and lease liabilities were $129,950.

For the three months ended September 30, 2025 and 2024, the amortization charge on right-of use assets was $37,170 and $31,519, respectively.

(#1) This leasing arrangement for the lease of the Segama factory amounting to $720,000 is for a lease term of seven (7) years commencing March 2, 2022.

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

The table below presents the information related to weighted average discount rate and the remaining lease term (years) of the operating leases.

	Three Months ended September 30,
	September 30, 2025	June 30, 2025
Operating leases
Weighted average discount rate	9.02%	9.00%
Weighted average remaining lease term (years)	2.85	3.10

The accretion of lease liability for the three months ended September 30, 2025, and 2024, were $2,838 and $1,255, respectively.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the periods.

	Three Months ended September 30,
	2025	2024

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$-	$6,739

Operating lease cost:
Operating lease expense (per ASC 842)	40,008	32,774

Total lease expense	$40,008	$39,513

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

Future Contractual Lease Payments as of September 30, 2025

The below table summarizes (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years and thereafter ending September 30:

Years ending September 30,	Operating lease amount

2026	$48,435
2027	48,435
2028	32,347
Thereafter	8,995

Total minimum lease liabilities payment	138,212
Less: imputed interest	(17,533)
Present value of lease liabilities	$120,679

Representing:-
Current liabilities	$39,145
Non-current liabilities	81,534
Present value of lease liabilities	$120,679

NOTE 13 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 shares of common stock and 50,000,000 shares of preferred stock, both with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no shares of preferred stock outstanding as of September 30, 2025, and June 30, 2025.

Common stock outstanding

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

On September 8, 2023, the Company, through its wholly-owned subsidiary Verde Renewables entered into a Service and Stock Cancellation Agreement with EMGTA LLC to cancel the Services Agreement dated December 1, 2022, including the cancellation of 375,000 restricted Common shares issued at $0.20 on December 31, 2022, totaling $75,000 as consideration for certain services. The cancellation is still in process.

Not considering the commitment to cancel shares as above, there were 1,269,280,891 and 1,262,680,891 (including 7,744,445 shares committed to be issued for private placement subsequent to financial year end) shares of common stock issued and outstanding at September 30, 2025, and June 30, 2025 respectively.

Apart from the common stock committed to be issued as disclosed in Note 20, the Company has no stock option plan, warrants, or other dilutive securities as at September 30, 2025.

NOTE 14 - NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the respective years:

	Three Months ended September 30,
	2025	2024

Net (loss) income	$(919,555)	$354,715
Less: Net (loss) income attributable to non-controlling interest	-	-
Net (loss) income attributable to Verde Resources, Inc. shareholders	$(919,555)	$354,715

Weighted average common shares outstanding:
- Basic	1,259,653,672	1,219,578,036
- Diluted	1,259,653,672	1,224,504,665

Net (loss) income per share:
- Basic	$(0.00)	$0.00
- Diluted	$(0.00)	$0.00

# less than $0.005

For the three months ended September 30, 2025, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

The denominator used in the computation of basic net (loss) income per share is as follows:

	Three Months ended September 30,
	2025	2024

Weighted average common shares outstanding	1,264,931,163	1,222,817,065
Less: weighted average non-vested shares	(5,277,491)	(3,239,029)
Weighted average of common shares-basic	1,259,653,672	1,219,578,036

The denominator used in the computation of diluted net (loss) income per share is as follows:

	Three Months ended September 30,
	2025	2024

Weighted average of common shares- basic	1,259,653,672	1,219,578,036
Add: Dilutive shares	-	4,926,629
Weighted average of common shares- diluted	1,259,653,672	1,224,504,665

NOTE 15 - INCOME TAX

For the three months ended September 30, 2025 and 2024, the local (“United States of America”) and foreign components of (loss) profit before income taxes were comprised of the following:

	Three Months ended September 30,
	2025	2024

Tax jurisdiction from:
- Local (US regime)	$(818,296)	$(227,398)
- Foreign, including
British Virgin Island	(8,467)	690,229
Malaysia	(92,834)	(101,387)
Labuan, Malaysia	42	(6,729)

(Loss) Profit before income taxes	$(919,555)	$354,715

 The provision for income taxes consisted of the following:

Three Months ended September 30,
	2025	2024

Current tax:
- Local	$-	$-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

The effective tax rate in the periods presented reflects the impact of losses incurred across various tax jurisdictions, each with different applicable income tax rates.

The Company mainly operates in the United States and Malaysia and is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company, VRI, VerdePlus and VLI are subject to the tax laws of United States of America. The U.S. corporate income tax rate is 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented.

The Company has provided for a full valuation allowance against the deferred tax assets of $2,182,433 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $10,392,538 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018, are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely. However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the three months ended September 30, 2025 and 2024, there was no operating income under the U.S. tax regime.

BVI

Under current BVI law, VRAP is not subject to tax on income.

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

Malaysia

The Company’s subsidiaries, Verde Malaysia and Wision, are registered in Malaysia and are subject to the Malaysian corporate income tax at a standard income tax rate of 24% on chargeable income.

The operation in Malaysia incurred $1,139,470 of cumulative net operating losses as of September 30, 2025, which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $273,473 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Three Months ended September 30,
	2025	2024

Loss before income taxes	$(92,834)	$(101,387)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(22,280)	(24,333)
Non-deductible items	3,293	14,227
Tax losses unable to be carried forward	(10)	1,615
Valuation allowance	18,997	8,491
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	September 30, 2025	June 30, 2025

Deferred tax assets:
Net operating loss carryforwards, from
US tax regime	$2,182,433	$2,090,051
Malaysia tax regime	273,473	249,972
Less: valuation allowance	(2,455,906)	(2,340,023)
Deferred tax assets, net	$-	$-

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

NOTE 16 - RELATED PARTY TRANSACTIONS

	Three Months ended
	September 30,
	2025	2024
Related party transactions:
Rental income:
Mr. Jack Wong (#1)	$-	$13,846
Interest expense paid to:
BOC (#2)	$-	$1,738

Related party balances are disclosed in Note 11.

(#1) Mr. Jack Wong is the Chief Executive Officer and Chairman of the Company. By Waiver and Consent of Shareholders, Mr. Wong was elected to the board of directors of the Company, effective March 30, 2024.

(#2) SB Resorts Sdn Bhd and BOC are wholly owned subsidiaries of BOB (holding 13.3% of the Company’s issued and outstanding common stock as of September 30, 2025).

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 17 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers and major vendors

For the three months ended September 30, 2025 and 2024, there were one (1) single customer respectively whose revenue exceeded 10% of the revenue in the segment of production and distribution of renewable commodities

	Revenue
	September 30, 2025		September 30, 2024
	USD	%	USD	%

Customer A	$-	$-%	125,120	$100%
Customer B	$2,225	98%	-	-%

	Account Receivable
	September 30, 2025	June 30, 2025

Customer A*	$187,314	$187,314
Customer B	$-	$-

* Fully settled in October, 2025.

There were no vendors which exceeded 10% of direct costs for the three months ended September 30, 2025.

For the three months ended September 30, 2024, there was one (1) single vendor whose direct costs exceeded 10% of the cost of revenue in the segment of production and distribution of renewable commodities.

	Direct Costs
	September 30, 2025		September 30, 2024
	USD	%	USD	%

Vendor A	$-	$-%	8,880	18%

	Account Payable
	September 30, 2025	June 30, 2025

Vendor A	$4,400	$8,800

(b) Economic and political risk

The Company’s major operations are conducted in the United States and Malaysia. Accordingly, the political, economic, and legal environments in the United States and Malaysia, as well as the general state of U.S. and Malaysian economies may influence the Company’s business, financial condition, and results of operations.

Further, the escalation tensions in the Middle East, including the continuing Russian – Ukraine conflict and trade wars may impact the global economic situation, which indirectly may impact the Company’s operations.

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

NOTE 18 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the three months ended September 30, 2025, and 2024, $950 and $1,973 contributions were made accordingly.

NOTE 19 - SHARES ISSUED TO NONEMPLOYEE, EMPLOYEE AND DIRECTOR

On December 15, 2022, the Company entered into a Services Agreement with Looi Pei See (the “Looi Pei See Agreement”) to engage her as a consultant to develop the retail markets for the Company’s products and services in Malaysia and Singapore. The Company will pay Looi Pei See by the issuance of 1,140,000 shares of the Company’s restricted common stock on or before December 31, 2022. The shares were issued on December 31, 2022, for service period from December 15, 2022, to December 14, 2025. The fair value of 1,140,000 shares was $228,000 which was calculated based on stock price of $ 0.20 per share on December 31, 2022 (date of final board approval and grant date) and is being amortized over the vesting period. During the period ended September 30, 2025, the Company charged $19,139 to selling, general and administrative expenses as consulting expenses.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Fosnacht Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted common stock on or before January 31, 2024. The term of the Fosnacht Agreement will remain effective until December 31, 2025, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. The fair value of 1,000,000 shares was $134,000 which was calculated based on stock price of $ 0.134 per share on January 31, 2024 (date of final board approval and grant date) and is being amortized over the vesting period. During the period ended September 30, 2025, the Company charged $15,391 to selling, general and administrative expenses as consulting expenses.

On April 20, 2024, the Company entered into two Services Agreements (the “NIE Agreements”) with Dr. Nam Tran and Dr. Raymond Powell to engage them as National Implementation Experts for its wholly-owned subsidiary Verde Renewables to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the NIE Agreements. Under the NIE Agreements, the Company will pay Dr. Nam Tran and Dr. Raymond Powell each by the issuance of 3,000,000 shares of the Company’s restricted shares of common stock in three tranches of 1,000,000 shares each on or before July 31, 2024, October 31, 2025, and October 31, 2026, respectively. The term of the NIE Agreements will remain effective until April 30, 2027, and both parties may renew their respective agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the respective addendum to NIE Agreements dated June 29, 2024, each tranche of shares to be issued is compensation for each service period of 12 months beginning from May 1, 2024, May 1, 2025, and May 1, 2026, respectively. The fair value of the first 1,000,000 shares was $360,000 each, calculated based on stock price of $0.36 per share on July 31, 2024 (date of final board approval and grant date), and is being amortized over the respective vesting period. The second tranche of 1,000,000 shares was issued to Dr. Raymond Powell on July 1, 2025 (also representing date of final board approval and grant date) at the stock price as of that date of $0.095, for a total value of $95,000 and is being amortized over the vesting period of 12 months beginning from May 1, 2025. The second tranche of 1,000,000 shares to Dr. Nam Tran remains to be issued to date and is accrued based on the best estimate by management of the fair value as of the reporting date of $0.10 totaling $41,918 for the services rendered till September 30, 2025. During the period ended September 30, 2025, the Company charged a total of $49,151 to selling, general and administrative expenses as consulting expenses.

On June 1, 2024, the Company entered into a multi-year Services Agreement (the “Ludwig Agreement”) with Dale Ludwig to engage him as Strategic Advisor for the Company and all its subsidiaries, to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company's technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development. Pursuant to the Ludwig Agreement, the Company agreed to issue a total of 2,000,000 restricted shares of the Company’s common stock to Dale Ludwig over three tranches of 700,000 shares on or before August 31, 2024, 700,000 shares on or before October 31, 2025, and 600,000 shares on or before October 31, 2026. Pursuant to the addendum to the Ludwig Agreement dated June 29, 2024, each tranche of shares to be issued is compensation for each service period beginning 11 months from June 1, 2024 and 12 months from May 1, 2025, and May 1, 2026, respectively. The fair value of the first 700,000 shares was $210,000, calculated based on stock price of $0.30 per share on August 8, 2024 (date of final board approval and grant date) and is being amortized over the vesting period. The second tranche of 700,000 shares to Dale Ludwig remains to be issued to date and is accrued based on the best estimate by management of the fair value as of the reporting date of $0.10 totaling $29,342 for the services rendered till September 30, 2025. During the period ended September 30, 2025, the Company charged $17,643 to selling, general and administrative expenses as consulting expenses.

The Company agreed to issue 670,000 of the Company’s restricted shares of common stock to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Bava Employment Agreement upon completing each full year of service. The term of the Bava Employment Agreement will remain effective until September 30, 2027. On August 30, 2024, the Company issued 670,000 of the Company’s restricted shares of common stock to Eric Bava as part of the compensation package in the Bava Employment Agreement. The fair value of first 670,000 shares was $181,235 which was calculated based on stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date ), and is being amortized over the requisite service period from October 1, 2023, to September 30, 2024. The fair value of the share compensation for his second year of service was $60,000 pursuant to the addendum dated August 29, 2025, and $60,000 is being accrued for the requisite service period from October 1, 2024, to September 30, 2025. During the period ended September 30, 2025, the Company charged a total of $15,123 to selling, general and administrative expenses as salary expenses.

On July 31, 2024, Verde Renewables a wholly owned subsidiary of the Company, entered into Service Agreement with Jeremy P. Concannon (Chief Growth Officer (“CGO”) of the Company effective from August 1, 2024) (the “Concannon Services Agreement”). Pursuant to the Concannon Services Agreement, the Company agreed to issue a total of 4,050,000 restricted shares of the Company’s common stock to Jeremy P. Concannon over three tranches of 1,350,000 shares each on or before August 31, 2024, August 31, 2025, and August 31, 2026 respectively. The term of the Concannon Service Agreement will remain effective until September 30, 2027, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the addendum to the Concannon Service Agreement dated September 27, 2024, each tranche of shares to be issued as compensation for each service period beginning 12 months from August 1, 2024, and 2025, and for 14 months from August 1, 2026, to September 30, 2027, respectively. The fair value of the first 1,350,000 shares was $365,175, calculated based on stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date), and is being amortized over the requisite service period. The second tranche of 1,350,000 shares to Jeremy P. Concannon remains to be issued to date and $21,343 is accrued for the services rendered from August 1, 2025 until September 30, 2025 based on management’s best estimate of the fair value as of the reporting date. During the period ended September 30, 2025, the Company charged $52,358 to selling, general and administrative expenses as salary expenses.

The Company agreed to issue 50,000 of the Company’s restricted shares of common stock to Hannah Bruehl, Executive Assistant to C-Suite Executives of the Company for service period from September 3, 2024 to September 2, 2025, as part of the compensation package in the Employment Agreement signed on September 3, 2024. On January 3, 2025, the Company issued 50,000 of the Company’s restricted shares of common stock to Hannah Bruehl. The fair value of 50,000 shares was $9,280 which was calculated based on stock price of $0.1856 per share on January 3, 2025 (date of final board approval and grant date), and is being amortized over the requisite service period from September 3, 2024 to September 2, 2025. During the period ended September 30, 2025, the Company charged $1,627 to selling, general and administrative expenses as salary expenses.

On November 29, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, entered into a consulting services agreement (the “AUM Agreement”) to engage AUM Media Inc (“AUM”), a company incorporated in the State of Delaware, as a Capital Markets, Investor Relations and Media Relations Advisor to provide advice to the Company on its preparations for an equity raise and the planned uplisting to NASDAQ. Pursuant to terms of the AUM Agreement, the services will be provided by AUM on an annual contract basis and the agreement will continue for 12 months, starting January 1, 2025 to December 31, 2025, unless it is terminated in accordance with the termination terms under the AUM Agreement. VRI agreed to pay a fixed monthly discounted fee of $6,000 per month, payable in advance on the first day of each month. In addition, the Company shall issue shares equivalent to 9,313,100 shares of the Company’s restricted common stock to AUM or any affiliate to be designated by AUM, which represents 0.75% of the Company’s total shares outstanding as of November 29, 2024. The share issuance will occur as follows: 4,656,550 shares of the Company’s restricted common stock, being 50% of the 0.75% of the Company’s total shares outstanding, to be issued upon the signing of the Agreement, with the remaining 4,656,550 shares to be issued within three days following the Company's listing on the NASDAQ. Subsequently on January 2, 2025, the Company issued 4,656,550 of the Company’s restricted shares of common stock to Aegis Ventures Limited as designated by AUM. The fair value of first 4,656,550 shares was $745,048 calculated based on stock price of $0.16 per share on November 29, 2024 (grant date) and is being amortized over the service period of 12 months commencing January 2025. During the period ended September 30, 2025, the Company charged $187,793 to selling, general and administrative expenses as consulting expenses.

The Company agreed to issue 350,000 of the Company’s restricted shares of common stock to Karl Strahl, a Director of the Company for service period from May 1, 2025 to April 30, 2026, as part of the compensation package in the Director Appointment Agreement that the Company entered into with Karl Strahl on May 1, 2025. On June 1, 2025, the Company issued 350,000 of the Company’s restricted shares of common stock to Karl Strahl. The fair value of 350,000 shares was $33,110 which was calculated based on stock price of $0.0946 per share on June 1, 2025 (date of final board approval and grant date), and is being amortized over the requisite service period from May 1, 2025 to April 30, 2026. During the period ended September 30, 2025, the Company charged $8,345 to selling, general and administrative expenses as Director’s fee.

On October 18, 2024, the Company entered into a binding Term Sheet with C-Twelve Pty Ltd (“C-Twelve”), a corporation incorporated in Western Australia, granting the Company (i) an exclusive license to utilize its proprietary binder and biochar asphalt mixed designs (the “Licensed Technology”) for the production and commercialization of asphalt surfacing-related products (the “End Products”) within the United States of America and (ii) the first right of refusal to extend the exclusive licensing of the Licensed Technology to other countries and territories subject to terms and conditions to be mutually agreed upon. The Company shall commit to producing a minimum quantity of End Products each year, as defined in the definitive agreement (the “Minimum Production Amount”). The specific Minimum Production Amount will be stipulated in an appendix or exhibit to the final licensing agreement. The Company shall pay C-Twelve royalties based on the Minimum Production Amount, at a rate mutually agreed upon by both parties and specified in the definitive agreement. Should the Company fail to meet the Minimum Production Amount in any given year, it shall remain obligated to pay royalties based on the agreed upon minimum production levels. In the event that production exceeds the Minimum Production Amount, additional royalties shall be payable for the excess production, calculated at the same royalty rate or as otherwise mutually agreed in the definitive agreement. Both parties will mutually agree on a Carbon Credit percentage allowance for C-Twelve. C-Twelve shall grant the Company the right to file, prosecute, and maintain United States patent applications incorporating C-Twelve’s Intellectual Property (IP), subject to C-Twelve’s final review and approval before submission. All such patents will be filed and maintained under the Verde brand name. The Company shall reserve the right to market and sell End Products under its own brand names, with C-Twelve being referenced, as well as C-Twelve having the right to market the Company’s activities under the definitive agreement. C-Twelve shall also collaborate with the Company on a joint installation of its proprietary technology that will take place on the Company’s designated cross-section at the NCAT Test Track in Opelika, Alabama, with a target completion between December 16–20, 2024. The term sheet, originally set to expire on February 28, 2025, has been extended until May 31, 2025. Subsequently the definitive agreement, namely the C-Twelve Agreement, was entered into between the Company and C-Twelve on May 19, 2025 (“Effective Date”). The Company agreed to issue 1,500,000 shares of the Company’s restricted common stock to C-Twelve within thirty (30) business days after the Effective Date. On June 1, 2025, the Company issued 1,500,000 shares of the Company’s restricted common stock to Sundeo Pty Ltd, an affiliate designated by C-Twelve, pursuant to the C-Twelve Agreement. The fair value of 1,500,000 shares was $141,900 which was calculated based on stock price of $0.0946 per share on June 1, 2025 (date of final board approval and grant date), and is being amortized over the license period of 10 years from May 19, 2025 to May 18, 2035. During the period ended September 30, 2025, the Company charged $3,574 to selling, general and administrative expenses as licensing fee.

A summary of the status of the Company’s non-vested shares as of September 30, 2025 and June 30, 2025, and changes during the three months ended September 30, 2025 and the year ended June 30, 2025, is presented below:

	September 30, 2025		June 30, 2025
Non-vested shares	Shares	Weighted-Average-Grant Date Fair Value	Shares	Weighted-Average-Grant Date Fair Value

Nonemployee
At beginning of the year	4,233,167	$0.137	1,229,508	$0.163
Granted	1,000,000	0.095	8,856,550	0.205
Vested	(1,841,221)	0.144	(5,852,891)	0.245
At the end of the year	3,391,946	$0.121	4,233,167	$0.137

Employee and director
At beginning of the year	414,932	$0.145	-	$-
Granted	-	-	2,420,000	0.243
Vested	(211,644)	0.194	(2,005,068)	0.264
At the end of the year	203,288	$0.095	414,932	$0.145

As of September 30, 2025 and June 30,2025, the total stock-based compensation for nonemployees related to non-vested awards not yet recognized is $410,619 and $581,338, and this is expected to be recognized over a weighted-average period of 4.3 and 3.79 years respectively.

As of September 30, 2025 and June 30, 2025, the total stock-based compensation for employees and directors related to non-vested awards not yet recognized is $19,231 and $60,219, and this is expected to be recognized over a weighted-average period of 0.58 and 0.60 years respectively.

There was no income tax benefit recognized associated with the share-based compensation expenses.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Future commitments with regards to repayment of lease liabilities are disclosed in Note 12.

Part from the above, as of September 30, 2025, the Company had the following capital commitment:

a) commitment to issue restricted shares of common stock to the following service providers on or before October 31, 2025 and 2026, subject to final board approval for the second and third tranches respectively as below, for services to be performed pursuant to the Service Agreements signed with nonemployees as disclosed in Note 13 and Note 19:

Number of shares to be issued

Financial year ended June 30, 2026
Nam Tran	1,000,000
Dale Ludwig	700,000
1,700,000

Financial year ended June 30, 2027:
Nam Tran	1,000,000
Raymond Powell	1,000,000
Dale Ludwig	600,000
2,600,000

b) commitment to issue restricted shares of common stock to employee, Jeremy P. Concannon the second tranche of 1,350,000 shares for a twelve month service period from 1 August 2025 which was due on or before August 31, 2025 and the third tranche of 1,350,000 shares for a fourteen month period commencing August 1, 2026, both being subject to final board approval and pursuant to the Service Agreement signed as disclosed in Note 19:

c) commitment to issue restricted shares of common stock equivalent to $60,000 subject to final board approval, to Eric Bava pursuant to an addendum to his Employment Agreement dated August 29, 2025. for the requisite service period from October 1, 2024, to September 30, 2025 as disclosed in Note 19.

d) commitment to cancel 375,000 restricted common shares pursuant to the Service Agreement signed and Service and Stock Cancellation Agreement with EMGTA LLC as disclosed in Note 13.

e) quarterly committed payments of $62,500, to be paid in advance for period from October 2025 to December 2026 to support a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” pursuant to an agreement entered with NCAT at Auburn University on June 27, 2024.

f) commitment to issue 4,656,550 restricted shares of common stock to Aegis Ventures Limited pursuant to the terms of the consulting services agreement that the Company through its wholly-owned subsidiary Verde Renewables entered into with AUM on November 29, 2024, within three days following the Company’s listing on the NASDAQ.

g) Commitment to allocate to C-Twelve a royalty equal to three percent (3%) of all future carbon removal credits generated through the use of Verde-C12 IPs, and to provide a loan to C-Twelve in an amount not less than USD $2,000,000 (the “C-Twelve Loan”), with interest accruing at the lowest applicable federal rate, within 30 days following the Company’s successful uplisting from OTC to a National Exchange pursuant to the terms of the C-Twelve Agreement that the Company through its wholly-owned subsidiary Verde Renewables entered into with C-Twelve on May 19, 2025.

As of September 30, 2025, the Company has no material contingencies.

NOTE 21 - SUBSEQUENT EVENTS

Addendum to C-Twelve Agreement

Effective October 8, 2025, the Company entered into an addendum to the C-Twelve Agreement (the “C-Twelve Addendum”) with C-Twelve pursuant to which (i) C-Twelve approved the Company’s entry into the License Agreement with Ergon, (ii) the exclusive territory granted to the Company under the C-Twelve Agreement is expanded to comprise the United States (including all states, territories, and regions thereof), Canada and Mexico, (iii) the Company agreed to pay an additional $1 million in exclusive licensing fees for the expanded territories of Canada and Mexico, which shall be paid concurrently with the C-Twelve Loan and (iv) the Company agreed to a potential conditional fee payment to C-Twelve in 2027 based on agreed minimum amounts of liters of Verde V24 which the Company may purchase from C-Twelve. The Company is required to fund the C-Twelve Loan and the additional $1 million fee to C-Twelve (the proceeds of which are expected to be used by C-Twelve in part to enhance its Verde V24 manufacturing capability) within thirty (30) days of closing of a transaction in which the Company’s common stock becomes listed on a U.S. national exchange, provided that if such funding is not achieved by July 31, 2026, C-Twelve shall have the right, on ten (10) business days’ notice, to hold the Company in breach of the C-Twelve Agreement.

Ergon License

On October 10, 2025, Verde Renewables entered into a license agreement with Ergon (the “Ergon License”), pursuant to which the Company has granted Ergon an exclusive, non-transferable license to use, manufacture, commercialize, market, sell and distribute any product that contains or is manufactured or formed by Ergon using the Company’s proprietary cold mix biochar asphalt emulsifying agent, Verde V24, in the United States (including its territories), Canada and Mexico, in exchange for Ergon agreeing to purchase Verde V24 from the Company at a fixed price (which is inclusive of all fees associated with the license, but subject to consumer price index adjustments) for use in Ergon’s asphalt road materials products.

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

Ergon Private Placement

On October 31, 2025, the Company entered into a securities purchase agreement (the “Ergon Purchase Agreement”) with Ergon, pursuant to which Ergon purchased a total of 24,943,876 shares (the “Ergon Shares”) of the Company’s common stock and a warrant (the “Warrant”) to purchase 24,943,876 shares of common stock (the “Warrant Shares”), at a combined purchase price of $0.08018 per share (the “Offering Price”), which represents a five percent (5%) discount to the volume-weighted average price of the common stock for the thirty (30) trading days immediately preceding the closing of the offering of the Ergon Shares and Warrant by the Company to Ergon (the “Offering”).

The Company received gross proceeds of $2 million from the Offering, excluding proceeds, if any, from the exercise of the Warrant. The Company intends to use the proceeds of the Offering for working capital and general corporate purposes.

Under the terms of the Ergon Purchase Agreement, Ergon is prohibited from selling any shares of common stock acquired in the Offering without the Company’s prior written consent until 180 days (the “Standstill Period”) after the closing of a firm commitment public offering of the common Stock and concurrent uplisting to a national market exchange by the Company (the “Uplist”); provided that if the Uplist has not occurred by September 30, 2026, the prohibition on sales will terminate. The Ergon Purchase Agreement additionally grants Ergon (i) the right to appoint a non-voting observer to the Company’s board of directors for so long as Ergon holds one third (1/3) of the shares of common stock acquired in the Offering and so long as the Ergon License has not expired or been terminated in accordance with its terms, (ii) certain “piggyback” registration rights, whereby, subject to certain exceptions, following the Standstill Period, if the Company files a registration statement for the public offer and sale of its securities, Ergon has the right to have the Ergon Shares and Warrant Shares included in such registration statement for public resale, and (iii) subject to customary exemptions, a three (3) year right of participation in any issuance by the Company of common stock or Common Stock Equivalents (as defined in the Ergon Purchase Agreement) in a Company financing transaction, whereby Ergon has the right to participate in such transaction up to its then-current percentage holdings of the outstanding common stock as determined by dividing the number of shares of common stock then held by Ergon by the number of shares of common stock then outstanding.

The Ergon Purchase Agreement contains customary representations, warranties and agreements by the Company and Ergon, indemnification obligations of the Company, and other customary obligations of the parties. The representations, warranties and covenants contained in the Ergon Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Ergon Purchase Agreement and may be subject to limitations agreed upon by the contracting parties.

Dissolution of BRL and Transfer of Intellectual Property

Pursuant to an Intellectual Property Transfer Agreement dated October 15, 2025, BRL transferred to VRAP all rights, title and interest in the intellectual property known as Catalytic Biofraction Process at its carrying value of $30,192,771 as of that date. Following the completion of the transfer, BRL was administratively dissolved by being struck off the registers of the Labuan Financial Services Authority on October 19, 2025.

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025, up through the date the Company issued the unaudited condensed consolidated financial statements.

NOTE 22 – RE-PRESENTATION

Certain prior year amounts have been re-presented to conform to the current year’s presentation. The re-presentation had no impact on previously reported income or losses.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and the related notes appearing elsewhere in this Quarterly Report. See “Cautionary Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed below.

Overview

We are a road construction and building materials company offering proprietary, environmentally sustainable materials and seeking to redefine our industry with a clear mission: enabling the #TransitiontoZero™.  Our proprietary product BioAsphalt™ incorporates biochar, a powerful carbon sequestering material, into infrastructure with the goal of reducing emissions, improving performance, and lowering overall costs. We also offer a licensed proprietary cold mix biochar asphalt emulsifying agent, which we call “Verde V24”.  Further, we expect to generate revenues from the generation by our products, and our subsequent sale, of carbon removal credits. We believe our proprietary products, know-how and business plan place us at the forefront of sustainable innovation in the construction and building materials sector, an industry we believe is long overdue for transformation.

Our strategic roadmap for achieving net-zero emissions—what we call the Verde Net Zero Blueprint—has achieved the following significant milestones:

●

The issuance to our company in April 2025 of the world’s first carbon removal credit from asphalt production and application, certified by Puro.earth, the leading global registry for engineered carbon removal.

●

Technological validation of our BioAsphalt™ by NCAT, including receipt of preliminary performance results from NCAT in July 2025 that demonstrated consistent durability, particularly under low-volume roadway conditions. Most recently, in September 2025, NCAT’s latest evaluation of our cold recycling mix using 100% reclaimed asphalt pavement (“RAP”) from laboratory testing demonstrated that our cold-recycled mix not only meets but exceeds industry specifications for cold-recycled asphalt. These results showed superior cohesion, high tensile strength ratio (“TSR”), and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

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

With key third-party validations from groups such as NCAT and Puro. earth in place, we are now focused on commercializing our solutions in the United States, our most strategic market. To this end, we recently entered into an exclusive licensing agreement with Ergon, an industry leader in asphalt innovation and supply and one of the largest liquid asphalt and emulsion marketers in North America, for the production of asphalt surface course material containing our proprietary solution across North America. As our domestic operations scale through Ergon, we plan to license the Verde Net Zero Blueprint globally, targeting infrastructure and materials companies in countries aligned with the Paris Climate Agreement and pursuing Net Zero by 2050.

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

We believe our asset light business model enables scalable growth while minimizing capital intensity, creating recurring revenue streams through licensing, sales, royalties, carbon monetization, and strategic partnerships. We operate through our primary U.S. subsidiary, Verde Renewables, headquartered in St. Louis, Missouri.

 Recent Developments

Addendum to C-Twelve Agreement

Effective October 8, 2025, we entered into the C-Twelve Addendum with C-Twelve pursuant to which (i) C-Twelve approved our entry into the Ergon License (as defined below), (ii) the exclusive territory granted to us under the C-Twelve Agreement is expanded to comprise the United States (including all states, territories, and regions thereof), Canada and Mexico, (iii) we agreed to pay an additional $1 million in exclusive licensing fees for the expanded territories of Canada and Mexico, which shall be paid concurrently with the C-Twelve Loan and (iv) we agreed to a potential conditional fee payment to C-Twelve in 2027 based on agreed minimum amounts of liters of Verde V24 which the Company may purchase from C-Twelve. We are required to fund the C-Twelve Loan and the additional $1 million fee to C-Twelve (the proceeds of which are expected to be used by C-Twelve in part to enhance its Verde V24 manufacturing capability) within thirty (30) days of closing of a transaction in which our common stock becomes listed on a U.S. national exchange, provided that if such funding is not achieved by July 31, 2026, C-Twelve shall have the right, on ten (10) business days’ notice, to hold us in breach of the C-Twelve Agreement.

The foregoing description of the C-Twelve Addendum is not complete and is qualified in its entirety by reference to the full text of the C-Twelve Addendum, a copy of which is filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2025.

Ergon License

On October 10, 2025, we entered into a license agreement with Ergon (the “Ergon License”), pursuant to which we granted Ergon an exclusive, non-transferable license to use, manufacture, commercialize, market, sell and distribute any product that contains or is manufactured or formed by Ergon using our proprietary cold mix biochar asphalt emulsifying agent, Verde V24, in the United States (including its territories), Canada and Mexico, in exchange for Ergon agreeing to purchase Verde V24 from us at a fixed price (which is inclusive of all fees associated with the license, but subject to consumer price index adjustments) for use in Ergon’s asphalt road materials products.

We agreed with Ergon to an initial fifteen (15) month “go-to-market period”, during which there will be no minimum purchase requirements for Ergon’s purchases of Verde V24.  For each calendar year beginning January 1, 2027, Ergon has agreed to negotiate with us in good faith towards the establishment of possible minimum purchase amounts based on certain customary factors.  We have also agreed with Ergon that if minimum purchase amounts are agreed to for any given calendar year, we and Ergon will agree in good faith to new minimum purchase amounts for each subsequent year, subject to consideration of customary factors.

We also agreed to provide Ergon with forty percent (40%) of its share of the carbon removal credits generated from the mixing of the final carbon sequestering BioAsphalt™  surface material, so long as:

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

The term of the Ergon License is ten (10) years, with an automatic renewal for additional ten (10) year periods, subject to a minimum of six (6) months’ notice of cancellation prior to renewal. The Ergon License may be terminated in the event of non-payment of amounts due, initiation of bankruptcy proceedings, or under other customary terms. Additionally, Ergon may terminate the Ergon License upon sixty (60) days’ prior written notice in the event that our Chief Executive Officer, Jack Wong, or our Chief Operating Officer, Eric Bava, are removed from their respective positions with us for reasons other than termination for cause or voluntary resignation. The Ergon License additionally contains provisions regarding confidentiality, indemnification, and representations and warranties of the parties that are customary for such an agreement.

The foregoing description of the Ergon License is not complete and is qualified in its entirety by reference to the full text of the Ergon License, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2025.

Ergon Private Placement

On October 31, 2025, we entered into a securities purchase agreement (the “Ergon Purchase Agreement”) with Ergon, pursuant to which Ergon purchased a total of 24,943,876 shares (the “Ergon Shares”) of our common stock and a warrant (the “Warrant”) to purchase 24,943,876 shares of our common stock (the “Warrant Shares”), at a combined purchase price of $0.08018 per share (the “Offering Price”), which represents a five percent (5%) discount to the volume-weighted average price of our common stock for the thirty (30) trading days immediately preceding the closing of the offering of the Ergon Shares and Warrant by us to Ergon (the “Offering”).

We received gross proceeds of $2 million from the Offering, excluding proceeds, if any, from the exercise of the Warrant. We intend to use the proceeds of the Offering for working capital and general corporate purposes.

Under the terms of the Ergon Purchase Agreement, Ergon is prohibited from selling any shares of common stock acquired in the Offering without our prior written consent until 180 days (the “Standstill Period”) after the closing of a firm commitment public offering of our the common stock and our concurrent uplisting to a national market exchange (the “Uplist”); provided that if the Uplist has not occurred by September 30, 2026, the prohibition on sales will terminate. The Ergon Purchase Agreement additionally grants Ergon (i) the right to appoint a non-voting observer to our board of directors for so long as Ergon holds one third (1/3) of the shares of common stock acquired in the Offering and so long as the Ergon License has not expired or been terminated in accordance with its terms, (ii) certain “piggyback” registration rights, whereby, subject to certain exceptions, following the Standstill Period, if we file a registration statement for the public offer and sale of our securities, Ergon has the right to have the Ergon Shares and Warrant Shares included in such registration statement for public resale, and (iii) subject to customary exemptions, a three (3) year right of participation in any issuance by us of our common stock or Common Stock Equivalents (as defined in the Ergon Purchase Agreement) in a financing transaction, whereby Ergon has the right to participate in such transaction up to its then-current percentage holdings of our outstanding common stock as determined by dividing the number of shares of our common stock then held by Ergon by the number of shares of our common stock then outstanding.

The Ergon Purchase Agreement contains customary representations, warranties and agreements by us and Ergon, indemnification obligations of ours, and other customary obligations of the parties. The representations, warranties and covenants contained in the Ergon Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Ergon Purchase Agreement and may be subject to limitations agreed upon by the contracting parties.

The foregoing description of the Ergon Purchase Agreement and Warrant are not complete and are qualified in its entirety by reference to the full text of the Ergon Purchase Agreement and Warrant, copies of which are filed as Exhibits 10.1 and 4.1, respectively, to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2025.

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

●	Continuous Improvement and Innovation: We are committed to continuous improvement and innovation on our core technologies to enhance performance, durability, and environmental benefits.

●

Maintaining the Quality of our Products: We seek to maintain robust quality assurance and measurement systems to confirm that all licensed products consistently meet our technical specifications and industry standards.

Results of Operations

For the three months ended September 30, 2025 and 2024:

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$2,269	$125,570	-98.2%
Cost of revenue	$(1,335)	$(49,596)	-97.3%
Gross profit	$934	$75,974	-98.8%
Selling, general and administrative expenses	$(888,976)	$(812,563)	9.4%
Other operating expenses	$(55,896)	$(55,118)	1.4%
Loss from operation	$(943,938)	$(791,707)	19.2%
Interest expense	$-	$(97,831)	-100.0%
Other income	$24,383	$1,244,253	-98.0%
NET (LOSS) PROFIT	$(919,555)	354,715	-359.2%

The average rate of MYR : USD for three months ended September 30, 2025 and September 30, 2024 was 0.2365 and 0.2305 respectively.

Revenue

We generated $2,269 in revenue for the period ended September 30, 2025, representing a decrease of $123,301, or 98.2%, compared to revenue of $125,570 in the prior period. Our revenue was mainly derived from the sale of our 50-lb bagged BioAsphalt™ product.

The decrease in sales primarily reflects our planned depletion of our initial formulation of our bagged BioAsphalt™ product as we shifted toward an upgraded formulation of our BioAsphalt™ product that includes, among other enhancements, the use of recycled asphalt materials, an improved designer blend of biochar, and a more compatible grade of liquid asphalt in the emulsion. During this transition period, production and distribution of the earlier formulation were intentionally scaled back to support ongoing research and development activities. The transition from the bagged BioAsphalt™ to the upgraded formulation has caused a temporary dip in revenue until the upgraded formulation’s full launch and integration into our commercial channels.

Cost of revenue

Cost of revenue in the three months ended September 30, 2025 and September 30, 2024 were $1,335 and $49,596, respectively, a decrease of $48,261 or 97.3%. The decrease is mainly due to the decreased volume of sales as mentioned above.

Gross Profit

Gross profit of $934 was recorded for the three months ended September 30, 2025, compared to a gross profit of $75,974 for the corresponding period in 2024, representing a decrease of $75,040 or 98.8%. The decline was primarily driven by the significantly lower quantity of product sold during the current period. In addition, sales in the current period were made largely at the distribution level, which typically generate lower margins than retail-level sales, which predominated during the corresponding period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was comprised mainly of salaries, office costs, legal and professional fees, consultancy fee, research and development cost and travelling expenses. We incurred $888,976 and $812,563 in selling, general and administrative expenses for the three months ended September 30, 2025 and 2024, respectively. Selling, general and administrative expenses increased by 9.4%, or $76,413, primarily due to an increase in research and development cost of $62,500 as we continued our work to the upgraded formulation of our BioAsphalt™ product.

Other Operating Expenses

Total other operating expenses for the period ended September 30, 2025 was $55,896, an increase of $778, or 1.4%, compared to $55,118 for the period ended September 30 2024. Other operating expenses were comprised of expenditure related to the maintenance of our biofraction plant in Borneo.  In June 2023, we made a strategic decision to temporarily cease the operation of our Borneo biofraction plant and focus on our North American operations.

Interest expense

Total interest expense for the period ended September 30, 2025 was $0, compared to $97,831 for the period ended September 30, 2024. The absence of interest expense during the current period was primarily attributable to the settlement of lease liabilities in our prior fiscal year in connection with the disposal of asset held for sale and certain property, plant, and equipment that were under financing arrangements, and the early conversion of promissory notes with an aggregate principal amount of $675,888 on August 16, 2024 in the prior period.

Other income

Other income for the period ended September 30, 2025 was $24,383, a decrease of $1,219,870, or 98%, compared to $1,244,253 for the period ended September 30, 2024. The decrease was primarily due to a decrease in unrealized foreign exchange gains from $718,401 to $17,339 due to lower fluctuations of the U.S. dollar against the Malaysian Ringgit and the absence of a non-recurring insurance claim gain of $481,513 recognized in the three months ended September 30, 2024. Interest income from bank deposits declined to $7,044 in the three months ended September 30, 2025 from $22,537 in the three months ended September 30, 2024, reflecting reduced deposit placements in this period. No rental income was recorded in the current period compared to $38,200 for the period ended September 30, 2024, following the disposal of the related property in prior period.

Net (loss) profit

As a result of the above factors, we incurred a net loss of $919,555 for the three months ended September 30, 2025, representing an increase in net loss of $1,274,270, or 359.2%, compared to a net profit of $354,715 for the three months ended September 30, 2024.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the three months ended September 30, 2025 and 2024.

Cash Flow Date	September 30, 2025	September 30, 2024

Net Cash Used in operating activities	$(777,851)	$(503,644)
Net Cash Provided by investing activities	500,000	1,350,671
Net Cash Provided by financing activities	448,000	4,863
Effect of exchange rate fluctuation on cash and cash equivalents	(15,722)	(6,838)
Net increase in cash and cash equivalents	154,427	845,052
Cash and cash equivalents, beginning of period	1,021,112	279,137
Cash and cash equivalents, ending of period	$1,175,539	$1,124,189

Net Cash Used in Operating Activities

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of right of use assets and stock-based compensation, and the effects of changes in operating assets and liabilities. Our net cash used in operating activities increased $274,207, or 54.4%, from $503,644 for period ended September 30, 2024, to $777,851 for period ended June 30, 2025. The increase in cash used in operating activities for the period ended September 30, 2025, as compared to the same period in 2024 was primarily due to operational loss of $919,555 offset by noncash movements of $447,972 and net decrease in working capital of $306,268. The noncash expenses comprised $55,159 in depreciation, $25,714 in amortization, $292,691 in share-based compensation to nonemployee, $69,108 in share-based compensation to employees, $8,345 in share-based compensation to a director, operating lease expense of $14,294 and offset by unrealized foreign exchange gain of $17,339. The net decrease in working capital was used in amount due to director, other receivables and deposits, account payables, repayments on leases, accrued liabilities and other payables, offset against increase of working capital from inventories, related parties and prepayments.

Net Cash Provided by Investing Activities

The net cash provided by investing activities for the period ended September 30, 2025 was $500,000, representing a decrease of $850,671, or 63%, compared to net cash from investing activities of $1,350,671 for the period ended September 30, 2024. The net cash provided by investing activities of $500,000 for the three months ended September 30, 2025 was from the withdrawal of deposit with bank. Meanwhile, during the period ended September 30, 2024, the net cash provided by investing activities of $1,350,671 was due to proceeds from disposal of assets held for sale of $559,450, proceeds from insurance recoveries of $541,221 and withdrawal of deposit in bank of $250,000.

Net Cash Provided by Financing Activities

The net cash provided by financing activities for the three months ended September 30, 2025, was $448,000, representing an increase of $443,137, or 9,112.4%, compared to the net cash provided by financing activities for the three months ended September 30, 2024, of $4,863. The net cash provided by financing activities of $448,000 for the three months ended September 30, 2025, was from proceeds from shares issued and to be issued of $448,000. Meanwhile, for the period ended September 30, 2024, the net cash provided by financing activities of $584,000 resulted from proceeds from shares issued and shares to be issued of $584,000, set off by repayment to lease liabilities of $579,137.

We generated a net cash inflow of $154,427 for the period ended September 30, 2025.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes thereto. Note 2, entitled “Summary of Significant Accounting Policies,” to the unaudited condensed consolidated financial statements describes the significant accounting policies and methods used in the preparation of the unaudited condensed consolidated financial statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the unaudited condensed consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.

1. Useful Lives and Depreciation of Property, Plant and Equipment

Our property, plant and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. We depreciate our property, plant and equipment on a straight-line basis over their estimated useful lives, which range from 5 to 10 years for plant and machinery, and 3 to 10 years for other asset categories, including office equipment, computers, motor vehicles, furniture and fittings, and renovations. The depreciation method and estimated useful lives reflect management’s judgment based on historical experience, the nature of the assets, their anticipated use, and technological and economic factors.

The estimation of useful lives is a critical accounting estimate because it requires significant management judgment and has a material impact on our consolidated financial statements. Changes in the estimated useful lives of our assets could significantly affect the timing of depreciation expense recognized in future periods. For the three months ended September 30, 2025 and 2024, depreciation expense totaled $55,159 and $70,230, respectively.

We periodically review the estimated useful lives of our assets and revise them when events or changes in circumstances indicate that the current estimates are no longer appropriate. We also review our assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

2. Impairment of Long-Lived Assets and Intangible Assets

We assess long-lived assets, including property, plant and equipment, and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying value to the estimated undiscounted future cash flows expected from the asset or asset group.

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

No plant and machinery were impaired and written off during the three months ended September 30, 2025 and 2024 respectively.

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

No allowance for expected credit losses on accounts receivable during the three months ended September 30, 2025 and 2024 respectively.

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

5. Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) Topic 718-10, Compensation—Stock Compensation, which requires all share-based payment arrangements with employees, directors, and nonemployees to be measured and recognized in the financial statements based on the fair value of the equity instruments granted

We consider the accounting for stock-based compensation to be a critical accounting estimate due to the significant judgment and assumptions involved in determining the grant date, estimating the fair value of the awards, and the timing and recognition of related expenses. These estimates have a material impact on our results of operations.

For both employee and nonemployee awards, the grant date is determined based on the date of final Board approval of the award, in accordance with ASC 718. The fair value of stock awards is generally determined based on the market price of our common stock on the grant date. For awards where the grant date has not yet been established but the service inception date has commenced, we accrue compensation expense based on the estimated fair value of our common stock at the end of each reporting period, which may introduce variability in the reported compensation expense.

As of September 30, 2025 and June 30, 2025, we recorded accrued compensation costs related to these arrangements of $152,603 and $89,165, respectively.

In certain instances, we issue fully vested, nonforfeitable share-based awards to nonemployees prior to receiving the goods or services, resulting in the recognition of prepaid share-based compensation. These awards are accounted for under ASC 718-10-45-3 and are recorded as prepaid assets when issued, with expense recognized as the goods or services are received. The fair value of such awards is determined at the grant date, based on the market price of our common stock.

We recognize share-based compensation expense over the requisite service period for employees, and the vesting period for nonemployees, in accordance with ASC 718. Our policy is to recognize forfeitures as they occur, rather than estimating forfeitures at the grant date, which may result in increased volatility in compensation expense.

During the three months ended September 30, 2025 and 2024, we recognized total share-based compensation expense as follows:

	September 30, 2025	September 30, 2024

Nonemployees	$292,691	$272,005
Employee	69,108	106,585
Director	8,345	-
Total	$370,144	$378,590

The fair value of our common stock, particularly in periods of volatility, is a key source of estimation uncertainty. Changes in assumptions or market conditions could significantly impact the fair value of awards and the related compensation expense.

6. Deferred Taxes and Valuation Allowance

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

Working Capital

As of September 30, 2025, we had cash and cash equivalents of $1,175,539, representing an increase of $154,427, or 15.1%, compared to $1,021,112 as of June 30, 2025, respectively. Deposits with banks decreased by $500,000, or 39.2%, from $1,276,484 as of June 30, 2025, to $776,484 as of September 30, 2025. The remaining $776,484 held in a certificate of deposit account is scheduled to mature in December 2025. Our accumulated operating losses increased by $919,555, or approximately 5%, from $18,263,181 as of June 30, 2025, to $19,182,736 as of September 30, 2025.  Subsequent to the period cover by this Quarterly Report, we raised gross proceeds of $2,000,000 in the Offering with Ergon.  We believe that the successful completion of the Offering has improved our liquidity and financial position for the near term.  We expect to seek funding for our operations over the next twelve months through additional public and private offerings of our securities, including a potential listing of our common stock on a national exchange and concurrent public offering.

Our primary source of cash is currently generated from the sale of our securities. We will need to raise additional funds beyond our current working capital balance in order to finance future development of our products and services until such time as future revenues are achieved. We anticipate generating revenue in the future from the Ergon License; however, there can be no assurances that sufficient revenue will be generated or that revenues, if any are achieved, will be sufficient to fund our operations on a profitable basis, particularly given our negotiated 15 month “go to market” period with Ergon.

As we continue to make progress commercially, we believe we will have potential opportunities to strengthen our balance sheet as needed including, but not limited to, debt and/or equity financing, as well as through additional potential licensing arrangements.  All of these financing options should provide our company with the flexibility as we continue to drive shareholder value. However, we may not be able to obtain financing on favorable terms when needed, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay or scale back our operations or obtain funds by entering into agreements on unfavorable terms.  Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3: Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report. We are continuing to enhance our internal control environment; however, as a smaller reporting company with limited personnel, we have identified certain material weaknesses that require further remediation. These include (1) constraints inherent in a small finance team that impact segregation of duties, (2) the need for additional formalization and documentation of accounting policies, procedures, and review controls, (3) the need to further strengthen U.S. GAAP and SEC reporting expertise within the finance function, (4) the absence of an internal audit function to independently assess and monitor the effectiveness of internal controls, and (5) the lack of a functioning audit committee to provide appropriate oversight of the financial reporting and internal control process. Our management has already initiated enhancements to address these matters, including implementing additional review procedures, engaging external advisors where appropriate, and evaluating further changes to our internal control structure. We will continue to prioritize remediation efforts as resources permit.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, we have continued to progressively develop and improve on the implementation of internal controls over financial reporting particularly in view of the material weakness described above.

Inherent Limitations of Controls

Internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Because of inherent limitations, internal controls may not prevent or detect all misstatements. In addition, the design, implementation, and effectiveness of controls may be affected by changes in conditions over time. Accordingly, even effective internal controls can provide only reasonable, not absolute, assurance that the objectives of the control system will be achieved.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings, investigations and claims incidental to the conduct of our business.

We are not a party to, nor are we aware of, any legal proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on October 23, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three month period ended September 30, 2025, we conducted the bellow issuances of our shares of common stock in private placement transactions. The shares were issued in reliance upon one or more exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including Section 4(a)(2) thereof, and Regulation D and Regulation S promulgated thereunder.

●	On July 1, 2025, we issued 4,444,445 restricted shares of our common stock to one non-U.S. investor for gross proceeds of $400,000, at a price of $0.09 per share of common stock.

●	On July 1, 2025, we issued 3,300,000 restricted shares of our common stock to one non-U.S. shareholder and seven U.S. shareholders for gross proceeds of $264,000, at a price of $0.08 per share.

●	On July 28, 2025, we issued a total of 187,500 restricted shares of our common stock to one U.S. shareholder for gross proceeds of $15,000, at a price of $0.08 per share.

●	On September 12, 2025, we issued a total of 5,412,500 restricted shares of our common stock to three non-U.S. shareholders for gross proceeds of $433,000, at a price of $0.08 per share.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1” trading arrangement during the periods reported in this Quarterly Report.

Item 6. Exhibits

The following is a complete list of exhibits filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
3.2*	Amended and Revised Bylaws of the Registrant
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2025	VERDE RESOURCES, INC.

	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Sherina Chui
Sherina Chui
Chief Financial Officer (Principal Financial and Accounting Officer)

