Form 10-Q
period 2025-12-31
VERDE RESOURCES, INC.
filed 2026-02-17
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

☐ Yes ☒ No

As of February 13, 2026, there were 1,298,801,621 shares of common stock outstanding.

VERDE RESOURCES, INC.

ii

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2025	June 30, 2025
ASSETS		Audited
Current assets:
Cash and cash equivalents	$2,025,854	$1,021,112
Deposit with banks	1,000,000	1,276,484
Accounts receivables	5,053	188,415
Inventories	286,707	284,561
Amount due from related party	-	100
Prepaid share-based compensation-nonemployees	45,415	455,291
Prepayments	109,140	46,605
Other receivables and deposits	9,666	15,647
	3,481,835	3,288,215

Assets held for sale	4,000	4,000

Total current assets	3,485,835	3,292,215

Non-current assets:
Property, plant and equipment, net	1,529,833	1,574,984
Right of use assets, net	444,262	518,375
Intangible assets	33,651,191	33,503,771
Security deposit	80,000	80,000
Prepaid share-based compensation- nonemployees	118,898	126,047

Total non-current assets	35,824,184	35,803,177

TOTAL ASSETS	$39,310,019	$39,095,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,216	$55,092
Other payables	439,410	545,963
Deposit and accrued liabilities	49,377	371,837
Accrued share-based compensation for nonemployee	134,246	44,288
Accrued share-based compensation for employee	130,300	44,877
Current portion of operating lease liabilities	41,032	38,311
Amount due to a director	4,302	209,640
Amounts due to related parties	326,115	324,974

Total current liabilities	1,178,998	1,634,982

Non-current liabilities:
Operating lease liabilities, net of current portion	71,209	91,639

Total non-current liabilities	71,209	91,639

TOTAL LIABILITIES	1,250,207	1,726,621

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,294,224,767 and 1,262,680,891 issued and outstanding as of December 31, 2025 and June 30, 2025	1,294,224	1,262,680
Additional paid-in capital	57,090,906	54,530,117
Accumulated other comprehensive loss	(208,470)	(160,809)
Accumulated deficit	(20,114,112)	(18,263,181)
	38,062,548	37,368,807
Non-controlling interest	(2,736)	(36)
Stockholders’ equity	38,059,812	37,368,771

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,310,019	$39,095,392

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended December 31,		Six Months ended December 31,
	2025	2024	2025	2024

Revenue, net	$4,679	$2,423	$6,948	$127,993

Cost of revenue	(886)	(9,552)	(2,221)	(59,148)

Gross profit (loss)	3,793	(7,129)	4,727	68,845

Operating expenses:
Selling, general and administrative expenses	(1,126,428)	(2,383,949)	(2,015,404)	(3,198,878)
Other operating expenses	(57,241)	(50,698)	(113,137)	(105,816)
Total operating expenses	(1,183,669)	(2,434,647)	(2,128,541)	(3,304,694)

LOSS FROM OPERATION	(1,179,876)	(2,441,776)	(2,123,814)	(3,235,849)

Other income (expense):
Interest expense	-	(5,895)	-	(101,360)
Rental income	-	18,204	-	34,100
Gain from insurance claims	-	-	-	481,513
Unrealized foreign exchange gain (loss)	234,395	(442,021)	251,734	276,680
Gain on disposal of property, plant and equipment	-	161,156	-	161,156
Interest income	4,779	16,272	11,823	38,809
Other income (expense)	6,626	(269)	6,626	5,337
Total other income (expense), net	245,800	(252,553)	270,183	896,235

LOSS BEFORE INCOME TAXES	(934,076)	(2,694,329)	(1,853,631)	(2,339,614)

Income tax expense	-	-	-	-

NET LOSS	(934,076)	(2,694,329)	(1,853,631)	(2,339,614)

Net loss attributable to non-controlling interest	(2,700)	(27)	(2,700)	(27)
Net loss attributable to Verde Resources Inc., shareholders	(931,376)	(2,694,302)	(1,850,931)	(2,339,587)

	$(934,076)	$(2,694,329)	$(1,853,631)	$(2,339,614)

Other comprehensive (loss) income :
– Foreign currency adjustment (loss) income	(29,002)	57,161	(47,661)	(39,022)

COMPREHENSIVE LOSS	$(963,078)	$(2,637,168)	$(1,901,292)	$(2,378,636)

Net loss per share
– Basic	$0.00	$0.00	$0.00	$0.00
– Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding (restated)
– Basic	1,282,721,100	1,237,746,936	1,271,187,386	1,228,662,486
– Diluted	1,282,721,100	1,237,746,936	1,271,187,386	1,228,662,486

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six Months ended December 31,
	2025	2024
		Re-presented
Cash flows from operating activities:
Net loss	$(1,853,631)	$(2,339,614)

Adjustments to reconcile net loss to net cash used in by operating activities
Depreciation of property, plant and equipment	111,676	137,375
Amortization	51,429	51,429
Stock-based compensation-nonemployee	601,983	545,859
Stock-based compensation-employee	118,065	201,680
Stock-based compensation-director	16,691	-
Finance cost interest element of promissory notes (non-cash)	-	84,718
Operating lease expense	28,407	14,120
Impairment on property	-	137,632
Unrealized foreign exchange gain	(251,734)	(276,680)
Gain from insurance claim	-	(481,513)
Loss from disposal of asset held for sale	-	2,876
Gain on disposal of property, plant and equipment	-	(161,156)
Changes in operating assets and liabilities:
Accounts receivable	183,423	(121,411)
Other receivables and deposits	6,458	(34,940)
Prepayments	(62,535)	(14,221)
Inventories	1,300	40,741
Accounts payables	(2,999)	10,933
Accrued liabilities and other payables	(438,496)	19,503
Advanced from director	(205,076)	1,279,047
Advanced from/to related parties	1,025	(90,658)
Repayment of operating lease liabilities	(23,189)	(14,120)
Net cash used in operating activities	(1,717,203)	(1,008,400)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	-	593,300
Proceeds from insurance recoveries	-	541,221
Withdrawal of deposit with bank, net	276,484	250,000
Purchase of property, plant and equipment	-	(358)
Net cash provided by investing activities	276,484	1,384,163

Cash flows from financing activities:
Repayments to lease liabilities	-	(614,474)
Proceeds from issuance of common stock and Common Stock to be issued	2,448,000	904,000
Cash outflow arising from cancellation of Common Stock	-	(45,000)
Net cash provided by financing activities	2,448,000	244,526

Net change in cash and cash equivalents	1,007,281	620,289

Foreign currency translation adjustment	(2,539)	(7,426)

Net change in cash and cash equivalents	1,004,742	612,863

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,021,112	279,137

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,025,854	$892,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$9,223

SUPPLEMENTAL NONCASH DISCLOSURE:
Cash paid for income taxes	$-	$-
Shares issuance for employee compensation	$-	$198,629

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Accumulated other		Non	Total
	No. of shares	Amount	paid-in capital	comprehensive loss	Accumulated losses	controlling interest	stockholders’ equity

Balance as of July 1, 2025	1,262,680,891	$1,262,680	$54,530,117	$(160,809)	$(18,263,181)	$(36)	$37,368,771

Shares issued for private placement	5,600,000	5,600	442,400	-	-	-	448,000
Share based compensation to employee, vested portion	-	-	32,642	-	-	-	32,642
Share based compensation to director, vested portion	-	-	8,345	-	-	-	8,345
Shares issued to service provider	1,000,000	1,000	94,000	-	-	-	95,000
Net loss for the period	-	-	-	-	(919,555)	-	(919,555)
Foreign currency translation adjustment	-	-	-	(18,659)	-	-	(18,659)

Balance as of September 30, 2025	1,269,280,891	$1,269,280	$55,107,504	(179,468)	$(19,182,736)	$(36)	$37,014,544

Shares issued for private placement	24,943,876	24,944	1,975,056	-	-	-	2,000,000
Share based compensation to director, vested portion	-	-	8,346	-	-	-	8,346
Net loss for the period	-	-	-	-	(931,376)	(2,700)	(934,076)
Foreign currency translation adjustment	-	-	-	(29,002)	-	-	(29,002)

Balance as of December 31, 2025	1,294,224,767	$1,294,224	$57,090,906	(208,470)	$(20,114,112)	$(2,736)	$38,059,812

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Re-presented)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

 .

	Common stock		Additional	Accumulated other comprehensive		Non	Total
	No. of shares	Amount	paid-in capital	(loss) income	Accumulated losses	controlling interest	stockholders’ equity

Balance as of July 1, 2024	1,221,346,586	$1,221,346	$49,647,034	$(71,906)	$(13,480,204)	$-	$37,316,270

Shares issued for private placement	6,024,439	6,024	577,976	-	-	-	584,000
Shares issued to service provider	2,700,000	2,700	927,300	-	-	-	930,000
Shares issued to employee, vested portion	2,020,000	2,020	240,244	-	-	-	242,264
Shares issued as settlement of promissory notes	9,655,542	9,656	666,232	-	-	-	675,888
Net income for the period	-	-	-	-	354,715	-	354,715
Foreign currency translation adjustment	-	-	-	(96,183)	-	-	(96,183)

Balance as of September 30, 2024	1,241,746,567	$1,241,746	$52,058,786	(168,089)	$(13,125,489)	$-	$40,006,954

Shares issued for private placement	3,277,775	3,278	316,722	-	-	-	320,000
Shares issued to service provider	4,656,550	4,656	740,392	-	-	-	745,048
Shares issued to employee, vested portion	50,000	50	3,001	-	-	-	3,051
Share based compensation to employee, vested portion	-	-	92,044	-	-	-	92,044
Shares cancelled	(450,000)	(450)	(44,550)	-	-	-	(45,000)
Net loss for the period	-	-	-	-	(2,694,302)	(27)	(2,694,329)
Foreign currency translation adjustment	-	-	-	57,161	-	-	57,161

Balance as of December 31, 2024	1,249,280,892	$1,249,280	$53,166,395	(110,928)	$(15,819,791)	$(27)	$38,484,929

See accompanying notes to unaudited condensed consolidated financial statements.

  VERDE RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

During the period ended December 31, 2025 and year ended June 30, 2025, the Company achieved the following major milestones on its path to commercialization of its biochar-asphalt technology and achieving “net-zero”:

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

Effective October 8, 2025, the Company entered into an addendum to the C-Twelve Agreement (the “C-Twelve Addendum”) with C-Twelve pursuant to which (i) C-Twelve approved the Company’s entry into the License Agreement with Ergon (as described below), (ii) the exclusive territory granted to the Company under the C-Twelve Agreement is expanded to comprise the United States (including all states, territories, and regions thereof), Canada and Mexico, (iii) the Company agreed to pay an additional $1 million in exclusive licensing fees for the expanded territories of Canada and Mexico, which shall be paid concurrently with the $2 million loan previously agreed upon under the C-Twelve Agreement (the “C-Twelve Loan”) and (iv) the Company agreed to a potential conditional fee payment to C-Twelve in 2027 based on agreed minimum amounts of liters of Verde V24 which the Company may purchase from C-Twelve. The Company is required to fund the C-Twelve Loan and the additional $1 million fee to C-Twelve (the proceeds of which are expected to be used by C-Twelve in part to enhance its Verde V24 manufacturing capability) within thirty (30) days of closing of a transaction in which the Company’s common stock becomes listed on a U.S. national exchange, provided that if such funding is not achieved by July 31, 2026, C-Twelve shall have the right, on ten (10) business days’ notice, to hold the Company in breach of the C-Twelve Agreement.

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

Ergon Private Placement

On October 31, 2025, the Company entered into a securities purchase agreement (the “Ergon Purchase Agreement”) with Ergon, pursuant to which Ergon purchased a total of 24,943,876 unregistered shares (the “Ergon Shares”) of the Company’s common stock and an unregistered warrant (the “Warrant”) to purchase 24,943,876 shares of common stock (the “Warrant Shares”), at a combined purchase price of $0.08018 per share (the “Offering Price”), which represents a five percent (5%) discount to the volume-weighted average price of the Company’s common stock for the thirty (30) trading days immediately preceding the closing of the offering of the Ergon Shares and Warrant by the Company to Ergon (the “Offering”).

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

Dissolution of BRL and Transfer of Intellectual Property

Pursuant to an Intellectual Property Transfer Agreement dated October 15, 2025, Bio Resources Limited (“BRL”), a wholly owned subsidiary of the Company, transferred to Verde Resources Asia Pacific Limited (“VRAP”), another wholly owned subsidiary of the Company, all rights, title and interest in the intellectual property known as Catalytic Biofraction Process at its carrying value of $30,192,771 as of that date. Following the completion of the transfer, BRL was administratively dissolved by being struck off the registers of the Labuan Financial Services Authority on October 19, 2025.

As of December 31, 2025, the Company has the following subsidiaries:-

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

* Bio Resources Limited (“BRL”), a former subsidiary of the Company, was administratively dissolved by being struck off the registers of the Labuan Financial Services Authority, effective October 19, 2025.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

•	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and those of its wholly owned subsidiaries and variable interest entities, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended June 30, 2025 included in the Company’s Annual Report on Form 10-K (the “2025 Form 10-K”). These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S. GAAP”) and follow the requirements of the SEC for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair statement of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at June 30, 2025 has been derived from audited consolidated financial statements, but does not contain all of the footnote disclosures from the 2025 Form 10-K. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2025 Form 10-K as filed with SEC on October 23, 2025.

•	Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include the useful lives of plant and equipment, impairment of long-lived assets (including intangible assets), allowance for expected credit losses, revenue recognition, share based compensation, classification of warrants, deferred taxes and uncertain tax position.

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

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, which are readily convertible to known amounts of cash and that mature within three months or less from the date of purchase, which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,025,854 and $1,021,112 in cash and cash equivalents at December 31, 2025 and June 30, 2025.

At December 31, 2025, and June 30, 2025, cash and cash equivalents consisted of petty cash on hand and cash in banks.

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

Accounts receivables are recognized and carried at amortized cost. The Company maintains an allowance for expected credit loss to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. Bad debts are written off against allowances. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the unaudited condensed consolidated statement of operations within operating expenses. As of December 31, 2025, and June 30, 2025, the longest credit term for certain customers are 30 to 90 days.

At December 31, 2025, and June 30, 2025, there has been no allowance for expected credit loss for accounts receivables, and for other receivables, the allowance for expected credit loss amounted to $0 and $33,939 respectively. There was no allowance for expected credit loss for the three and six months ended December 31, 2025 and 2024.

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

As of December 31, 2025, and June 30, 2025, there was no write down and no write off of inventories.

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

Depreciation expense for the three months ended December 31, 2025 and 2024, totaled $56,517 and $67,145, respectively.

Depreciation expense for the six months ended December 31, 2025 and 2024, were $111,676 and $137,375, respectively.

As of December 31, 2025, and June 30, 2025, the impairment loss on plant and machinery amounted to $0 and $137,632 respectively, and the Company did not record any write off of plant and machinery for the three and six months ended December 31, 2025 and 2024. There was no impairment loss on plant and equipment for the three and six months ended December 31, 2025.  An impairment loss of $137,632 on plant and machinery was recognized for each of the three and six months ended December 31, 2024.

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

As of December 31, 2025, and June 30, 2025, the Company did not record an impairment on the intangible assets.

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

There was no impairment loss on plant and equipment for the three and six months ended December 31, 2025.  An impairment loss of $137,632 on plant and machinery was recognized for each of the three and six months ended December 31, 2024.

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

The Company recognized no impairment of ROU assets as of December 31, 2025, and June 30, 2025.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the unaudited condensed consolidated balance sheets as of December 31, 2025, and June 30, 2025.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three and six months ended December 31, 2025 and 2024.

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

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	December 31, 2025	December 31, 2024
Period-end MYR:US$ exchange rate	0.24703	0.22369
Average period MYR:US$ exchange rate	0.23945	0.22809

•	Comprehensive Income

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

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Non-vested share-based payment awards are excluded from the basic EPS calculation. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued, including warrants and those granted but are non-vested and are non-forfeitable, and if the additional common shares were dilutive.

For the six months ended December 31, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted average common shares, due to the Company’s net loss position. Hence no common stock equivalents were included in the computation of diluted net loss per shares since such inclusion would have been antidilutive.

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

Compensation cost for awards that do not have an established accounting grant date, but for which the service inception date has been established is based on the best estimate of fair value of Company's common stock at the end of each reporting period and a corresponding accrual is recorded. As of December 31, 2025, and June 30, 2025, $264,546 and $89,165 respectively, were recorded as accrued compensation cost for these share-based payment arrangements.

Share-based compensation cost is recognized over the requisite service period for employees and over the vesting period for nonemployees. The Company’s accounting policy is to recognize forfeitures as they occur.

Share based compensation for non-employees for the three and six months ended December 31, 2025, were $309,292 and $601,983 respectively, and for three and six months ended December 31, 2024, were $273,853 and $545,859 respectively.

Share based compensation for employees for the three and six months ended December 31, 2025, were $48,957 and $118,065 respectively, and for three and six months ended December 31, 2024, were $95,096 and $201,680 respectively.

Share based compensation for directors for the three and six months ended December 31, 2025, were $8,346 and $16,691 respectively, and for three and six months ended December 31, 2024, were $0 respectively.

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

•	Warrant

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Equity-classified

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants classified as equity instruments are initially recognized at fair value within additional paid in capital and are not subsequently remeasured. The warrants have been assessed to meet the requirements for equity classification and accounted for as equity. Upon exercise of the warrants, the Company will record the proceeds received, together with the carrying value of the warrants, as an increase to common stock and additional paid-in capital. Warrants that expire unexercised will be derecognized with no impact on the statement of operations.

Liability-classified

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and are remeasured at each reporting date until settlement. Changes in fair value is recognized as a component of change in fair value of warrant liability in the condensed consolidated statements of operations and as a non-cash gain or loss in the condensed consolidated statement of comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are immediately expensed in the consolidated statements of operations and comprehensive loss.

No liability classified warrants have been issued as of December 31, 2025.

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

During the six months ended December 31, 2025, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s unaudited condensed consolidated financial statements.

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

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update introduces a scope exception to derivative accounting for certain contracts with underlyings tied to operations or activities specific to one of the parties. Additionally, the update clarifies that share-based noncash consideration received from a customer should be accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The amendments can be applied prospectively or modified retrospectively and are effective for annual and interim periods beginning after December 15, 2026. While the Company has assessed that there is no significant impact to the condensed consolidated financial statements, the impact of this pronouncement on disclosures contained in notes thereto is being evaluated.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the applicability, form and content, and interim disclosure requirements in ASC Topic 270 and enhances navigability of the interim reporting guidance. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and after December 15, 2028, for entities other than public business entities. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which updates the FASB Accounting Standards Codification to clarify, correct errors, and improve the overall usability of GAAP. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the effect this pronouncement on the disclosures contained in the notes to the condensed consolidated financial statements.

The Company is currently reviewing all recently issued, but not yet effective, accounting pronouncements and is evaluating the impact of these pronouncements on the relevant disclosures. The Company believes the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

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

The operating results of the reportable segments for the three and six months ended December 31, 2025 and 2024 are shown in the following tables:

	Three Months ended December 31, 2025
	Trading and production of building materials and renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$4,583	$-	$-	$96	$4,679
Cost of revenue	(855)	-	-	(31)	(886)
Gross profit	3,728	-	-	65	3,793
Selling, general & administrative expenses	(512,890)	(21,475)	38	(592,101)	(1,126,428)
Other operating expenses	(57,241)	-	-	-	(57,241)
(Loss) Profit from operations	(566,403)	(21,475)	38	(592,036)	(1,179,876)
Interest income	4,779	-	-	-	4,779
Unrealized foreign exchange gain	-	-	118	234,277	234,395
Other income	-	-	6,626	-	6,626
(Loss) Profit before income tax	(561,624)	(21,475)	6,782	(357,759)	(934,076)
Income tax	-	-	-	-	-
Net (loss) income	$(561,624)	$(21,475)	$6,782	$(357,759)	$(934,076)

Total assets at December 31, 2025	$8,449,214	$247	$30,192,771	$667,787	$39,310,019

	Three Months ended December 31, 2024
	Trading and production of building materials and renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$460	$-	$-	$1,963	$2,423
Cost of revenue	(8,181)	-	-	(1,371)	(9,552)
Gross (loss) profit	(7,721)	-	-	592	(7,129)
Selling, general & administrative expenses	(2,051,939)	(174,626)	6,729	(164,113)	(2,383,949)
Other operating expenses	(50,698)	-	-	-	(50,698)
(Loss) Profit from operations	(2,110,358)	(174,626)	6,729	(163,521)	(2,441,776)
Interest expense	(5,895)	-	-	-	(5,895)
Rental income	-	18,204	-	-	18,204
Interest income	16,272	-	-	-	16,272
Unrealized foreign exchange gain (loss)	2,886	-	(1,129)	(443,778)	(442,021)
Gain on disposal of property, plant and equipment	-	161,156	-	-	161,156
Other income	(4,959)	4,690	-	-	(269)
(Loss) Profit before income tax	(2,102,054)	9,424	5,600	(607,299)	(2,694,329)
Income tax	-	-	-	-	-
Net (loss) profit	$(2,102,054)	$9,424	$5,600	$(607,299)	$(2,694,329)

Total assets at December 31, 2024	$8,364,024	$548,866	$30,193,938	$638,772	$39,745,600

	Six Months ended December 31, 2025
	Trading and production of building materials and renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$6,808	$-	$-	$140	$6,948
Cost of revenue	(2,190)	-	-	(31)	(2,221)
Gross profit	4,618	-	-	109	4,727
Selling, general & administrative expenses	(1,034,493)	(21,475)	(12)	(959,424)	(2,015,404)
Other operating expenses	(113,137)	-	-	-	(113,137)
Loss from operations	(1,143,012)	(21,475)	(12)	(959,315)	(2,123,814)
Interest income	11,823	-	-	-	11,823
Unrealized foreign exchange gain	-	-	210	251,524	251,734
Other income	-	-	6,626	-	6,626
(Loss) Profit before income tax	(1,131,189)	(21,475)	6,824	(707,791)	(1,853,631)
Income tax	-	-	-	-	-
Net (loss) profit	$(1,131,189)	$(21,475)	$6,824	$(707,791)	$(1,853,631)

Total assets at December 31, 2025	$8,449,214	$247	$30,192,771	$667,787	$39,310,019

	Six Months ended December 31, 2024
	Trading and production of building materials and renewable commodities	Holding property	Licensor of proprietary pyrolysis technology	Corporate unallocated	Consolidated

Revenue	$126,030	$-	$-	$1,963	$127,993
Cost of revenue	(57,777)	-	-	(1,371)	(59,148)
Gross profit	68,253	-	-	592	68,845
Selling, general & administrative expenses	(2,705,430)	(213,228)	-	(280,220)	(3,198,878)
Other operating expenses	(105,816)	-	-	-	(105,816)
Loss from operations	(2,742,993)	(213,228)	-	(279,628)	(3,235,849)
Interest expense	(14,904)	-	-	(86,456)	(101,360)
Interest income	38,809	-	-	-	38,809
Rental income	-	34,100	-	-	34,100
Unrealized foreign exchange gain (loss)	2,886	-	(1,129)	274,923	276,680
Gain from insurance claims	-	481,513	-	-	481,513
Gain on disposal of property, plant and equipment	-	161,156	-	-	161,156
Other income	647	4,690	-	-	5,337
(Loss) Profit before income tax	(2,715,555)	468,231	(1,129)	(91,161)	(2,339,614)
Income tax	-	-	-	-	-
Net (loss) profit	$(2,715,555)	$468,231	$(1,129)	$(91,161)	$(2,339,614)

Total assets at December 31, 2024	$8,364,024	$548,866	$30,193,938	$638,772	$39,745,600

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended December 31,		Six Months ended December 31,
	2025	2024	2025	2024

Malaysia	$243	$2,423	$287	$2,873
United States of America	4,436	-	6,661	125,120
	$4,679	$2,423	$6,948	$127,993

NOTE 4 – DEPOSIT WITH BANKS

At December 31, 2025, and June 30, 2025, the interest rates and maturities of deposits with banks is 3.92% (June 30, 2025: 1.98% to 4.64%) per annum and 91 days (June 30, 2025 :120 to 270 days), respectively.

NOTE 5 – INVENTORIES

Inventories as of December 31, 2025, and June 30, 2025, consisted of the following:

	December 31, 2025	June 30, 2025

Manufactured bio produce	$80,840	$77,399
Trading goods	205,867	207,162
	$286,707	$284,561

Trading goods represent bio asphalt products purchased from an external supplier.

NOTE 6 – OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments as of December 31, 2025, and June 30, 2025, consist of the following:

	December 31, 2025	June 30, 2025

Deposits	$6,912	$6,781
Other receivables	37,338	41,976
	$44,250	$48,757
Less: impairment on other receivables	(34,584)	(33,110)
Other receivables and deposits, net	$9,666	$15,647
Prepayments	109,140	46,605
Prepaid share based compensation-nonemployees (current portion)	45,415	455,291
	$164,221	$517,543

Prepaid share based compensation-nonemployees (non-current portion)	$118,898	$126,047

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of December 31, 2025, and June 30, 2025, is as follows:

	December 31, 2025	June 30, 2025

Plant and machinery	$2,056,949	$1,843,774
Office equipment	6,239	6,161
Computers	15,837	14,233
Motor vehicles	4,730	4,240
Furniture and fittings	4,932	4,421
Renovation	4,943	4,431
	2,093,630	1,877,260
Less: accumulated depreciation	(630,322)	(480,820)
Foreign exchange adjustment	66,525	178,544
	$1,529,833	$1,574,984

Depreciation expense for the three months ended December 31, 2025 and 2024, totaled $56,517 and $67,145, respectively.

Depreciation expense for the six months ended December 31, 2025 and 2024, totaled $111,676 and $137,375, respectively.

There has been no impairment charge for the three months ended December 31, 2025 and 2024.

NOTE 8 –INTANGIBLE ASSETS

The intangible assets comprise (i) intellectual property in the form of proprietary trade secrets (“IP”) with a value of $30,192,771 known as “Catalytic Biofraction Process”, whereby, the Company’s subsidiary VRAP is the beneficial and/or registered proprietor pursuant to an Intellectual Property Transfer Agreement dated October 15, 2025 between BRL and VRAP and (ii) an exclusive license for the Catalytic Biofraction Process assigned to Verde Malaysia by VRAP for the operation of the IP in the state of Sabah, Malaysia of MYR 14,000,000 ($3,458,420).

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

ASC 350-30-35, Intangibles - Goodwill and Other, provides for an option for an evaluating company to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

Based on this qualitative assessment, management did not identify any events or changes in circumstances that would indicate that the carrying amounts of the Company’s intangible assets are not recoverable. The qualitative impairment assessment of the indefinite intangible assets conducted in June 2025 indicated that the fair value of such assets exceeded their carrying value and therefore were not at risk of impairment. Accordingly, no quantitative impairment test was deemed necessary, and no impairment losses were recognized for the year ended June 30, 2025. The management evaluated the situation for the six months ended December 31, 2025, and determined that no significant changes had occurred. Accordingly, it is concluded that no impairment is required.

NOTE 9 – ASSETS HELD FOR SALE

At December 31, 2025, and June 30, 2025, assets held for sale are as follows:

	December 31, 2025	June 30, 2025

Motor vehicles	$9,866	$9,866
Less: impairment	(5,866)	(5,866)
	$4,000	$4,000

On June 27, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, a company incorporated under the laws of the State of Missouri, entered into a Consignment Contract with ED’s Machinery LLC (“EDM”) to dispose plant and machinery and motor vehicles with a carrying amount of $606,043. The disposal was pending completion as at June 30, 2024, and thus the assets had been presented separately in the balance sheets as assets held for sale. The disposal of assets with carrying values totaling $596,176 was completed as of June 30, 2025. The remaining asset comprises a vehicle that will be sold for its parts, and accordingly, an impairment of $0 and $5,866 were recognized during the financial period/year ended December 31, 2025 and June 30, 2025.

NOTE 10 – SECURITY DEPOSIT

At December 31, 2025, and June 30, 2025, security deposit consists of the following:

	December 31, 2025	June 30, 2025
Security deposit
- Factory site	$80,000	$80,000

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

NOTE 11 – AMOUNTS DUE TO/FROM RELATED PARTIES (INCLUDING CHAIRMAN AND CHIEF EXECUTIVE OFFICER)

The following breakdown of the balances due to/from related parties and director, consisted of:-

	December 31, 2025	June 30, 2025

Amount due to related parties
Borneo Oil Corporation Sdn (“BOC”) (#2)	$72,822	$72,869
Borneo Oil Berhad (“BOB”) (#1)	3,007	3,007
Taipan International Limited (#3)	119,153	119,153
Borneo Energy Sdn Bhd (#1)	16,298	16,356
Victoria Capital Sdn Bhd (#4)	6,176	5,913
Makin Teguh Sdn Bhd (#1)	19,379	19,379
J. Ambrose & Partners (#5)	76,336	75,904
SB Resorts Sdn Bhd (#2)	6,917	6,622
SB Supplies & Logistics Sdn Bhd (#1)	4,817	4,612
Borneo Eco Food Sdn. Bhd. (#1)	1,210	1,159
	$326,115	$324,974

Amount due from a related party
Vetrolysis Limited (#6)	$-	$100

Amount due to director
Mr. Jack Wong (#7)	$4,302	$209,640

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	December 31, 2025	June 30, 2025

Assets
Right-of-use asset (#1)	$720,000	$720,000
Right-of-use asset (#2)	162,335	162,092
Total RoU assets	882,335	882,092
Less: Accumulated amortization	(438,073)	(363,717)
	$444,262	$518,375

Liabilities
Current:
Operating lease liabilities	$41,032	$38,311

Non-current:
Operating lease liabilities	71,209	91,639

Total lease liabilities	$112,241	$129,950

As of December 31, 2025, right-of-use assets were $444,262 and lease liabilities were $112,241.

As of June 30, 2025, right-of-use assets were $518,375 and lease liabilities were $129,950.

For the three months ended December 31, 2025 and 2024, the amortization charge on right-of use assets was $37,186 and $32,775, respectively.

For the six months ended December 31, 2025 and 2024, the amortization charge on right-of-use was $74,356 and $63,308, respectively.

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

The table below presents the information related to weighted average discount rate and the remaining lease term (years) of the operating leases.

	Six Months ended December 31,
	December 31, 2025	June 30, 2025
Operating leases
Weighted average discount rate	9.05%	9.00%
Weighted average remaining lease term (years)	2.60	3.10

The accretion of lease liability for the three and six months ended December 31, 2025, were $2,642 and $5,480, respectively and for the three and six months ended December 31, 2024, were $986 and $2,241, respectively.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the periods.

	Six Months ended December 31,
	2025	2024

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$-	$5,681

Operating lease cost:
Operating lease expense (per ASC 842)	79,836	65,549

Total lease expense	$79,836	$71,230

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

Future Contractual Lease Payments as of December 31, 2025

The below table summarizes (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years and thereafter ending December 31:

Years ending December 31,	Operating lease amount

2026	$49,469
2027	48,435
2028	26,984
Thereafter	2,249

Total minimum lease liabilities payment	127,137
Less: imputed interest	(14,896)
Present value of lease liabilities	$112,241

Representing:-
Current liabilities	$41,032
Non-current liabilities	71,209
Present value of lease liabilities	$112,241

NOTE 13 – WARRANTS

On October 31, 2025, the Company entered into a securities purchase agreement (the “Ergon Purchase Agreement”) with Ergon, pursuant to which Ergon purchased a total of 24,943,876 shares (the “Ergon Shares”) of the Company’s common stock and a warrant (the “Warrant”) to purchase 24,943,876 shares of common stock (the “Warrant Shares”), at a combined purchase price of $0.08018 per share (the “Offering Price”), which represents a five percent (5%) discount to the volume-weighted average price of the Company’s common stock for the thirty (30) trading days immediately preceding the closing of the offering of the Ergon Shares and Warrant by the Company to Ergon (the “Offering”). No warrants have been exercised from the date of issuance through December 31, 2025.

The unregistered Warrants are exercisable beginning on October 31, 2025 and expires on October 31, 2030, and was issued in certificated form. The exercise price of $0.08018 per share and number of Warrant Shares issuable upon exercise are subject to customary adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock, but are not subject to price-based anti-dilution protection.

The Warrant is exercisable in whole or in part for cash, except that if, at the time the holder exercises the Warrant, a registration statement registering the resale of the Warrant Shares under the Securities Act of 1933, as amended (the “Securities Act”), is not then effective or available for the issuance of such Warrant Shares, then in lieu of making the cash exercise payment, the holder may elect to exercise the Warrant on a “cashless” basis and receive a net number of Warrant Shares determined according to a formula set forth in the Common Stock Purchase Warrant.

The Company evaluated the Warrants in accordance with ASC 815-40 and determined that they are indexed to the Company’s own stock and meet the criteria for equity classification. Accordingly, the Warrants were recorded in additional paid-in capital at their issuance-date fair value and are not subsequently remeasured.

The Warrants were issued in connection with common stock and the proceeds were allocated between the warrants and the related financial instrument based on their relative fair values within additional paid-in capital.

NOTE 14 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 shares of common stock and 50,000,000 shares of preferred stock, both with a par value of 0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no shares of preferred stock outstanding as of December 31, 2025, and June 30, 2025.

Common stock outstanding

On July 31, 2024, the Company issued 1,000,000 of the Company’s restricted shares of Common Stock each to Dr. Nam Tran and Dr. Raymond Powell as part of their compensation packages in the Services Agreements that the Company entered into with Dr. Nam Tran and Dr. Raymond Powell on April 20, 2024, for the service period from May 1, 2024, to April 30, 2025.

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

On August 26, 2024, the Company issued 722,221 restricted shares of Common Stock for $65,000 at $0.09 per share to three U.S. shareholders, 3,990,000 restricted shares of Common Stock for $399,000 at $0.10 per share to six U.S. shareholders and two non U.S. shareholders.

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

On September 16, 2024, the Company issued 222,222 restricted shares of Common Stock for $20,000 at $0.09 per share to one U.S. shareholder and 350,000 restricted shares of Common Stock for $35,000 at $0.10 per share to two U.S. shareholders

On October 16, 2024, the Company issued 800,000 restricted shares of Common Stock for $80,000 at $0.10 per share to three U.S. shareholders.

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

On July 1, 2025, the Company issued a total of 7,744,445 restricted shares of common stock which were committed to be issued as of June 30, 2025, comprising 4,444,445 restricted shares of common stock for $400,000 at $0.09 per share to one non-U.S. shareholder and 3,300,000 restricted shares of common stock for $264,000 at $0.08 per share to one non-U.S. shareholder and seven U.S. shareholders.

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

On October 31, 2025, the Company entered into a securities purchase agreement (the “Ergon Purchase Agreement”) with Ergon, pursuant to which Ergon purchased a total of 24,943,876 unregistered shares (the “Ergon Shares”) of the Company’s common stock and an unregistered warrant (the “Warrant”) to purchase 24,943,876 shares of common stock (the “Warrant Shares”), at a combined purchase price of $0.08018 per share (the “Offering Price”), which represents a five percent (5%) discount to the volume-weighted average price of the common stock for the thirty (30) trading days immediately preceding the closing of the offering of the Ergon Shares and Warrant by the Company to Ergon (the “Offering”).

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

Not considering the commitment to cancel shares as above, there were 1,294,224,767 and 1,262,680,891 (including 7,744,445 shares committed to be issued for private placement subsequent to financial year end) shares of common stock issued and outstanding at December 31, 2025, and June 30, 2025 respectively.

Apart from the common stock committed to be issued as disclosed in Note 20, the Company has no stock option plan, or other dilutive securities as of December 31, 2025.

NOTE 15 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the respective years:

	Three Months ended December 31,		Six Months ended December 31,
	2025	2024	2025	2024

Net loss	$(934,076)	$(2,694,329)	$(1,853,631)	$(2,339,614)
Less: Net loss attributable to non-controlling interest	2,700	27	2,700	27
Net loss attributable to Verde Resources, Inc. shareholders	$(931,376)	$(2,694,302)	$(1,850,931)	$(2,339,587)

Weighted average common shares outstanding:
- Basic	1,282,721,100	1,237,746,936	1,271,187,386	1,228,662,486
- Diluted	1,282,721,100	1,237,746,936	1,271,187,386	1,228,662,486

Net loss per share:
- Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the three and six months ended December 31, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, potential dilutive common stock equivalents, including warrants and those granted but are non-vested and are non-forfeitable shares issued to nonemployee, employee and director were excluded in the computation of diluted net loss per share since such inclusion would have been antidilutive.

The denominator used in the computation of basic and diluted net (loss) income per share is as follows:

	Three Months ended December 31,		Six Months ended December 31,
	2025	2024	2025	2024

Weighted average common shares outstanding	1,286,090,894	1,241,444,937	1,275,511,029	1,232,131,001
Less: weighted average non-vested shares	(3,369,794)	(3,698,001)	(4,323,643)	(3,468,515)
Weighted average of common shares	1,282,721,100	1,237,746,936	1,271,187,386	1,228,662,486

NOTE 16 - INCOME TAX

For the six months ended December 31, 2025 and 2024, the local (United States of America) and foreign components of (loss) profit before income taxes were comprised of the following:

	Six Months ended December 31,
	2025	2024

Tax jurisdiction from:
- Local (US regime)	$(1,819,919)	$(2,352,785)
- Foreign, including
British Virgin Islands	200,084	220,074
Malaysia	(248,399)	(205,715)
Labuan, Malaysia	14,603	(1,188)

Loss before income taxes	$(1,853,631)	$(2,339,614)

 The provision for income taxes consisted of the following:

Six Months ended December 31,
	2025	2024

Current tax:
- Local	$-	$-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

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

The Company has provided for a full valuation allowance against the deferred tax assets of $2,314,599 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $11,021,901 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018, are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely. However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the six months ended December 31, 2025 and 2024, there was no operating income under the U.S. tax regime.

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

The operation in Malaysia incurred $1,165,041 of cumulative net operating losses as of December 31, 2025, which can be carried forward to offset future taxable income. The net operating loss are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $279,610 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Six Months ended December 31,
	2025	2024

Loss before income taxes	$(234,620)	$(305,808)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(56,309)	(73,394)
Non-deductible items	26,671	26,122
Tax losses unable to be carried forward	(3,505)	1,255
Valuation allowance	33,143	46,017
Income tax expense	$-	$-

The following table sets forth the significant components of the deferred tax assets of the Company:

	December 31, 2025	June 30, 2025

Deferred tax assets:
Net operating loss carryforwards, from
US tax regime	$2,314,599	$2,090,051
Malaysia tax regime	279,610	249,972
Less: valuation allowance	(2,594,209)	(2,340,023)
Deferred tax assets, net	$-	$-

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

NOTE 17 - RELATED PARTY TRANSACTIONS

	Six Months ended
	December 31,
	2025	2024
Related party transactions:
Rental income:
Mr. Jack Wong (#1)	$-	$30,000
SB Resorts Sdn Bhd (#2)	$-	$2,053
Interest expense paid to:
BOC (#2)	$-	$1,738
Sale of property:
Mr. Jack Wong (#1)	$-	$857,500
Creative and technical services fee paid to:
Mr. Teo Zye Keun (#3)	$37,756	$-

Related party balances are disclosed in Note 11.

(#1) Mr. Jack Wong is the Chief Executive Officer and Chairman of the Company. By Waiver and Consent of Shareholders, Mr. Wong was elected to the board of directors of the Company, effective March 30, 2024. This represents sale of the property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 (“Property”) owned by Verde Renewables Inc (“VRI”), for a current market value of $857,500. A gain on disposal of $161,156 was recognized as a result of this transaction for the six months ended December 31, 2025.

(#2) SB Resorts Sdn Bhd and BOC are wholly owned subsidiaries of BOB (holding 13.0% of the Company’s issued and outstanding common stock as of December 31, 2025).

(#3) Mr Teo Zye Keun is a Director of The Wision Project Sdn Bhd, a subsidiary of the Company.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented

NOTE 18 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers and major vendors

For the six months ended December 31, 2025 and 2024, there was one (1) single customer in each period whose revenue exceeded 10% of the revenue in the segment of production and distribution of renewable commodities.

	Revenue
	December 31, 2025		December 31, 2024
	USD	%	USD	%

Customer A	$-	$-%	125,120	$98%
Customer B	$6,100	88%	-	-%

	Account Receivable
	December 31, 2025	June 30, 2025

Customer A	$-	$187,314
Customer B	$3,875	$-

There were no vendors which exceeded 10% of direct costs for the six months ended December 31, 2025.

For the six months ended December 31, 2024, there was one (1) single vendor whose direct costs exceeded 10% of the cost of revenue in the segment of production and distribution of renewable commodities.

	Direct Costs
	December 31, 2025		December 31, 2024
	USD	%	USD	%

Vendor A	$-	$-%	$8,800	15%

	Account Payable
	December 31, 2025	June 30, 2025

Vendor A	$4,400	$8,800

(b) Economic and political risk

The Company’s major operations are presently conducted in the United States and Malaysia with intended expansion into Mexico and Canada. Accordingly, the political, economic, and legal environments in the United States, Mexico, Canada and Malaysia, as well as the general state of respective economies may influence the Company’s business, financial condition, and results of operations.

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

NOTE 19 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the six months ended December 31, 2025, and 2024, $1,924 and $3,138 contributions were made accordingly.

NOTE 20 - SHARES ISSUED TO NONEMPLOYEE, EMPLOYEE AND DIRECTOR

On December 15, 2022, the Company entered into a Services Agreement with Looi Pei See (the “Looi Pei See Agreement”) to engage her as a consultant to develop the retail markets for the Company’s products and services in Malaysia and Singapore. The Company will pay Looi Pei See by the issuance of 1,140,000 shares of the Company’s restricted common stock on or before December 31, 2022. The shares were issued on December 31, 2022, for service period from December 15, 2022, to December 14, 2025. The fair value of 1,140,000 shares was $228,000 which was calculated based on stock price of $ 0.20 per share on December 31, 2022 (date of final board approval and grant date) and is being amortized over the vesting period. During the period ended December 31, 2025, the Company charged $34,741 to selling, general and administrative expenses as consulting expenses.

On October 23, 2023, the Company, through its wholly-owned subsidiary VRI, entered into a Services Agreement (the “Fosnacht Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Agreement. Under the Agreement, the Company will pay Donald R. Fosnacht by the issuance of 1,000,000 shares of the Company’s restricted common stock on or before January 31, 2024. The term of the Fosnacht Agreement will remain effective until December 31, 2025, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. The fair value of 1,000,000 shares was $134,000 which was calculated based on stock price of $ 0.134 per share on January 31, 2024 (date of final board approval and grant date) and is being amortized over the vesting period. During the period ended December 31, 2025, the Company charged $30,782 to selling, general and administrative expenses as consulting expenses.

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

The second tranche of 1,000,000 shares to Dr. Nam Tran was not yet issued as of December 31, 2025. Subsequently, on January 5, 2026, the Company issued 1,727,115 of the Company’s restricted Common Shares to Dr. Nam Tran, for the twelve-month service period from May 1, 2025, based on the 30-day VWAP of $0.0579 as of December 31, 2025. The Company agreed that as part of the compensation package in the Addendum to the Services Agreement with Dr. Nam Tran and the Board approval on  January 5, 2026, the share issuance shall be based on a fixed dollar amount of $100,000 as set forth in the Addendum, with the number of shares calculated based on the applicable share price at the time of issuance. As of December 31, 2025, the cost for the second tranche was accrued for based on the fixed dollar amount of $100,000 per the Addendum, totaling $67,213 for the services rendered till December 31, 2025.

The Company also agreed that as part of the compensation package in the Addendums to the Service Agreements with Dr. Nam Tram and Dr. Raymond Powell, that the share issuance for the third tranche for the service period 1 May 2026 to 30 April 2027, shall be based on a fixed dollar amount of $100,000 each as set forth in the respective Addendums, with the number of shares calculated based on the applicable share price at the time of issuance, subject to Board approval.

During the six-month period ended December 31, 2025, the Company charged a total of $98,301 to selling, general and administrative expenses as consulting expenses in respect of Dr. Nam Tran and Dr. Raymond Powell.

On June 1, 2024, the Company entered into a multi-year Services Agreement (the “Ludwig Agreement”) with Dale Ludwig to engage him as Strategic Advisor for the Company and all its subsidiaries, to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with Missouri Asphalt Pavement Association (MAPA) members, collaborate with Missouri contractors to encourage the use of the Company's technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development. Pursuant to the Ludwig Agreement, the Company agreed to issue a total of 2,000,000 restricted shares of the Company’s common stock to Dale Ludwig over three tranches of 700,000 shares on or before August 31, 2024, 700,000 shares on or before October 31, 2025, and 600,000 shares on or before October 31, 2026. Pursuant to the addendum to the Ludwig Agreement dated June 29, 2024, each tranche of shares to be issued is compensation for each service period beginning 11 months from June 1, 2024 and 12 months from May 1, 2025, and May 1, 2026, respectively. The fair value of the first 700,000 shares was $210,000, calculated based on stock price of $0.30 per share on August 8, 2024 (date of final board approval and grant date) and is being amortized over the vesting period. The second tranche of 700,000 shares to Dale Ludwig was not yet issued as of December 31, 2025. Subsequently, on January 5, 2026, the Company issued 1,727,115 of the Company’s restricted Common Shares to Dale Ludwig, for the twelve-month service period from May 1, 2025, based on the 30-day VWAP of $0.0579 as of December 31, 2025. The Company agreed that as part of the compensation package in the Addendum to the Service Agreement with Dale Ludwig and the Board approval on  January 5, 2026, the share issuance for the second tranche shall be based on a fixed dollar amount of $100,000 as set forth in the Addendum, with the number of shares calculated based on the applicable share price at the time of issuance. As of December 31, 2025, the cost for the second tranche was accrued for based on the fixed dollar amount of $100,000 per the Addendum, totaling $67,213 for the services rendered till December 31, 2025. The Company also agreed that as part of the compensation package in the Addendum to the Service Agreement with Dale Ludwig, that the share issuance for the third tranche for the service period 1 May 2026 to 30 April 2027, shall be based on a fixed dollar amount of $60,000 as set forth in the Addendum, with the number of shares calculated based on the applicable share price at the time of issuance, subject to Board approval.

During the six-month period ended December 31, 2025, the Company charged $55,424 to selling, general and administrative expenses as consulting expenses.

The Company agreed to issue 670,000 of the Company’s restricted shares of common stock to Eric Bava, Chief Operating Officer of the Company, as part of the compensation package in the Bava Employment Agreement upon completing each full year of service. The term of the Bava Employment Agreement will remain effective until September 30, 2027. On August 30, 2024, the Company issued 670,000 of the Company’s restricted shares of common stock to Eric Bava as part of the compensation package in the Bava Employment Agreement. The fair value of first 670,000 shares was $181,235 which was calculated based on stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date ), and is being amortized over the requisite service period from October 1, 2023, to September 30, 2024. The fair value of the share compensation for his second and third year of service was $60,000 respectively pursuant to the Addendum dated August 29, 2025, $60,000 is being accrued for the requisite service period from October 1, 2024, to September 30, 2025, and $15,123 for the services rendered till December 31, 2025. Subsequently, based on the Board approval on January 5, 2026, the Company issued 1,036,269 of the Company’s restricted Common Shares to Eric Bava, for service period from October 1, 2025 to September 30, 2026, based on the 30-day VWAP of $0.0579 as of December 31, 2025.  During the six-month period ended December 31, 2025, the Company charged a total of $30,246 to selling, general and administrative expenses as salary expenses.

On July 31, 2024, Verde Renewables a wholly owned subsidiary of the Company, entered into Service Agreement with Jeremy P. Concannon (Chief Growth Officer (“CGO”) of the Company) effective from August 1, 2024 (the “Concannon Services Agreement”). Pursuant to the Concannon Services Agreement, the Company agreed to issue a total of 4,050,000 restricted shares of the Company’s common stock to Jeremy P. Concannon over three tranches of 1,350,000 shares each on or before August 31, 2024, August 31, 2025, and August 31, 2026 respectively. The term of the Concannon Service Agreement will remain effective until September 30, 2027, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated. Pursuant to the addendum to the Concannon Service Agreement dated September 27, 2024, each tranche of shares to be issued as compensation for each service period beginning 12 months from August 1, 2024, and 2025, and for 14 months from August 1, 2026, to September 30, 2027, respectively. The fair value of the first 1,350,000 shares was $365,175, calculated based on stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date), and is being amortized over the requisite service period. The second tranche of 1,350,000 shares to Jeremy P. Concannon remains to be issued to date. As of December 31, 2025, $53,533 is accrued for the services rendered from August 1, 2025 until December 31, 2025 based on management’s best estimate of the fair value as of the reporting date. During the six-month period ended December 31, 2025, the Company charged $84,548 to selling, general and administrative expenses as salary expenses.

The Company agreed to issue 50,000 of the Company’s restricted shares of common stock to Hannah Bruehl, Executive Assistant to C-Suite Executives of the Company for service period from September 3, 2024 to September 2, 2025, as part of the compensation package in the Employment Agreement signed on September 3, 2024. On January 3, 2025, the Company issued 50,000 of the Company’s restricted shares of common stock to Hannah Bruehl. The fair value of 50,000 shares was $9,280 which was calculated based on stock price of $0.1856 per share on January 3, 2025 (date of final board approval and grant date), and is being amortized over the requisite service period from September 3, 2024 to September 2, 2025. On January 5, 2026, the Company issued 86,355 of the Company’s restricted Common Shares to Hannah Bruehl, for service period from September 3, 2025 to September 2, 2026, based on the 30-day VWAP of $0.0579 as of December 31, 2025. The Company agreed that as part of the compensation package in the Addendum to the Employment Agreement with Hannah Bruehl, the share issuance shall be based on a fixed dollar amount of $5,000 as set forth in the Agreement and the Board approval on  January 5, 2026, with the number of shares calculated based on the applicable share price at the time of issuance. During the six-month period ended December 31, 2025, the Company charged $3,271 to selling, general and administrative expenses as salary expenses.

On November 29, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, entered into a consulting services agreement (the “AUM Agreement”) to engage AUM Media Inc (“AUM”), a company incorporated in the State of Delaware, as a Capital Markets, Investor Relations and Media Relations Advisor to provide advice to the Company on its preparations for an equity raise and the planned uplisting to NASDAQ. Pursuant to terms of the AUM Agreement, the services will be provided by AUM on an annual contract basis and the agreement will continue for 12 months, starting January 1, 2025 to December 31, 2025, unless it is terminated in accordance with the termination terms under the AUM Agreement. VRI agreed to pay a fixed monthly discounted fee of $6,000 per month, payable in advance on the first day of each month. In addition, the Company shall issue shares equivalent to 9,313,100 shares of the Company’s restricted common stock to AUM or any affiliate to be designated by AUM, which represents 0.75% of the Company’s total shares outstanding as of November 29, 2024. The share issuance will occur as follows: 4,656,550 shares of the Company’s restricted common stock, being 50% of the 0.75% of the Company’s total shares outstanding, to be issued upon the signing of the Agreement, with the remaining 4,656,550 shares to be issued within three days following the Company's listing on the NASDAQ. Subsequently on January 2, 2025, the Company issued the first 4,656,550 of the Company’s restricted shares of common stock to Aegis Ventures Limited as designated by AUM. The fair value of the first tranche of 4,656,550 shares was $745,048 calculated based on stock price of $0.16 per share on November 29, 2024 (grant date) and is being amortized over the service period of 12 months commencing January 2025. During the six-month period ended December 31, 2025, the Company charged $375,586 to selling, general and administrative expenses as consulting expenses.

The Company agreed to issue 350,000 of the Company’s restricted shares of common stock to Karl Strahl, a Director of the Company for service period from May 1, 2025 to April 30, 2026, as part of the compensation package in the Director Appointment Agreement that the Company entered into with Karl Strahl on May 1, 2025. On June 1, 2025, the Company issued 350,000 of the Company’s restricted shares of common stock to Karl Strahl. The fair value of 350,000 shares was $33,110 which was calculated based on stock price of $0.0946 per share on June 1, 2025 (date of final board approval and grant date), and is being amortized over the requisite service period from May 1, 2025 to April 30, 2026. During the six-month period ended December 31, 2025, the Company charged $16,691 to selling, general and administrative expenses as Director’s fee.

On October 18, 2024, the Company entered into a binding Term Sheet with C-Twelve Pty Ltd (“C-Twelve”), a corporation incorporated in Western Australia, granting the Company (i) an exclusive license to utilize its proprietary binder and biochar asphalt mixed designs (the “Licensed Technology”) for the production and commercialization of asphalt surfacing-related products (the “End Products”) within the United States of America and (ii) the first right of refusal to extend the exclusive licensing of the Licensed Technology to other countries and territories subject to terms and conditions to be mutually agreed upon. The Company shall commit to producing a minimum quantity of End Products each year, as defined in the definitive agreement (the “Minimum Production Amount”). The specific Minimum Production Amount will be stipulated in an appendix or exhibit to the final licensing agreement. The Company shall pay C-Twelve royalties based on the Minimum Production Amount, at a rate mutually agreed upon by both parties and specified in the definitive agreement. Should the Company fail to meet the Minimum Production Amount in any given year, it shall remain obligated to pay royalties based on the agreed upon minimum production levels. In the event that production exceeds the Minimum Production Amount, additional royalties shall be payable for the excess production, calculated at the same royalty rate or as otherwise mutually agreed in the definitive agreement. Both parties will mutually agree on a Carbon Credit percentage allowance for C-Twelve. C-Twelve shall grant the Company the right to file, prosecute, and maintain United States patent applications incorporating C-Twelve’s Intellectual Property (IP), subject to C-Twelve’s final review and approval before submission. All such patents will be filed and maintained under the Verde brand name. The Company shall reserve the right to market and sell End Products under its own brand names, with C-Twelve being referenced, as well as C-Twelve having the right to market the Company’s activities under the definitive agreement. C-Twelve shall also collaborate with the Company on a joint installation of its proprietary technology that will take place on the Company’s designated cross-section at the NCAT Test Track in Opelika, Alabama, with a target completion between December 16–20, 2024. The term sheet, originally set to expire on February 28, 2025, has been extended until May 31, 2025. Subsequently the definitive agreement, namely the C-Twelve Agreement, was entered into between the Company and C-Twelve on May 19, 2025 (“Effective Date”). The Company agreed to issue 1,500,000 shares of the Company’s restricted common stock to C-Twelve within thirty (30) business days after the Effective Date. On June 1, 2025, the Company issued 1,500,000 shares of the Company’s restricted common stock to Sundeo Pty Ltd, an affiliate designated by C-Twelve, pursuant to the C-Twelve Agreement. The fair value of 1,500,000 shares was $141,900 which was calculated based on stock price of $0.0946 per share on June 1, 2025 (date of final board approval and grant date), and is being amortized over the license period of 10 years from May 19, 2025 to May 18, 2035. During the six-month period ended December 31, 2025, the Company charged $7,149 to selling, general and administrative expenses as licensing fee.

A summary of the status of the Company’s non-vested shares as of December 31, 2025 and June 30, 2025, and changes during the six months ended December 31, 2025 and the year ended June 30, 2025, is presented below:

	December 31, 2025		June 30, 2025
Non-vested shares	Shares	Weighted-Average-Grant Date Fair Value	Shares	Weighted-Average-Grant Date Fair Value

Nonemployee
At beginning of the year	4,233,167	$0.137	1,229,508	$0.163
Granted	1,000,000	0.095	8,856,550	0.205
Vested	(3,497,638)	0.146	(5,852,891)	0.245
At the end of the year	1,735,529	$0.095	4,233,167	$0.137

Employee and director
At beginning of the year	414,932	$0.145	-	$-
Granted	-	-	2,420,000	0.243
Vested	(299,863)	0.164	(2,005,068)	0.264
At the end of the year	115,069	$0.095	414,932	$0.145

As of December 31, 2025 and June 30,2025, the total stock-based compensation for nonemployees related to non-vested awards not yet recognized is $164,313 and $581,338, and this is expected to be recognized over a weighted-average period of 7.67 and 3.79 years respectively.

As of December 31, 2025 and June 30, 2025, the total stock-based compensation for employees and directors related to non-vested awards not yet recognized is $10,886 and $60,219, and this is expected to be recognized over a weighted-average period of 0.33 and 0.60 years respectively.

There was no income tax benefit recognized associated with the share-based compensation expenses.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Future commitments with regards to repayment of lease liabilities are disclosed in Note 12.

Apart from the above, as of December 31, 2025, the Company had the following capital commitment:

a) commitment to issue restricted shares of common stock to the following service providers on or before October 31, 2025 and 2026, subject to final board approval for the second and third tranches equivalent to the fixed dollar amounts as below, for services to be performed pursuant to the Service Agreements and Addendums signed with nonemployees as disclosed in Note 20:

Financial year ended June 30, 2026
Nam Tran	100,000
Dale Ludwig	100,000
200,000

Financial year ended June 30, 2027:
Nam Tran	100,000
Raymond Powell	100,000
Dale Ludwig	60,000
260,000

b) commitment to issue 1,350,000 of the Company’s restricted shares of common stock to employee, Jeremy P. Concannon for  the second tranche for a twelve-month service period from 1 August 2025 which was due on or before August 31, 2025 and the third tranche of 1,350,000 restricted shares of common for a fourteen-month period commencing August 1, 2026, both being subject to final board approval and pursuant to the Service Agreement signed as disclosed in Note 20.

c) commitment to issue restricted shares of common stock equivalent to $60,000 subject to final board approval, to Eric Bava pursuant to an addendum to his Employment Agreement dated August 29, 2025 for the requisite service period from October 1, 2024, to September 30, 2025 and for the requisite service period from October 1, 2025, to September 30, 2026  as disclosed in Note 20.

d) commitment to cancel 375,000 restricted common shares pursuant to the Service Agreement signed and Service and Stock Cancellation Agreement with EMGTA LLC as disclosed in Note 14.

e) quarterly committed payments of $62,500, to be paid in advance for period from January 2026 to December 2026 to support a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” pursuant to an agreement entered with NCAT at Auburn University on June 27, 2024.

f) commitment to issue 4,656,550 restricted shares of common stock to Aegis Ventures Limited pursuant to the terms of the consulting services agreement that the Company through its wholly-owned subsidiary Verde Renewables entered into with AUM on November 29, 2024, within three days following the Company’s listing on the NASDAQ.

g) commitment pursuant to the terms of the C-Twelve Agreement dated May 19, 2025  and its’ addendum dated October 8, 2025 entered into by the Company’s wholly-owned subsidiary, Verde Renewables, with C-Twelve, (i) to allocate to C-Twelve a royalty equal to three percent (3%) of all future carbon removal credits generated through the use of Verde-C-Twelve intellectual properties, (ii) to pay an additional license fee of $1,000,000 for the expanded territories of Mexico and Canada, and (iii) to provide a loan to C-Twelve in an amount not less than $2,000,000 (the “C-Twelve Loan”), with interest accruing at the lowest applicable federal rate, within thirty (30) days of our Common Stock being successfully listed on a U.S. national exchange, provided that if such funding is not achieved by July 31, 2026, C-Twelve shall have the right, on ten (10) business days’ notice, to hold us in breach of the Joint Development Agreement.

h) commitment to issue 86,355 restricted shares of common stock to employee, Hannah Bruehl, for service period from September 3, 2025 to September 2, 2026, based on the 30-day VWAP of $0.0579 as of December 31, 2025.

i) commitment to provide Ergon with forty percent (40%) of its share of the carbon removal credits generated from the mixing of the final carbon sequestering BioAsphalt™ surface material, so long as the carbon removal credits are generated from bulk mixing or packaged mixed product, and the mixing of the final BioAsphalt™ surface material includes biochar purchased from the Company.

As of December 31, 2025, the Company has no material contingencies.

NOTE 22 - SUBSEQUENT EVENTS

On January 5, 2026, the Company issued 1,727,115 of the Company’s restricted Common Shares to Nam Tran, Consultant of the Company for service period from May 1, 2025, and May 1, 2026, based on the 30-day VWAP of $0.0579 as of December 31, 2025. The Company agreed that as part of the compensation package in the Addendum to the Services Agreement with Nam Tran, the share issuance shall be based on a fixed dollar amount of $100,000 as set forth in the Agreement, with the number of shares calculated based on the applicable share price at the time of issuance.

On January 5, 2026, the Company issued 1,727,115 of the Company’s restricted Common Shares to Dale Ludwig, Strategic Advisor of the Company for service period from May 1, 2025, and May 1, 2026, based on the 30-day VWAP of $0.0579 as of December 31, 2025. The Company agreed that as part of the compensation package in the Addendum to the Services Agreement with Dale Ludwig, the share issuance shall be based on a fixed dollar amount of $100,000 as set forth in the Agreement, with the number of shares calculated based on the applicable share price at the time of issuance.

On January 5, 2026, the Company issued 1,036,269 of the Company’s restricted Common Shares to Eric Bava, Chief Operating Officer of the Company for service period from October 1, 2025 to September 30, 2026, based on the 30-day VWAP of $0.0579 as of December 31, 2025. The Company agreed that as part of the compensation package in the Addendum to the Employment Agreement with Eric Bava, the share issuance shall be based on a fixed dollar amount of $60,000 as set forth in the Agreement, with the number of shares calculated based on the applicable share price at the time of issuance.

On January 5, 2026, the Company issued 86,355 of the Company’s restricted Common Shares to Hannah Bruehl, Chief of Staff of the Company for service period from September 3, 2025 to September 2, 2026, based on the 30-day VWAP of $0.0579 as of December 31, 2025. The Company agreed that as part of the compensation package in the Addendum to the Employment Agreement with Hannah Bruehl, the share issuance shall be based on a fixed dollar amount of $5,000 as set forth in the Agreement, with the number of shares calculated based on the applicable share price at the time of issuance.

On February 10, 2026, the Company received its first two purchase orders from Ergon  for the Company’s proprietary cold mix biochar asphalt emulsifying agent, Verde V24, with delivery scheduled within the quarter ending March 31, 2026. The gross revenue to be generated from these purchase orders is expected to be $460,000. This material event represents the Company’s first commercial transaction following the execution of its 10-year exclusive licensing agreement with Ergon in October 2025 and is the first step in the Company and Ergon’s combined go to market strategy for our cold mix BioAsphaltTM in North America.

On December 23, 2025, the Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission to register an up to $5.75 million firm commitment underwritten public offering and concurrent uplisting of the Company’s Common Shares from the OTCQB Market to the Nasdaq Capital Market (the “Uplisting”).  The Uplisting will require the Company’s board of directors to approve a reverse stock split of the Common Shares in order to meet the listing requirements of the Nasdaq Capital Market. The consummation of the Uplist will trigger payments to C-Twelve of $3,000,000 as described elsewhere in these footnotes.

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up through the date the Company issued the unaudited condensed consolidated financial statements.

NOTE 23 – RE-PRESENTATION

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

 Recent Developments

Ergon Purchase Orders

On February 10, 2026, we received the first two purchase orders from Ergon  for our proprietary cold mix biochar asphalt emulsifying agent, Verde V24, with delivery scheduled within the quarter ending March 31, 2026. The revenue to be generated from these purchase orders is expected to be approximately $460,000. These purchase orders represent our first commercial transaction following the execution of our 10-year exclusive licensing agreement with Ergon in October 2025 and is the first step in our and Ergon’s combined go to market strategy for our cold mix BioAsphaltTM in North America.

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

Results of Operations

For the three months ended December 31, 2025 and 2024:

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$4,679	$2,423	93.1%
Cost of revenue	$(886)	$(9,552)	-90.7%
Gross profit (loss)	$3,793	$(7,129)	-153.2%
Selling, general and administrative expenses	$(1,126,428)	$(2,383,949)	-52.7%
Other operating expenses	$(57,241)	$(50,698)	12.9%
Loss from operation	$(1,179,876)	$(2,441,776)	-51.7%
Interest expense	$-	$(5,895)	-100.0%
Other income (expense)	$245,800	$(246,658)	-199.7%
NET LOSS	$(934,076)	(2,694,329)	-65.3%

The average rate of MYR : USD for three months ended December 31, 2025 and December 31, 2024 was 0.2424 and 0.2257, respectively.

Revenue

We generated $4,679 in revenue for the three months ended December 31, 2025, representing an increase of $2,256, or 93.1%, compared to revenue of $2,423 in the prior period. Our revenue for the three months ended December 31, 2025 was mainly derived from the sale of our 50-lb bagged BioAsphalt™ product. In contrast, revenue for the three months ended December 31, 2024 was mainly derived from income from event management.

 The sales in current period primarily reflects our planned depletion of our initial formulation of our bagged BioAsphalt™ product as we shifted toward an upgraded formulation of our BioAsphalt™ product that includes, among other enhancements, the use of recycled asphalt materials, an improved designer blend of biochar, and a more compatible grade of liquid asphalt in the emulsion. The increase in revenue for the three months ended December 31, 2025, compared to the same period in 2024, was primarily attributable to the Company’s intended depletion of the bagged BioAsphalt™ in preparation for the execution of its commercialization strategy for its proprietary BioAsphalt™ product and its continued focus on expanding core revenue-generating activities.

Cost of revenue

Cost of revenue in the three months ended December 31, 2025 and December 31, 2024 were $886 and $9,552, respectively, a decrease of $8,666 or 90.7%. The high cost in the previous period was mainly due to additional packaging costs incurred on goods previously sold. The absence of the non-recurring packaging costs incurred in the prior-year period and a favorable shift toward sales of its bagged BioAsphaltTM product resulted in the decreased cost in the current period.

Gross Profit

Gross profit of $3,793 was recorded for the three months ended December 31, 2025, compared to a gross loss of $7,129 for the corresponding period in 2024, representing an increase in profit of $10,922 or 153.2%. Gross loss was generated for the three months ended December 31, 2024 as opposed to a gross profit for the three months ended December 31, 2025 mainly due to the nonrecurring packaging costs incurred on goods previously sold, and a favorable shift toward sales of bagged BioAsphalt™ as mentioned above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was comprised mainly of salaries, office costs, legal and professional fees, consultancy fee, research and development cost and travelling expenses. We incurred $1,126,428 and $2,383,949 in selling, general and administrative expenses for the three months ended December 31, 2025 and 2024, respectively. Selling, general and administrative expenses decreased by 52.7%, or $1,257,521, primarily due to the absence of the special bonus of $1.25 million to CEO Jack Wong in recognition of his leadership, strategic vision and outstanding contributions in transforming the Company into a pioneer in the Net Zero building materials and carbon removal industry recorded in the prior period.

Other Operating Expenses

Total other operating expenses for the period ended December 31, 2025 was $57,241, an increase of $6,543, or 12.9%, compared to $50,698 for the period ended December 31 2024. Other operating expenses were comprised of expenditure related to the maintenance of our biofraction plant in Borneo, arising from our strategic decision to temporarily cease its operation in June 2023 to focus on our North American operations.

Interest expense

Total interest expense for the period ended December 31, 2025 was $0, compared to $5,895 for the period ended December 31, 2024. The absence of interest expense during the current period was primarily attributable to the settlement of lease liabilities in our prior fiscal year in connection with the disposal of asset held for sale and certain property, plant, and equipment that were under financing arrangements.

Other income (expense)

Other income for the period ended December 31, 2025 was $245,800, an increase of $492,458, or 199.7%, compared to other expense, net of $246,658 for the period ended December 31, 2024. Other expenses, net of $246,658 for the three months ended December 31, 2024, mainly consists of gain on disposal of property, plant and equipment of $161,156, interest income from placement of deposit with bank of $16,271 and offset by reversal of unrealized foreign exchange gain of $442,021 due to lower fluctuations of the U.S. dollar against the Malaysian Ringgit. Other income of $245,800 for the three months ended December 31, 2025, mainly consist of unrealized foreign exchange gain of $234,395, interest income from placement of deposit with bank of $4,779 and sundry income of $6,626. Interest income from bank deposits declined to $4,779 in the three months ended December 31, 2025 from $16,271 in the three months ended December 31, 2024, reflecting reduced deposit placements in this period.

Net loss

As a result of the above factors, we incurred a net loss of $934,076 for the three months ended December 31, 2025, representing a decrease in net loss of $1,760,253, or 65.3%, compared to a net loss of $2,694,329 for the three months ended December 31, 2024.

For the six months ended December 31, 2025 and 2024:

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended September 30, 2025 and 2024:

	December 31, 2025	December 31, 2024	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$6,948	$127,993	-94.6%
Cost of revenue	$(2,221)	$(59,148)	-96.2%
Gross profit	$4,727	$68,845	-93.1%
Selling, general and administrative expenses	$(2,015,404)	$(3,198,878)	-37.0%
Other operating expenses	$(113,137)	$(105,816)	6.9%
Loss from operation	$(2,123,814)	$(3,235,849)	-34.4%
Interest expense	$-	$(101,360)	-100.0%
Other income	$270,183	$997,595	-72.9%
NET LOSS	$(1,853,631)	(2,339,614)	-20.8%

The average rate of MYR : USD for six months ended December 31, 2025 and December 31, 2024 was 0.2395 and 0.2281, respectively.

Revenue

We generated $6,948 in revenue for the period ended December 31, 2025, representing a decrease of $121,045, or 94.6%, compared to revenue of $127,993 in the prior period. Our revenue was mainly derived from the sale of our 50-lb bagged BioAsphalt™ product.

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

Cost of revenue

Cost of revenue in the six months ended December 31, 2025 and December 31, 2024 were $2,221 and $59,148, respectively, a decrease of $56,927 or 96.2%. The decrease is mainly due to the decreased volume of sales as mentioned above.

Gross Profit

Gross profit of $4,727 was recorded for the six months ended December 31, 2025, compared to a gross profit of $68,845 for the corresponding period in 2024, representing a decrease of $64,118 or 93.1%. The decline was primarily driven by the significantly lower quantity of product sold during the current period. In addition, sales in the current period were made largely at the distribution level, which typically generate lower margins than retail-level sales, which predominated during the corresponding period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was comprised mainly of salaries, office costs, legal and professional fees, consultancy fee, research and development cost and travelling expenses. Selling, general and administrative expenses were $2,015,404 and $3,198,878 for the six months ended December 31, 2025 and 2024, respectively. The $1,183,474, or 37.0% decrease was primarily due to the absence of the special bonus of $1.25 million to CEO Jack Wong in recognition of his leadership, strategic vision and outstanding contributions in transforming the Company into a pioneer in the Net Zero building materials and carbon removal industry recorded in the prior period, partially offset by an increase in legal and professional fees on the Ergon License of $150,000 and research and development costs of $125,000 in current period as we continued our work to the upgraded formulation of our BioAsphalt™ product.

Other Operating Expenses

Total other operating expenses for the period ended December 31, 2025 was $113,137, an increase of $7,321, or 6.9%, compared to $105,816 for the period ended December 31 2024. Other operating expenses were comprised of expenditure related to the maintenance of our biofraction plant in Borneo, arising from our strategic decision to temporarily cease its operation in June 2023 to focus on our North American operations.

Interest expense

Total interest expense for the period ended December 31, 2025 was $0, compared to $101,360 for the period ended December 31, 2024. The absence of interest expense during the current period was primarily attributable to the settlement of lease liabilities in our prior fiscal year in connection with the disposal of asset held for sale and certain property, plant, and equipment that were under financing arrangements, and the early conversion of promissory notes with an aggregate principal amount of $675,888 on August 16, 2024 in the prior period.

Other income

Other income for the period ended December 31, 2025 was $270,183, a decrease of $727,412, or 72.9%, compared to $997,595 for the period ended December 31, 2024. The decrease was primarily due to the absence of a non-recurring insurance claim gain of $481,513 and gain on disposal of property, plant and equipment of $161,156 recognized in the six months ended December 31, 2024. Interest income from bank deposits declined to $11,823 in the six months ended December 31, 2025 from $38,809 in the six months ended December 31, 2024, reflecting reduced deposit placements in this period. Unrealized foreign exchange gain decreased to $251,734 in the six months ended December 31, 2025 from $276,680 in the six months ended December 31, 2024.

Net loss

As a result of the above factors, we incurred a net loss of $1,853,631 for the six months ended December 31, 2025, representing a decrease in net loss of $485,983, or 20.8%, compared to a net loss of $2,339,614 for the six months ended December 31, 2024.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the six months ended December 31, 2025 and 2024.

Cash Flow Date	December 31, 2025	December 31, 2024

Net Cash Used in operating activities	$(1,717,203)	$(1,008,400)
Net Cash Provided by investing activities	276,484	1,384,163
Net Cash Provided by financing activities	2,448,000	244,526
Effect of exchange rate fluctuation on cash and cash equivalents	(2,539)	(7,426)
Net increase in cash and cash equivalents	1,004,742	612,863
Cash and cash equivalents, beginning of period	1,021,112	279,137
Cash and cash equivalents, ending of period	$2,025,854	$892,000

Net Cash Used in Operating Activities

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of right of use assets and stock-based compensation, and the effects of changes in operating assets and liabilities. Our net cash used in operating activities increased $708,803, or 70.3%, from $1,008,400 for period ended December 31, 2024, to $1,717,203 for period ended December 31, 2025. The increase in cash used in operating activities for the period ended December 31, 2025, as compared to the same period in 2024 was primarily due to operational loss of $1,853,631 offset by noncash movements of $676,517 and net decrease in working capital of $540,089. The noncash expenses comprised $111,676 in depreciation, $51,429 in amortization, $601,983 in share-based compensation to nonemployee, $118,065 in share-based compensation to employees, $16,691 in share-based compensation to a director, operating lease expense of $28,407 and offset by unrealized foreign exchange gain of $251,734. The net decrease in working capital was used in amount due to director, account payables, prepayments, repayments on leases, accrued liabilities and other payables, offset against increase of working capital from inventories, related parties and other receivables and deposits.

Net Cash Provided by Investing Activities

The net cash provided by investing activities for the period ended December 31, 2025 was $276,484, representing a decrease of $1,107,679, or 80%, compared to net cash from investing activities of $1,384,163 for the period ended December 31, 2024. The net cash provided by investing activities of $276,484 for the six months ended December 31, 2025 was primarily attributable to the withdrawal of $500,000 from a matured certificate of deposit to support general working capital and operating activities, partially offset  by a separate deposit into a certificate of deposit with the bank of $223,516. Meanwhile, during the period ended December 31, 2024, the net cash provided by investing activities of $1,384,163 was due to proceeds from disposal of assets held for sale of $593,300, proceeds from insurance recoveries of $541,221, the purchase of property, plant and equipment of $358, and withdrawal from a matured certificate of deposit in the bank of $250,000 to support general working capital and operating activities.

Net Cash Provided by Financing Activities

The net cash provided by financing activities for the six months ended December 31, 2025, was $2,448,000, representing an increase of $2,203,474, or 901.1%, compared to the net cash provided by financing activities for the six months ended December 31, 2024, of $244,526. The net cash provided by financing activities of $2,448,000 for the six months ended December 31, 2025, was primarily attributable to proceeds from common stock issuance, including $2,000,000 from Ergon. Meanwhile, for the period ended December 31, 2024, the net cash provided by financing activities of $244,526 resulted from proceeds from common stock issuance and common stock to be issued through private placements of $904,000, set off by repayment to lease liabilities of $614,474 and a refund from the cancellation of common stock of $45,000.

We generated a net cash inflow of $1,004,742 for the period ended December 31, 2025.

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

The estimation of useful lives is a critical accounting estimate because it requires significant management judgment and has a material impact on our consolidated financial statements. Changes in the estimated useful lives of our assets could significantly affect the timing of depreciation expense recognized in future periods. For the six months ended December 31, 2025 and 2024, depreciation expense totaled $111,676 and $137,375, respectively.

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

No plant and machinery were impaired and written off during the six months ended December 31, 2025 and 2024 respectively.

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

No allowance for expected credit losses on accounts receivable during the six months ended December 31, 2025 and 2024 respectively.

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

As of December 31, 2025 and June 30, 2025, we recorded accrued compensation costs related to these arrangements of $264,546 and $89,165, respectively.

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

During the six months ended December 31, 2025 and 2024, we recognized total share-based compensation expense as follows:

	December 31, 2025	December 31, 2024

Nonemployees	$601,983	$545,859
Employee	118,065	201,680
Director	16,691	-
Total	$736,739	$747,539

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

Working Capital

As of December 31, 2025, we had cash and cash equivalents of $2,025,854, representing an increase of $1,004,742, or 98.4%, compared to $1,021,112 as of June 30, 2025, respectively. Deposits with banks decreased by $276,484, or 21.7%, from $1,276,484 as of June 30, 2025, to $1,000,000 as of December 31, 2025. The remaining $1,000,000 held in a certificate of deposit account is scheduled to mature in March 2026. Our accumulated operating losses increased by $1,850,931, or approximately 10%, from $18,263,181 as of June 30, 2025, to $20,114,112 as of December 31, 2025. In October, 2025, we raised gross proceeds of $2,000,000 in the Offering with Ergon.  We believe that the successful completion of the Offering has improved our liquidity and financial position for the near term.  We expect to seek funding for our operations over the next twelve months through additional public and private offerings of our securities, including a potential listing of our common stock on a national exchange and concurrent public offering.

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

Changes in Internal Control over Financial Reporting

During the six months ended December 31, 2025, we have continued to progressively develop and improve on the implementation of internal controls over financial reporting particularly in view of the material weakness described above.

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

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three month period ended December 31, 2025, we did not conduct any unregistered sales of equity securities other than those reported on our previous Current Reports on Form 8-K.

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
3.2

Amended and Revised Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed with the SEC on November 19, 2025).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 4, 2025).
10.1#†

License Agreement dated October 10, 2025, by and between Verde Renewables, Inc. and Ergon Asphalt & Emulsions, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2025).

10.2†

Addendum to Joint Development Agreement, effective October 8, 2025, between Verde Resources, Inc. and C-Twelve Pty Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2025).

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 4, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#

Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

†	Certain portions of this exhibit (indicated by “[*]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2026	VERDE RESOURCES, INC.

	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Sherina Chui
Sherina Chui
Chief Financial Officer (Principal Financial and Accounting Officer)

