Form 10-Q
period 2026-03-31
VERDE RESOURCES, INC.
filed 2026-05-13
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

☐ Yes ☒ No

As of May 12, 2026, there were 1,302,942,407 shares of common stock outstanding.

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

The words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “potential,” “seek,” “aim,” “goal” and derivatives of such words or similar expressions regarding the future are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements regarding, and important factors that could cause actual outcomes to differ materially from those stated or implied in the forward-looking statements include, but are not limited to, the matters summarized below:

●	our ability to establish and implement our business plan and begin to generate revenues, including through our Verde Net Zero Blueprint licensing and distribution model strategy and in conjunction with key commercial partners like Ergon Asphalt & Emulsions, Inc. (“Ergon”);

●	our expectations about the anticipated benefits of our Verde Net Zero Blueprint licensing and distribution model strategy and our relationship with Ergon;

●	the expected benefits of our proprietary road construction materials, including the cold mix biochar asphalt emulsifying agent we have licensed to Ergon for use in its products in North America;

●	our ability to generate and monetize carbon renewal credits utilizing our technology and products;

●	our ability to effectively compete in our industry and execute on our business plan;

●	the impact of governmental laws and regulation, and our ability to comply with new regulations and compliance requirements that affect our business;

●	our ability to effectively scale our operations in North America and other regions, either on our own or through third-party collaborators like Ergon and others;

●	our ability to adequately market our products and services, and to develop additional products and product offerings;

●	our ability to successfully expand our operations into foreign markets;

●	assumptions related to the size of the market for our products and solutions;

●	our future capital needs and our ability to raise additional capital;

●	our ability to expand our licensing and distribution model to third parties beyond Ergon;

●	our ability to expand our revenue streams beyond our licensing and distribution model;

●	difficulties with certain licensees (such as Ergon), licensors from whom we have the rights to key intellectual property, or other third parties upon which we rely;

●	our ability to attract, develop, and retain capable key personnel;

●	our ability to protect our intellectual property (including our trade secrets) or manage threats posed by breaches of security; and

●	other risks and uncertainties, including those listed in the “Risk Factors” section of this Quarterly Report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on October 23, 2025.

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

iii

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2026	June 30, 2025
ASSETS		Audited
Current assets:
Cash and cash equivalents	$2,129,576	$1,021,112
Short-term investments	-	1,276,484
Accounts receivable	465,029	188,415
Inventories	287,045	284,561
Amount due from related party	-	100
Prepaid share-based compensation-nonemployees	140,604	455,291
Prepayments	85,154	46,605
Other receivables and deposits	9,675	15,647
	3,117,083	3,288,215

Assets held for sale	4,000	4,000

Total current assets	3,121,083	3,292,215

Non-current assets:
Property, plant and equipment, net	1,478,370	1,574,984
Right of use assets, net	407,069	518,375
Intangible assets	33,665,611	33,503,771
Deposits paid	80,000	80,000
Prepaid share-based compensation- nonemployees	187,829	126,047

Total non-current assets	35,818,879	35,803,177

TOTAL ASSETS	$38,939,962	$39,095,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,423	$55,092
Other payables	350,125	545,963
Deposit and accrued liabilities	48,483	371,837
Accrued share-based compensation for nonemployee	4,750	44,288
Accrued share-based compensation for employee	78,271	44,877
Current portion of operating lease liabilities	40,877	38,311
Amount due to a director	3,033	209,640
Amounts due to related parties	295,457	324,974

Total current liabilities	875,419	1,634,982

Non-current liabilities:
Operating lease liabilities, net of current portion	60,658	91,639

Total non-current liabilities	60,658	91,639

TOTAL LIABILITIES	936,077	1,726,621

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none-issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,302,942,407 and 1,262,680,891 issued and outstanding as of March 31, 2026 and June 30, 2025	1,302,942	1,262,680
Additional paid-in capital	57,553,229	54,530,117
Accumulated other comprehensive loss	(222,369)	(160,809)
Accumulated deficit	(20,627,172)	(18,263,181)
	38,006,630	37,368,807
Non-controlling interest	(2,745)	(36)
Stockholders’ equity	38,003,885	37,368,771

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,939,962	$39,095,392

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Revenue, net	$460,005	$697	$466,953	$128,690

Cost of revenue	296,093	155	298,314	59,303

Gross profit	163,912	542	168,639	69,387

Operating expenses:
Selling, general and administrative expenses	814,904	1,170,355	2,830,308	4,369,233
Other operating expenses	59,000	46,457	172,137	152,273
Total operating expenses	873,904	1,216,812	3,002,445	4,521,506

LOSS FROM OPERATION	(709,992)	(1,216,270)	(2,833,806)	(4,452,119)

Other income (expense):
Interest expense	-	(1,343)	-	(102,703)
Rental income	-	4,100	-	38,200
Gain from insurance claims	-	-	-	481,513
Unrealized foreign exchange gain	24,617	43,808	276,351	320,488
Gain on disposal of property, plant and equipment	-	2,488	-	163,644
Gain on forgiveness of debts	162,266	-	162,266	-
Interest income	9,666	21,533	21,489	60,342
Other income (expense)	374	(696)	7,000	4,641
Total other income, net	196,923	69,890	467,106	966,125

LOSS BEFORE INCOME TAXES	(513,069)	(1,146,380)	(2,366,700)	(3,485,994)

Income tax expense	-	-	-	-

NET LOSS	(513,069)	(1,146,380)	(2,366,700)	(3,485,994)

Net loss attributable to non-controlling interest	(9)	(9)	(2,709)	(36)
Net loss attributable to Verde Resources Inc., shareholders	(513,060)	(1,146,371)	(2,363,991)	(3,485,958)

	$(513,069)	$(1,146,380)	$(2,366,700)	$(3,485,994)

Other comprehensive loss:
Foreign currency adjustment loss	(13,899)	(9,717)	(61,560)	(48,739)

COMPREHENSIVE LOSS	$(526,968)	$(1,156,097)	$(2,428,260)	$(3,534,733)
Net loss per share, basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average common stock outstanding, basic and diluted (revised)	1,300,484,563	1,250,825,325	1,283,714,014	1,238,271,472

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine months ended March 31,
	2026	2025
		(revised)
Cash flows from operating activities:
Net loss	$(2,366,700)	$(3,485,994)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	170,611	194,347
Amortization	77,143	77,143
Stock-based compensation-nonemployee	708,367	997,468
Stock-based compensation-employee	128,913	294,012
Stock-based compensation-director	24,855	-
Finance cost interest element of promissory notes (non-cash)	-	84,718
Operating lease expense	42,310	27,214
Impairment on property	-	137,632
Impairment on assets held for sale	-	5,867
Gain on forgiveness of debts	(162,266)	-
Unrealized foreign exchange gain	(276,351)	(320,488)
Gain from insurance claim	-	(481,513)
Loss from disposal of asset held for sale	-	2,876
Gain on disposal of property, plant and equipment	-	(163,644)
Changes in operating assets and liabilities:
Accounts receivable	(276,547)	(121,401)
Other receivables (deposits)	6,496	(51,237)
Prepayments	(38,549)	(10,130)
Inventories	1,299	31,358
Accounts payables	(3,000)	(11,408)
Accrued liabilities and other payables	(397,911)	(8,643)
Advances (to) from director	(206,319)	327,169
Advances from (to) related parties	943	(89,390)
Repayment of operating lease liabilities	(36,319)	(27,214)
Net cash used in operating activities	(2,603,025)	(2,591,258)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	-	943,300
Proceeds from disposal of property, plant and equipment	-	947,015
Proceeds from insurance recoveries	-	541,221
Withdrawal of short-term investments, net	1,276,484	250,000
Purchase of property, plant and equipment	-	(361)
Net cash provided by investing activities	1,276,484	2,681,175

Cash flows from financing activities:
Repayments of lease liabilities	-	(712,140)
Repayments of bank loan	-	(211,440)
Proceeds from issuance of common stock	2,448,000	1,319,000
Cash outflow arising from cancellation of common stock	-	(65,000)
Net cash provided by financing activities	2,448,000	330,420

Net cash provided by operating, investing and financing	1,121,459	420,337

Foreign currency translation adjustment	(12,995)	(10,111)

Net change in cash and cash equivalents	1,108,464	410,226

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,021,112	279,137

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$2,129,576	$689,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$16,247

SUPPLEMENTAL NONCASH DISCLOSURE:
Shares issuance for employee compensation	$18,000	$294,012
Promissory note to related party settled by Company’s common stock	$-	$675,888

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Non controlling	stockholders’
	No. of shares	Amount	capital	loss	losses	interest	equity

Balance as of July 1, 2025	1,262,680,891	$1,262,680	$54,530,117	$(160,809)	$(18,263,181)	$(36)	$37,368,771

Shares issued for private placement	30,543,876	30,544	2,417,456	-	-	-	2,448,000
Share based compensation to employee	-	-	32,642	-	-	-	32,642
Share based compensation to director	-	-	16,691	-	-	-	16,691
Shares issued to service provider	1,000,000	1,000	94,000	-	-	-	95,000
Net loss for the period	-	-	-		(1,850,931)	(2,700)	(1,853,631)
Foreign currency translation adjustment	-	-	-	(47,661)	-	-	(47,661)

Balance as of December 31, 2025	1,294,224,767	$1,294,224	$57,090,906	(208,470)	$(20,114,112)	$(2,736)	$38,059,812
Share based compensation to director	-	-	8,164	-	-	-	8,164
Shares issued to employee	1,122,624	1,123	61,754	-	-	-	62,877
Shares issued to service provider	7,595,016	7,595	392,405	-	-	-	400,000
Net loss for the period	-	-	-	-	(513,060)	(9)	(513,069)
Foreign currency translation adjustment	-	-	-	(13,899)	-	-	(13,899)

Balance as of March 31, 2026	1,302,942,407	1,302,942	57,553,229	(222,369)	(20,627,172)	(2,745)	38,003,885

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY (REVISED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Non controlling	Total stockholders’
	No. of shares	Amount	capital	loss	losses	interest	equity

Balance as of July 1, 2024	1,221,346,586	$1,221,346	$49,647,034	$(71,906)	$(13,480,204)	$-	$37,316,270

Shares issued for private placement	9,302,214	9,302	894,698	-	-	-	904,000
Shares issued to service provider	7,356,550	7,356	1,667,692	-	-	-	1,675,048
Shares issued to employee	2,070,000	2,070	243,245	-	-	-	245,315
Shares issued as settlement of promissory notes	9,655,542	9,656	666,232	-	-	-	675,888
Share based compensation to employee	-	-	92,044	-	-	-	92,044
Shares cancelled	(450,000)	(450)	(44,550)				(45,000)
Net loss for the period	-	-	-	-	(2,339,587)	(27)	(2,339,614)
Foreign currency translation adjustment	-	-	-	(39,022)	-	-	(39,022)

Balance as of December 31, 2024	1,249,280,892	1,249,280	53,166,395	(110,928)	(15,819,791)	(27)	38,484,929

Shares issued for private placement	4,088,888	4,089	410,911		-	-	415,000
Share based compensation to employee	-	-	92,331	-	-	-	92,331
Shares cancelled	(200,000)	(200)	(19,800)				(20,000)
Net loss for the period	-	-	-	-	(1,146,371)	(9)	(1,146,380)
Foreign currency translation adjustment	-	-	-	(9,717)	-	-	(9,717)

Balance as of March 31, 2025	1,253,169,780	1,253,169	53,649,837	(120,645)	(16,966,162)	(36)	37,816,163

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Core Business & Technology Overview

Verde Resources, Inc. was incorporated under the laws of the state of Nevada on April 22, 2010.

The Company is a road construction and building materials company offering proprietary, environmentally sustainable materials, designed to drive innovations that enhance sustainability and advance environmental stewardship. By integrating biochar, a carbon sequestering material and performance enhancer, the Company aims to facilitate the industry’s transition toward lower-emission infrastructure solutions. The Company believes its approach reduces greenhouse gas (“GHG”) emissions, optimizes the use of native soils and recycled materials, accelerates installation timelines, improves operational efficiency, and reduces overall project costs. The Company’s strategic focus has shifted toward the commercialization of its biochar asphalt technology through its wholly owned subsidiary, Verde Renewables Inc. (“Verde Renewables”). As part of this initiative, the Company has collaborated with the National Center for Asphalt Technology (“NCAT”) to deploy and evaluate its biochar asphalt technology at the NCAT test track. This endeavor is intended to validate the technology’s performance characteristics, environmental sustainability attributes, and potential to support the generation of carbon removal and avoidance credits.

Environmental Attributes and Carbon Credits

Puro.earth, a crediting platform for durable carbon removal, has officially registered the Company as a Carbon Removal Credit supplier as part of its Accelerate program. This registration was formalized through a platform agreement signed in April 2023. The Company’s endeavors are positioned to potentially create additional revenue opportunities through the generation of carbon removal credits (“CORCs”). The Company believes that the generation of CORCs and the demand for CORCs incentivizes the broader adoption of climate technologies and enables the Company to supply these credits to companies seeking to offset their carbon footprint in pursuit of net-zero objectives. Simultaneously, this approach creates the potential for an additional and substantial revenue stream for the Company.

In addition, on March 9, 2026, the Company engaged with Isometric (a leading certifier of carbon removal) in connection with the audit and verification of the Company’s BioFraction™ facility in Borneo to support the production of biochar and the potential generation of carbon removal credits associated with the use of engineered carbon in the Company’s road technologies. The Company views Isometric as a complementary carbon registry and methodology provider alongside Puro.earth and believes maintaining relationships with multiple registries may support future commercialization and expansion efforts across North America and other international markets.

Technology Development and Validation

On June 27, 2024, the Company entered into an agreement with NCAT at Auburn University to undertake a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” (the “Project”). The Project, led by Dr. Nam Tran, Associate Director and Research Professor at NCAT, involved a comprehensive performance testing on the NCAT Test Track in Opelika, Alabama. This facility, sponsored by various state Departments of Transportation (DOTs) and in partnership with the Minnesota Road Research Facility (MnROAD), is dedicated to advancing sustainable pavement technologies. Success in this Project is expected to drive widespread adoption of a net-zero road construction blueprint by DOTs across the United States and the federal DOT. The Project commenced on June 24, 2024, and includes ongoing field demonstrations, performance evaluations and laboratory testing of the Company’s cold-mix BioAsphalt™ technologies at NCAT. The Project is expected to conclude on September 30, 2027, with the first draft of the final report expected in Spring 2027.

As part of the Project, in December 2024, in collaboration with C-Twelve Pty Ltd, a corporation incorporated in Western Australia (“C-Twelve”), the Company successfully demonstrated its biochar-asphalt technology utilizing C-Twelve’s proprietary emulsion at the NCAT test track in Auburn, Alabama. The Project showcased the ability to retrofit an existing asphalt plant to produce cold-mix biochar asphalt under winter conditions without the use of heat, solvents, or odors, resulting in an estimated 50% increase in installation efficiency compared to conventional methods.

The demonstration sequestered approximately eight (8) tons of carbon, verified and certified under Puro.earth in collaboration with Oregon Biochar Solutions, a related party of the Company through Karl Strahl, Chief Operating Officer of Oregon Biochar Solutions, who was appointed as a director of the Company in May 2025. This achievement marked what the Company believes to be the world’s first carbon removal credits generated through asphalt production and installation. The credits, issued and sold in April 2025, were pre-purchased by one of the world’s largest financial institutions focused on Carbon Dioxide Removals (“CDRs”). The Company refers to this integrated model of combining low-carbon materials, operational efficiency, and verified carbon removal credit generation as the “Verde Net Zero Blueprint.”

As part of the ongoing Project evaluation, in July 2025, the Company received encouraging preliminary performance results from NCAT regarding its BioAsphalt™ test section installed in December 2024 at NCAT’s Test Track. After approximately 50,000 equivalent single axle loads (ESALs) of heavy truck traffic, the asphalt surface remained flexible and demonstrated consistent durability, particularly under low-volume roadway conditions, as confirmed by NCAT’s Assistant Director for Test Track Research, Mr. Nathan Moore, providing early validation of the technology’s performance.

Further, as part of the Project, NCAT’s September 2025 evaluation of the Company’s cold recycling mix using 100% reclaimed asphalt pavement (“RAP”) further validated the results of its proprietary formulation. Laboratory testing conducted in accordance with ASTM D6927 (Marshall Stability and Flow), ASTM D6931 (Indirect Tensile Strength), and AASHTO T283 (Moisture Susceptibility) demonstrated that the Company’s cold-recycled mix not only meets but exceeds industry specifications for cold-recycled asphalt. Results showed superior cohesion, high tensile strength ratio (“TSR”), and retained stability compared to standard cold mix benchmarks, supporting its strength, durability, and moisture resistance. This demonstration represents the first deployment of a carbon sequestering asphalt material engineered to maintain competitive strength and flexibility for road applications.

Strategic Collaborations

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

The Company’s current priority is the successful commercialization of its technology in North America, and if that commercialization is successful, the Company intends to introduce the same blueprint in Southeast Asia. Ongoing discussions with PLUS Malaysia, the country’s largest highway operator, as well as discussions with the Economic Development Board (“EDB”) and Land Transport Authority (“LTA”) of the Republic of Singapore, signal a growing demand for biochar in the region. This demand, coupled with the certification, could enable the Company’s BioFraction™ facility in Borneo to secure a reliable client and resume normal operations in Malaysia with the potential for significant scale-up over time.

Licensing and Commercial Agreements

C-Twelve License

On October 18, 2024, the Company entered into a binding Term Sheet with C-Twelve granting the Company (i) an exclusive license to utilize C-Twelve’s proprietary binder and biochar asphalt mixed designs (the “Licensed Technology”) for the production and commercialization of asphalt surfacing-related products (the “End Products”) within the United States of America and (ii) the first right of refusal to extend the exclusive licensing of the Licensed Technology to other countries and territories subject to terms and conditions to be mutually agreed upon.

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

Ergon License

On October 10, 2025, Verde Renewables entered into a license agreement with Ergon (the “Ergon License”), pursuant to which the Company granted Ergon an exclusive, non-transferable license to use, manufacture, commercialize, market, sell and distribute any product that contains or is manufactured or formed by Ergon using the Company’s proprietary cold mix biochar asphalt emulsifying agent, Verde V24, (which the Company exclusively licenses in North America from C-Twelve) in the United States (including its territories), Canada and Mexico, in exchange for Ergon agreeing to purchase Verde V24 from the Company at a fixed price (which is inclusive of all fees associated with the license, but subject to consumer price index adjustments) for use in Ergon’s asphalt road materials products.

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

Biochar Solutions LLC

On March 14, 2026, Verde Renewables Inc., a wholly owned subsidiary of Verde Resources Inc., entered into a supply agreement with Biochar Solutions LLC to formalize and expand their existing collaboration into a structured commercial supply and intellectual property framework. Under this agreement, Biochar Solutions LLC will manufacture, supply, distribute, and white label engineered biochar for incorporation into Verde’s products, supporting both performance and carbon credit generation objectives. The agreement is intended to serve as the foundation for a binding long term commercial arrangement governing biochar supply, joint technology development, and carbon credit revenue sharing between the parties. Following an initial operating period, both parties intend to evaluate the commercial performance of the relationship and may update or modify the terms of the agreement based on operational experience and market conditions.

Commercial Activity

On February 10, 2026, the Company received its first two purchase orders from Ergon for the Company’s proprietary, licensed cold mix biochar asphalt emulsifying agent, Verde V24, the sale of which occurred during the quarter ending March 31, 2026. The gross revenue generated from these purchase orders was approximately $460,000 and the related receivable was fully collected from Ergon in April 2026. This event represents the Company’s first commercial transaction following the execution of its 10-year exclusive licensing agreement with Ergon in October 2025 and is the first step in the Company and Ergon’s combined go to market strategy for the Company’s cold mix BioAsphaltTM in North America.

Geographic Expansion

On March 30, 2026, the Company established Verde Resources Asia Pacific Pte. Ltd., a private company limited by shares incorporated under the laws of the Republic of Singapore and a wholly owned subsidiary of the Company. The subsidiary’s primary activity is research and experimental development in biotechnology (excluding medical sciences).The establishment of Verde Resources Asia Pacific Pte. Ltd. follows several months of discussions with the EDB and LTA of the Republic of Singapore and advances the Company’s previously stated strategy to license its Net Zero Blueprint and related technologies globally, beginning with Singapore as its Asia Pacific headquarters. This initiative is expected to support the future generation and trading of carbon removal credits and serve as a foundation for the Company’s expansion across the region.

Corporate Structure Changes

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

As of March 31, 2026, the Company has the following subsidiaries:

Company name	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”)	Malaysia	Manufacturing and distribution of renewable agricultural commodities, and provision of consultation services related thereto	100%

Verde Renewables, Inc.	State of Missouri	Trading of building materials and management of a processing and packaging facility	100%

VerdePlus Inc.	State of Missouri	Production of low-carbon building materials	55%

Verde Life Inc. (“VLI”)	State of Oregon	Development of health and wellness products formulated with natural plant extracts derived from crops cultivated using biochar.	100%

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting service, PR, branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri	Holding real property	100%

Verde Resources Asia Pacific Pte. Ltd. (“VRAPPL”)	Republic of Singapore	Research and experimental development on biotechnology (excluding medical science)	100%

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

Basis of Consolidation

The unaudited condensed consolidated financial statements include the financial statements of Verde Resources, Inc. and its subsidiaries. All significant inter-company balances and transactions within the Company and its subsidiaries have been eliminated upon consolidation. The Company accounts for acquisitions in accordance with guidance found in Accounting Standards Codification (“ASC”) 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired, and liabilities assumed to be valued at their fair market values at the acquisition date.

Segment Reporting

During the fiscal year ended June 30, 2025, the Company reassessed its segment reporting conclusions in accordance with ASC Topic 280 and determined that it operates as a single operating and reportable segment. This reassessment reflects changes in how the business is managed and how financial information is reviewed by the Company’s Chief Operating Decision Maker (“CODM”).

The Company’s CODM is the Chief Executive Officer, who reviews financial information on a consolidated basis, including revenue, operating expenses and net income (loss), when evaluating operating performance and allocating resources. The CODM uses net income (loss) as the primary measure of performance and uses revenue as the primary measure for allocating resources.

This conclusion reflects the increased integration of the Company’s operations, including centralized decision-making, shared resources, and alignment of strategic objectives across the organization. In prior periods, the Company had evaluated its operations as potentially comprising multiple segments based on earlier organizational structures and the CODM had used sales and operating income (loss) as the primary measures of segment profit or loss to assess performance and make resource allocation decisions. The CODM assessed those metrics and compared actuals to budgeted and forecasted values to evaluate segment operating performance and allocate resources to the operating segments.

As a result of these changes, management now evaluates performance and allocates resources on a consolidated basis.

This change did not impact the Company’s consolidated financial statements but may affect the comparability of segment-related disclosures between periods. See Note 4 – Business Segment Information for additional information.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with high-credit-quality financial institutions. At times, such balances may exceed federally insured limits. The Company monitors the creditworthiness of financial institutions and counterparties and believes its exposure to credit risk is not significant.

Risks and Uncertainties

The Company’s operations in the supply of net zero road constructions and building materials are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with a production operation for renewable commodities, including the potential risk of business failure.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, which are readily convertible to known amounts of cash and that mature within three months or less from the date of purchase, which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,129,576 and $1,021,112 in cash and cash equivalents at March 31, 2026 and June 30, 2025.

At March 31, 2026, and June 30, 2025, cash and cash equivalents consisted of petty cash on hand and cash in banks.

Short-Term Investments

Deposits held for investments that are not debt securities are included in short-term investments in the unaudited condensed consolidated balance sheets. Investments in short-term investments with original maturities of more than three months but remaining maturities of less than one year are considered short-term investments. Investments held with the intent to reinvest or hold for longer than a year, or with remaining maturities of one year or more, are considered long-term investments.

Accounts Receivable

Accounts receivable are recognized and carried at amortized cost. The Company maintains an allowance for expected credit loss to provide for the estimated number of receivables that will not be collected. The Company considers several factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of such receivables. Bad debts are written off against allowances. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the unaudited condensed consolidated statement of operations within operating expenses. As of March 31, 2026, and June 30, 2025, the longest credit term for certain customers are 30 to 90 days.

At March 31, 2026, and June 30, 2025, there has been no allowance for expected credit loss for accounts receivable, and for other receivables, the allowance for expected credit loss amounted to $34,728 and $33,939 respectively. There was no allowance for expected credit loss for the three and nine months ended March 31, 2026 and 2025.

Expected Credit Loss

The Company accounts for expected credit losses in accordance with ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASC Topic 326 requires entities to use a current expected credit loss (“CECL”) methodology to estimate lifetime expected credit losses for certain financial assets measured at amortized cost, including accounts receivable and other financial instruments. The CECL methodology generally results in earlier recognition of credit losses than the previous incurred loss model.

The Company maintains an allowance for expected credit losses based on a combination of quantitative and qualitative factors, including historical loss experience, customer-specific credit risk, aging of receivables, current economic conditions and reasonable and supportable forecasts of future conditions.

Management applies significant judgment in identifying relevant risk factors, evaluating the impact of macroeconomic conditions, including inflation, interest rates and geopolitical uncertainty, and determining the appropriate expected loss rates. Changes in these assumptions or economic conditions could materially affect the timing and amount of credit loss provisions recognized in future periods.

No allowance for expected credit losses on accounts receivable was recognized during the nine months ended March 31, 2026 and 2025.

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

As of March 31, 2026, and June 30, 2025, there was no write down and no write off of inventories.

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

The estimated useful lives and depreciation methodology reflect management’s judgment based on historical experience, the nature of the assets, anticipated usage, and technological and economic factors. The Company periodically reviews the estimated useful lives of its property, plant and equipment and revises such estimates when events or changes in circumstances indicate that the estimates may no longer be appropriate.

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and improvements that substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any resulting gain or loss is recognized in the unaudited condensed consolidated statements of income (loss) and other comprehensive income (loss) in other income or expenses.

The Company also evaluates property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 8 for details of property, plant and equipment and related depreciation expense.

Intangible Assets and Impairment of Long-Lived Assets

The Company accounts for intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other, and accounts for impairment of long-lived assets in accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets.

Intangible assets acquired from third parties are initially measured at fair value. Indefinite-lived intangible assets are not amortized and are evaluated for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

In accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets, the Company evaluates long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount exceeds the estimated undiscounted future cash flows, an impairment loss is recognized based on the excess of the carrying amount over the asset’s fair value.

To evaluate indefinite-lived intangible assets for impairment under ASC Topic 350, Intangibles—Goodwill and Other, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. The qualitative assessment considers factors including business performance, market conditions, macroeconomic trends, strategic plans, recent market transactions and projected future cash flows.

If a quantitative assessment is performed, the fair value of the indefinite-lived intangible asset is compared to its carrying amount. Fair value is generally determined using discounted cash flow models, appraised values or other valuation techniques, as appropriate, and requires management to make significant estimates and assumptions, including projected revenues, operating margins, future cash flows and discount rates. If the carrying amount exceeds fair value, an impairment loss is recognized for the excess carrying value.

These estimates are inherently subjective and sensitive to changes in assumptions and market conditions. Actual results or changes in estimates could result in material impairment charges in future periods. See Note 9 for details of intangible assets and related impairment write offs.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to performance obligations in the contract; and

●	recognize revenue as the performance obligation is satisfied.

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

The Company also follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to the provision of goods to a customer. In these instances, the Company determines whether it has promised to provide the goods itself (as principal) or to arrange for the specified goods to be provided by another party (as an agent). This determination is a matter of judgment that depends on the facts and circumstances of each arrangement. As such, the Company derives its revenue from the sale of products and services in its role as a principal.

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

The Company recognized no impairment of ROU assets as of March 31, 2026, and June 30, 2025.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the unaudited condensed consolidated balance sheets as of March 31, 2026, and June 30, 2025.

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

In assessing the realizability of deferred tax assets, management evaluates both positive and negative evidence, including projected future taxable income, tax planning strategies, recent financial performance, economic trends and potential changes in tax laws. Judgment is required in determining whether valuation allowances are necessary and adjustments to such valuation allowances could materially impact income tax expense or benefit in future periods. See Note 17 for details related to income taxes.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the three and nine months ended March 31, 2026 and 2025.

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

For reporting purposes, in accordance with ASC Topic 830 “Translation of Financial Statements”, capital accounts of the unaudited condensed consolidated financial statements are translated into United States dollars from MYR at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year. The gains and losses resulting from translation of financial statements subsidiaries to the reporting currency are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of changes in stockholder’s equity.

Translation of MYR into U.S. dollars has been made at the following exchange rates for the following periods:-

	March 31, 2026	March 31, 2025
Period-end MYR:US$ exchange rate	0.24806	0.22551
Average period MYR:US$ exchange rate	0.24390	0.22696

Comprehensive Income (Loss)

ASC Topic 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive loss is not included in the computation of income tax expense or benefit.

Non-controlling Interest

The Company accounts for non-controlling interest in accordance with ASC Topic 810-10-45, which requires the Company to present non-controlling interests as a separate component of total shareholders’ equity on the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated net loss attributable to the non-controlling interest being clearly identified and presented on the face of the unaudited condensed consolidated statements of operations and comprehensive loss.

Net Loss per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock equivalents had been issued, if dilutive.

The Company’s share-based awards consist of shares of common stock that are legally issued, fully vested, and nonforfeitable upon grant. Accordingly, such shares are included in the weighted-average shares outstanding from the date of issuance, and there are no unvested or forfeitable awards requiring separate consideration in the calculation of basic or diluted net loss per share.

For the three and nine months ended March 31, 2026 and 2025, diluted weighted-average shares of common stock outstanding is equal to basic weighted average shares of common stock, due to the Company’s net loss position. Hence no common stock equivalents were included in the computation of diluted net loss per shares since such inclusion would have been antidilutive.

Stock Cancellation and Reissuance Policy

In certain circumstances, after the Company grants fully vested and nonforfeitable share-based awards to nonemployees, the Company may enter into mutual agreements with the recipients to cancel shares associated with services not yet performed or no longer expected to be performed under the applicable arrangements. In such instances, the Company evaluates the substance of the arrangement in accordance with ASC 718-10-25-2 and ASC 718-10-35-1, which require that compensation cost be recognized based on the goods or services received. In accordance with ASC 718-10-45-3, the grant date fair value of these awards are initially recognized as prepaid share-based compensation, which is recognized as compensation expense over the period in which the related goods or services are received. When mutual agreements are concluded to cancel shares associated with services which are not performed or are no longer expected to be performed, the Company reverses the remaining balance of the prepaid share-based compensation, which represents the value of services not yet performed. There are no reversals of previously recognized share-based compensation expense relating to services already performed under the applicable arrangements.

Treasury Stock Policy

The Company may also, if required, cancel shares of its common stock that have been repurchased or otherwise reacquired, including shares acquired through share repurchase programs. Canceled shares are retired and removed from the issued and outstanding share count in accordance with applicable corporate law and the Company’s Articles of Incorporation.

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

If treasury shares are reissued:

●	The proceeds received upon reissuance are credited to treasury stock at the cost of the shares.

●	Any difference between the reissuance price and the cost of the treasury shares is recorded as an adjustment to APIC.

○	If the reissuance price exceeds the cost, the excess is credited to APIC.

○	If the reissuance price is less than the cost and APIC related to treasury stock transactions is insufficient to absorb the difference, the remainder is charged to Retained Earnings.

The Company uses the cost method to account for treasury stock transactions. Reissued shares are included in the number of shares issued and outstanding as of the date of reissuance.

As of the date of this Quarterly Report, there have been no Treasury Stock purchases by the Company.

Stock Based Compensation Policy

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment arrangements related to the acquisition of goods and services from both employees and nonemployees based on the fair value of the awards at grant date.

Grant Date and Measurement

The grant date represents the date on which all key terms and conditions of the award are approved and understood by both the Company and the recipient, which generally corresponds to the date of final board approval. The fair value of share-based awards is measured based on the closing market price of the Company’s common stock on the grant date.

The Company considers stock-based compensation to be a significant accounting estimate due to the judgment involved in determining the grant date, estimating the fair value of awards, evaluating the timing and recognition of compensation expense and assessing the substance of certain share-based arrangements. Because the Company issues common stock awards that are measured based on the market price of its common stock at the grant date, changes in the timing of grant approvals, service periods and the Company’s stock price, may impact the amount and timing of compensation expense recognized in future periods.

Fully Vested and Nonforfeitable Awards

The Company issues shares that are fully vested and nonforfeitable upon grant, and the Company does not retain the ability to cancel such shares. For these awards, the recipient has an unconditional right to the shares at the grant date.

When such awards are issued to nonemployees in advance of the receipt of goods or services, the Company records prepaid share-based compensation at the grant date in accordance with ASC 718-10-45-3. The prepaid amount represents the fair value of the goods or services to be received and is recognized as compensation expense over the period in which the related goods or services are received.

For employee awards, when shares are issued in advance of the receipt of services, the Company does not recognize a prepaid asset. Instead, consistent with ASC 718-10-25 and ASC 718-10-35, compensation cost is recognized over the requisite service period as the services are rendered.

Awards Without an Established Grant Date

For certain share-based payment arrangements, the service inception date precedes the establishment of the grant date. In such cases, compensation cost is recognized based on the best estimate of the fair value of the Company’s common stock at each reporting period until the grant date is established, with a corresponding liability recorded in accordance with ASC 718.

Once the grant date is established, the cumulative compensation cost is adjusted to reflect the grant-date fair value of the award.

Recognition of Compensation Expense

Share-based compensation cost is recognized over the requisite service period for employee awards and over the service period for nonemployee awards.

Presentation Considerations

Awards that are fully vested and nonforfeitable are included in shares issued and outstanding at the grant date.

Accordingly:

●	for nonemployees - APIC, together with shares issued, is recognized at the grant date fair value of the awards, with a corresponding increase in prepaid share-based compensation, which is recognized as compensation expense over the period in which the related goods or services are received; and

●	for employees - APIC is recognized to the extent that, together with shares issued, reflect the compensation cost for the requisite service period rendered as of the reporting date. Any remaining unrecognized compensation cost is recorded in APIC over the remaining requisite service period.

The impact of such awards on earnings per share is evaluated in accordance with ASC 718-10-45-1.

Stock-Based Compensation Expense

During the three and nine months ended March 31, 2026, the Company recognized share-based compensation expense as follows:

●	Nonemployees: $106,384 and $708,367, respectively.

●	Employees: $10,848 and $128,913, respectively.

●	Directors: $8,164 and $24,855, respectively.

During the three and nine months ended March 31, 2025, the Company recognized share-based compensation expense as follows:

●	Nonemployees: $451,609 and $997,468, respectively.

●	Employees: $92,331 and $294,012, respectively.

In addition, the Company recorded $83,021 and $89,165 as accrued compensation cost for share-based arrangements for which the grant date had not yet been established as of March 31, 2026 and June 30, 2025, respectively.

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income (loss) statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income (loss) statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows the ASC 450-20, Contingencies, to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Equity-classified

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants classified as equity instruments are initially recognized at fair value within APIC and are not subsequently remeasured. The warrants have been assessed to meet the requirements for equity classification and accounted for as equity. Upon exercise of the warrants, the Company will record the proceeds received, together with the carrying value of the warrants, as an increase to common stock and APIC. Warrants that expire unexercised will be derecognized with no impact on the statement of operations.

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

No liability classified warrants have been issued as of March 31, 2026.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, short-term investments, loan and fee receivable, prepayments and other receivables, amounts due from related parties, accrued liabilities and other payables, loans payable, amounts due to related parties approximate their fair values because of the short maturity of these instruments.

Recent Accounting Pronouncements

During the nine months ended March 31, 2026, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s unaudited condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which updates the FASB Accounting Standards Codification to clarify, correct errors, and improve the overall usability of GAAP. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the effect this pronouncement has had on the disclosures contained in the notes to the condensed consolidated financial statements.

The Company is currently reviewing all recently issued, but not yet effective, accounting pronouncements and is evaluating the impact of these pronouncements on the relevant disclosures. The Company believes the future adoption of any such pronouncements may not be expected to have a material impact on its financial condition or the results of its operations.

NOTE 3 – REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

Certain prior period amounts for the nine months ended March 31, 2025 have been revised to reflect corrections identified by management relating to the Company’s previously issued financial statements for the year ended June 30, 2025, which the Company expects to address in an amendment to its Annual Report on Form 10-K for the year ended June 30, 2025.

The Company evaluated the materiality of these corrections and concluded that they were not material to the previously issued interim financial statements. Accordingly, the Company has revised the prior period amounts in the accompanying unaudited condensed consolidated financial statements.

The revisions had no impact on previously reported net loss, earnings per share, total assets or total cash flows. However, as disclosed in Note 24, the revisions resulted in changes to the classification and presentation of certain line items within the consolidated balance sheet and consolidated statements of changes in stockholders’ equity. See Note 24 for the nature of the revisions, including the impacted financial statement line items and reporting periods, in accordance with ASC 250-10-50-7 through 50-12.

NOTE 4 – BUSINESS SEGMENT INFORMATION

The Company applies the provisions of ASC Topic 280, Segment Reporting, which requires disclosure of information about operating segments based on how management organizes the Company’s business activities for making operating decisions and assessing performance. The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”).

The CODM reviews consolidated financial information, including revenue, operating expenses and net loss, when evaluating performance and allocating resources. The CODM uses net loss as the primary measure of performance and uses revenue as the primary measure for allocating resources.

During the fiscal year ended June 30, 2025, the Company reassessed its segment reporting conclusions in accordance with ASC Topic 280 due to changes in how the business is managed and how information is reviewed by the CODM.

Specifically, the Company’s operations have become more integrated, with centralized decision-making, shared resources, and aligned strategic objectives across the organization. As a result, the CODM no longer reviews discrete financial information for separate components of the business and instead evaluates performance and allocates resources based on consolidated financial information for the Company as a single segment.

Accordingly, the Company has determined that it operates as a single operating and reportable segment under ASC Topic 280. This conclusion reflects current-period facts and circumstances and differs from prior period assessments due to the evolution of the Company’s internal reporting structure and operational focus.

In prior periods, the Company had evaluated its operations as potentially comprising multiple segments based on earlier organizational structures and internal considerations and these segments were (i) trading and production of building materials and renewable commodities, (ii) holding of real property and (iii) licensor of proprietary pyrolysis technology. The CODM used sales and operating loss as the primary measure of segment profit or loss to assess performance and allocate resources.

Because the Company operates as a single segment and the CODM reviews consolidated financial information, the significant expense categories reviewed by the CODM are reflected in the consolidated statements of operations. The presentation of the comparative information has been revised for comparability with the current year presentation. The CODM reviews on a consolidated financial information basis the significant expense categories as disclosed below.

	Three months ended March 31,
	2026	2025
		(revised)
Revenue	$460,005	$697
Cost of revenue	296,093	155
Gross profit	163,912	542
Operating expenses:
Depreciation and amortization	84,649	82,686
Impairment on assets held for sales	-	5,867
Payroll expenses	307,604	363,401
Consultant fees	110,442	484,866
Research and development expense	62,500	72,090
Legal and professional fees	125,276	57,700
Other segment expenses	183,433	150,202
Loss from operations	(709,992)	(1,216,270)
Interest expense	-	(1,343)
Rental income	-	4,100
Unrealized foreign exchange gains	24,617	43,808
Gain on forgiveness of debts	162,266	-
Gain on disposal of property, plant and equipment	-	2,488
Interest income	9,666	21,533
Other income	374	(696)
Loss before income tax	(513,069)	(1,146,380)
Income tax	-	-
Net loss	$(513,069)	(1,146,380)

	Nine months ended March 31,
	2026	2025
		(revised)
Revenue	$466,953	$128,690
Cost of revenue	298,314	59,303
Gross profit	168,639	69,387
Operating expenses:
Depreciation and amortization	247,754	271,490
Impairment on property, plant and equipment	-	137,632
Impairment on assets held for sales	-	5,867
Payroll expenses	918,653	2,214,214
Consultant fees	745,911	1,047,909
Research and development expense	187,500	122,090
Legal and professional fees	409,125	171,667
Other segment expenses	493,502	550,637
Loss from operations	(2,833,806)	(4,452,119)
Interest expense	-	(102,703)
Rental income	-	38,200
Unrealized foreign exchange gains	276,351	320,488
Gain from insurance claim	-	481,513
Gain on forgiveness of debts	162,266	-
Gain on disposal of property, plant and equipment	-	163,644
Interest income	21,489	60,342
Other income	7,000	4,641
Loss before income tax	(2,366,700)	(3,485,994)
Income tax	-	-
Net loss	$(2,366,700)	(3,485,994)

Substantially all of the Company’s revenue is generated in the United States. Long-lived assets are located primarily in the United States and in its subsidiaries in Malaysia and the British Virgin Islands, with the Company’s key intellectual property held by its BVI subsidiary.

NOTE 5 – SHORT-TERM INVESTMENTS

●	Interest rates: 1.98% to 4.64% per annum as of June 30, 2025.

●	Maturities: 120 to 270 days as of June 30, 2025.

NOTE 6 – INVENTORIES

Inventories as of March 31, 2026, and June 30, 2025, consisted of the following:

	March 31, 2026	June 30, 2025

Manufactured bio produce	$81,178	$77,399
Trading goods	205,867	207,162
	$287,045	$284,561

Trading goods represent bio asphalt products purchased from an external supplier.

NOTE 7 – OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments as of March 31, 2026, and June 30, 2025, consist of the following:

	March 31, 2026	June 30, 2025

Deposits	$6,921	$6,781
Other receivables	37,482	41,976
	$44,403	$48,757
Less: impairment on other receivables	(34,728)	(33,110)
Other receivables and deposits, net	$9,675	$15,647
Prepayments	85,154	46,605
Prepaid share based compensation - nonemployees (current portion)	140,604	455,291
	$235,433	$517,543

Prepaid share based compensation - nonemployees (non-current portion)	$187,829	$126,047

The Company accounts for share-based compensation in accordance with ASC 718 based on the grant-date fair value of the awards. When awards are granted to nonemployees in advance of the related services, the Company records the fair value as prepaid share-based compensation and recognizes the expense over the service period. Share-based compensation for employees is recognized over the requisite service period without the recognition of a prepaid asset. The portion of prepaid share-based compensation to nonemployees expected to be recognized within twelve months is classified as a current asset, with the remainder classified as non-current. This classification reflects the expected timing of the underlying service periods as defined in the applicable agreements.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment as of March 31, 2026, and June 30, 2025, is as follows:

	March 31, 2026	June 30, 2025

Plant and machinery	$2,056,949	$1,843,774
Office equipment	6,239	6,161
Computers	15,837	14,233
Motor vehicles	4,730	4,240
Furniture and fittings	4,932	4,421
Renovation	4,943	4,431
	2,093,630	1,877,260
Less: accumulated depreciation	(689,257)	(480,820)
Foreign exchange adjustment	73,997	178,544
	$1,478,370	$1,574,984

●	Depreciation Expense:

○	Three months ended March 31, 2026 and 2025: $58,935 and $56,972, respectively.

○	Nine months ended March 31, 2026 and 2025: $170,611 and $194,347, respectively.

●	Impairment:

○	Three months ended March 31, 2026 and 2025: $0 and $137,632, respectively.

○	Nine months ended March 31, 2026 and 2025: $0 and 137,632, respectively.

NOTE 9 –INTANGIBLE ASSETS

	March 31, 2026	June 30, 2025

Catalytic Biofraction Process	$30,192,771	$30,192,771
License for the Catalytic Biofraction Process	3,472,840	3,311,000
	$33,665,611	$33,503,771

The intangible assets comprise (i) intellectual property in the form of proprietary trade secrets (“IP”) with a value of $30,192,771 known as “Catalytic Biofraction Process”, whereby, the Company’s subsidiary VRAP is the beneficial and/or registered proprietor pursuant to an Intellectual Property Transfer Agreement dated October 15, 2025 between BRL and VRAP and (ii) an exclusive license for the Catalytic Biofraction Process assigned to Verde Malaysia by VRAP for the operation of the IP in the state of Sabah, Malaysia of MYR 14,000,000 ($3,472,840).

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

As of June 30, 2025, the Company performed a qualitative assessment, during the fourth quarter of 2025, to determine whether it was more likely than not that the carrying amounts of its intangible assets were impaired. This assessment considered a number of qualitative factors, including but not limited to:

●	Macroeconomic conditions,

●	Industry and market trends,

●	Cost factors,

●	Overall financial performance of the asset,

●	Legal and regulatory environment, and

●	Relevant internal reporting and management’s plans.

Based on this qualitative assessment, management did not identify any events or changes in circumstances that would indicate that the carrying amounts of the Company’s intangible assets are not recoverable. The qualitative impairment assessment of the indefinite intangible assets conducted in June 2025 indicated that the fair value of such assets exceeded their carrying value and therefore were not at risk of impairment. Accordingly, no quantitative impairment test was deemed necessary, and no impairment losses were recognized for the year ended June 30, 2025. The management evaluated the situation for the nine months ended March 31, 2026, and determined that no significant changes had occurred. Accordingly, it is concluded that no impairment is required.

NOTE 10 – ASSETS HELD FOR SALE

At March 31, 2026, and June 30, 2025, assets held for sale are as follows:

	March 31, 2026	June 30, 2025

Motor vehicles	$9,866	$9,866
Less: impairment	(5,866)	(5,866)
	$4,000	$4,000

On June 27, 2024, the Company, through its wholly-owned subsidiary Verde Renewables, a company incorporated under the laws of the State of Missouri, entered into a Consignment Contract with ED’s Machinery LLC (“EDM”) to dispose plant and machinery and motor vehicles with a carrying amount of $606,043. The disposal was pending completion as at June 30, 2024, and thus the assets had been presented separately in the balance sheets as assets held for sale. The disposal of assets with carrying values totaling $596,176 was completed as of June 30, 2025. The remaining asset comprises a vehicle that will be sold for its parts, and accordingly, an impairment of $0 and $5,866 were recognized during the financial period/year ended March 31, 2026 and June 30, 2025.

NOTE 11 – DEPOSIT PAID

At March 31, 2026, and June 30, 2025, security deposit consists of the following:

	March 31, 2026	June 30, 2025
Security deposit
- Factory site	$80,000	$80,000

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

NOTE 12 – AMOUNTS DUE TO/FROM RELATED PARTIES (INCLUDING CHAIRMAN AND CHIEF EXECUTIVE OFFICER)

The following breakdown of the balances due to/from related parties and director, consisted of:

	March 31, 2026	June 30, 2025

Amount due to related parties
Borneo Oil Corporation Sdn (“BOC”) (#2)	$72,818	$72,869
Borneo Oil Berhad (“BOB”) (#1)	3,007	3,007
Taipan International Limited (#3)	119,153	119,153
Borneo Energy Sdn Bhd (#1)	16,298	16,356
Victoria Capital Sdn Bhd (#4)	6,202	5,913
Makin Teguh Sdn Bhd (#1)	-	19,379
J. Ambrose & Partners (#5)	64,981	75,904
SB Resorts Sdn Bhd (#2)	6,946	6,622
SB Supplies & Logistics Sdn Bhd (#1)	4,837	4,612
Borneo Eco Food Sdn. Bhd (#1)	1,215	1,159
	$295,457	$324,974

Amount due from a related party
Vetrolysis Limited (#6)	$-	$100

Amount due to director
Mr. Jack Wong (#7)	$3,033	$209,640

(#1)	BOB is the ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn. Bhd. and SB Supplies & Logistic Sdn. Bhd. and held 12.95% of the Company’s issued and outstanding common stock as of March 31, 2026. Makin Teguh Sdn Bhd is an associate of BOB. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand. On March 26, 2026, Makin Teguh Sdn Bhd entered into a debt release agreement with the Company, pursuant to which all outstanding obligations owed by the Company in the amount of $19,379 were fully extinguished.

(#2)	SB Resorts Sdn. Bhd. and BOC are wholly owned subsidiaries of BOB (holding 12.95% of the Company’s issued and outstanding common stock as of March 31, 2026). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(#3)	Taipan International Limited is one of the shareholders of the Company and held 7.74% of the Company’s issued and outstanding common stock as of March 31, 2026. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand.

(#4)	Victoria Capital Sdn. Bhd. is one of the shareholders of the Company and held 0.2% of the Company’s issued and outstanding common stock as of March 31, 2026. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand.

(#5)	J. Ambrose & Partners is controlled by J Ambrose who is one of the shareholders of the Company, and he held 1.535% of the Company’s issued and outstanding common stock as of March 31, 2026. Ambrose is also the managing director and a substantial shareholder of BOB. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand. On March 26, 2026, J. Ambrose & Partners entered into a debt release agreement with the Company, pursuant to which $11,219 owed by the Company was fully extinguished.

(#6)	Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited.

(#7)	This amount represent expenses incurred and paid by Jack Wong on behalf of the Company. The balance as of June 30, 2025 represented the remaining balance of the special bonus of $1.25 million to the Company’s Chairman and Chief Executive Officer Jack Wong, approved by the Board of the Company on December 9, 2024. On December 10, 2024, Mr. Wong entered into a Sale and Purchase Agreement to purchase the property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 owned by Verde Renewables, for a current market value of $857,500. The Board also approved the option for this amount to be repaid through monthly installments deducted from the bonus over 26 pay cycles starting from January 2025. This transaction was structured as a sale and purchase agreement between the Company and Mr. Wong, with no cash exchange involved. The remaining balance of the bonus was allocated to cover any taxes associated with the bonus on behalf of Mr. Wong and was fully settled as of March 31, 2026.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	March 31, 2026	June 30, 2025

Assets
Right-of-use asset (1)	$720,000	$720,000
Right-of-use asset (2)	162,335	162,092
Total RoU assets	882,335	882,092
Less: Accumulated amortization	(475,266)	(363,717)
	$407,069	$518,375

Liabilities
Current:
Operating lease liabilities	$40,877	$38,311

Non-current:
Operating lease liabilities	60,658	91,639

Total lease liabilities	$101,535	$129,950

●	Leases:

○	Right-of-use assets and lease liabilities:

■	As of March 31, 2026: $407,069 and $101,535, respectively.

■	As of June 30, 2025: $518,375 and $129,950, respectively.

○	Amortization of right-of-use assets:

■	Three months ended March 31, 2026 and 2025: $37,193 and $34,962, respectively.

■	Nine months ended March 31, 2026 and 2025: $111,549 and $98,270, respectively.

●	Lease Arrangements:

○	(1) The lease of the Segama factory has total contractual lease payments of $720,000 over a seven-year term, commencing March 2, 2022. There are no corresponding lease liabilities recorded, as the lease payments for the entire lease period have been paid upfront upon inception of the agreement.

○	(2) The Company, through its wholly owned subsidiary VRI, has entered into various motor vehicle lease arrangements with terms ranging from three to four years, expiring at various dates through 2029. Certain lease arrangements include purchase options at agreed-upon prices as specified in the respective agreements. The Company’s lease agreements do not contain any material restrictive covenants.

The table below presents the information related to weighted average discount rate and the remaining lease term (years) of the operating leases.

	March 31, 2026	June 30, 2025
Operating leases
Weighted average discount rate	9.08%	9.00%
Weighted average remaining lease term (years)	2.35	3.10

Accretion of Lease Liability:

●	Three and nine months ended March 31, 2026: $2,424 and $7,904, respectively.

●	Three and nine months ended March 31, 2025: $3,845 and $6,086, respectively.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the periods.

	Nine months ended March 31,
	2026	2025

Finance lease cost:
Interest on lease liabilities (per ASC 842)	$-	$5,368

Operating lease cost:
Operating lease expense (per ASC 842)	119,453	104,356

Total lease expense	$119,453	$109,724

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

Future Contractual Lease Payments as of March 31, 2026

The below table summarizes (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years and thereafter ending March 31:

Years ending March 31,	Operating lease amount
2026	$48,442
2027	43,072
2028	22,487

Total minimum lease liabilities payment	114,001
Less: imputed interest	(12,466)
Present value of lease liabilities	$101,535

Representing:
Current liabilities	$40,877
Non-current liabilities	60,658
Present value of lease liabilities	$101,535

NOTE 14 – WARRANTS

On October 31, 2025, the Company entered into a securities purchase agreement (the “Ergon Purchase Agreement”) with Ergon, pursuant to which Ergon purchased a total of 24,943,876 shares (the “Ergon Shares”) of the Company’s common stock and a warrant (the “Warrant”) to purchase 24,943,876 shares of common stock (the “Warrant Shares”), at a combined purchase price of $0.08018 per share (the “Offering Price”), which represents a five percent (5%) discount to the volume-weighted average price of the Company’s common stock for the thirty (30) trading days immediately preceding the closing of the offering of the Ergon Shares and Warrant by the Company to Ergon (the “Offering”). No warrants have been exercised from the date of issuance through March 31, 2026.

The unregistered Warrant is exercisable beginning on October 31, 2025 and expires on October 31, 2030, and was issued in certificated form. The exercise price of $0.08018 per share and number of Warrant Shares issuable upon exercise are subject to customary adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock, but are not subject to price-based anti-dilution protection.

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

The Company evaluated the Warrant in accordance with ASC 815-40 and determined that they are indexed to the Company’s own stock and meet the criteria for equity classification. Accordingly, the Warrant was recorded in additional paid-in capital at their issuance-date fair value and are not subsequently remeasured.

The Warrant was issued in connection with common stock and the proceeds were allocated between the warrant and the related financial instrument based on their relative fair values within additional paid-in capital.

NOTE 15 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 shares of common stock and 50,000,000 shares of preferred stock, both with a par value of 0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no shares of preferred stock outstanding as of March 31, 2026, and June 30, 2025.

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

The Warrant was evaluated in accordance with applicable accounting guidance and was determined to be equity classified. Accordingly, the fair value of the Warrant was recorded in APIC.

Common stock outstanding

As of June 30, 2025, the Company had received proceeds and entered into binding subscription agreements for 7,744,445 shares, that were issued shortly after year-end due to administrative timing. The Company had no remaining substantive performance obligations, and the investors were irrevocably committed to the transactions as of the balance sheet date, with no conditions precedent remaining. These 7,744,445 shares as of June 30, 2025 were subsequently issued in July 2025.

Share based awards represent unregistered securities and are subject to resale restrictions under Rule 144 of the Securities Act of 1933, as amended.

Stock cancellations and re-issuances

●	On September 8, 2023, the Company, through VRI, entered into a Service and Stock Cancellation Agreement with EMGTA LLC to cancel the Service Agreement dated December 1, 2022, including the cancellation of 375,000 shares of common stock that were issued at $0.20 per share on December 31, 2022 totaling $75,000 as consideration for certain services. As of the date of this Quarterly Report, the cancellation is still in process.

Stock issued and stock cancelled to shareholders

●	On July 24, 2024, the Company issued 3,194,443 shares of common stock for $287,500 at $0.09 per share to four U.S. shareholders and 6,005,000 shares of common stock for $600,500 at $0.10 per share to twenty U.S. shareholders and one non-U.S. shareholder.

●	On August 9, 2024, the Company issued 888,888 shares of common stock for $80,000 at $0.09 per share to one U.S. shareholder and 11,840,000 shares of common stock for $1,184,000 at $0.10 per share to twenty-three U.S. shareholders and one non-U.S. shareholder.

●	On August 26, 2024, the Company issued 722,221 shares of common stock for $65,000 at $0.09 per share to three U.S. shareholders, 3,990,000 shares of common stock for $399,000 at $0.10 per share to six U.S. shareholders and two non U.S. shareholders.

●	On September 16, 2024, the Company issued 222,222 shares of common stock for $20,000 at $0.09 per share to one U.S. shareholder and 350,000 shares of common stock for $35,000 at $0.10 per share to two U.S. shareholders.

●	On October 16, 2024, the Company issued 800,000 shares of common stock for $80,000 at $0.10 per share to three U.S. shareholders.

●	On November 27, 2024, the Company cancelled 450,000 shares of common stock that were previously issued to two U.S. shareholders.

●	On January 2, 2025, the Company issued a total of 3,277,775 shares of common stock, comprising 2,500,000 shares of common stock for $250,000 at $0.10 per share to seven U.S. shareholders and 777,775 shares of common stock for $70,000 at $0.09 per share to six U.S. shareholders.

●	On January 6, 2025, the Company cancelled 200,000 shares of common stock that were previously issued to two U.S. shareholders.

●	On February 18, 2025, the Company issued a total of 3,905,555 shares of common stock, comprising 3,000,000 shares of common stock for $300,000 at $0.10 per share to one non-U.S. shareholder, 850,000 shares of common stock for $85,000 at $0.10 per share to seven U.S. shareholders and 55,555 shares of common stock for $5,000 at $0.09 per share to one U.S. shareholder.

●	On April 22, 2025, the Company cancelled 150,000 shares of common stock that were previously issued to one U.S. shareholder.

●	On May 20, 2025, the Company issued 249,999 shares of common stock for $24,999.90 at $0.10 per share to one U.S. shareholder and one non-U.S. shareholder.

●	On July 1, 2025, the Company issued a total of 7,744,445 shares of common stock which were committed to be issued as of June 30, 2025, comprising 4,444,445 shares of common stock for $400,000 at $0.09 per share to one non-U.S. shareholder and 3,300,000 shares of common stock for $264,000 at $0.08 per share to one non-U.S. shareholder and seven U.S. shareholders.

●	On July 28, 2025, the Company issued a total of 187,500 shares of common stock for $15,000 at $0.08 per share to one U.S. shareholder.

●	On September 12, 2025, the Company issued a total of 5,412,500 shares of common stock for $433,000 at a price of $0.08 per share to three non-U.S. shareholders.

Stock issued to nonemployees and employees

●	On July 31, 2024, the Company issued 1,000,000 shares of the Company’s common stock to each of Dr. Nam Tran and Dr. Raymond Powell. See Note 21 Shares Issued to Nonemployees and Employees, National Implementation Expert Agreements.

●	On August 8, 2024, the Company issued 700,000 shares of the Company’s common stock to Dale Ludwig. See Note 21 Shares Issued to Nonemployees and Employees, Ludwig Agreement.

●	On August 30, 2024, the Company issued 1,350,000 shares of the Company’s common stock to Jeremy P. Concanon. See Note 21 Shares Issued to Nonemployees and Employees, Jeremy P. Concannon – Chief Growth Officer

●	On August 30, 2024, the Company issued 670,000 shares of the Company’s common stock to Eric Bava. See Note 21 Shares Issued to Nonemployees and Employees, Eric Bava-Chief Operating Officer.

●	On January 2, 2025, the Company issued 4,656,550 shares of the Company’s common stock to Aegis Ventures Limited. See Note 21 Shares Issued to Nonemployees and Employees, AUM Capital Markets Advisory Agreement.

●	On January 3, 2025, the Company issued 50,000 shares of the Company’s common stock to Hannah Bruehl. See Note 21 Shares Issued to Nonemployees and Employees, Hannah Bruehl-Chief of Staff.

●	On June 1, 2025, the Company issued 1,500,000 shares of the Company’s common stock to Sundeo Pty Ltd, an affiliate designated by C-Twelve. See Note 21 Shares Issued to Nonemployees and Employees, C-Twelve Joint Development and License Agreement.

●	On June 1, 2025, the Company issued 350,000 shares of the Company’s common stock to Karl Strahl. See Note 21 Shares Issued to Nonemployees and Employees, Karl Strahl – Director.

●	On July 1, 2025, the Company issued 1,000,000 shares of the Company’s common stock to Dr. Raymond Powell. See Note 21 Shares Issued to Nonemployees and Employees, National Implementation Expert Agreements.

●	On January 5, 2026, the Company issued 1,727,115 shares of the Company’s common stock to Dr. Nam Tran. See Note 21 Shares Issued to Nonemployees and Employees, National Implementation Expert Agreements.

●	On January 5, 2026, the Company issued 1,727,115 shares of the Company’s common stock to Dale Ludwig. See Note 21 Shares Issued to Nonemployees and Employees, Ludwig Agreement.

●	On January 5, 2026, the Company issued 1,036,269 shares of the Company’s common stock to Eric Bava. See Note 21 Shares Issued to Nonemployees and Employees, Eric Bava-Chief Operating Officer.

●	On January 5, 2026, the Company issued 86,355 shares of the Company’s common stock to Hannah Bruehl. See Note 21 Shares Issued to Nonemployees and Employees, Hannah Bruehl-Chief of Staff.

●	On February 19, 2026, the Company issued 3,975,155 shares of the Company’s common stock to Technologies Apex, LLC. See Note 21 Shares Issued to Nonemployees and Employees, Apex Agreement.

●	On February 19, 2026, the Company issued 165,631 shares of the Company’s common stock to Christopher David Poorman. See Note 21 Shares Issued to Nonemployees and Employees, Poorman Agreement.

Debt settled in shares

●	On August 16, 2024, the Company issued 9,655,542 shares of the Company’s common stock at the price of $0.07 per share to Borneo Oil Berhad in relation to the Settlement of Debts Agreement (the “SDA Agreement”) and a two-year term period promissory note entered into with its former indirect wholly-owned subsidiary Champmark Sdn Bhd (“CSB”) and CSB’s creditor Borneo Oil Corporation Sdn Bhd (the “Creditor”) to settle in full a total of $675,888 of CSB’s account payable. On March 13, 2023, the Company and CSB entered into an SDA Agreement and a two-year term period promissory note with the Creditor to settle in full a total of $675,888 of CSB’s account payable to the Creditor either in cash or by the issuance of new shares of the Company’s common stock at a price of $0.07 per share. As set out in the SDA Agreement, the new shares for settlement of the account payable to the Creditor shall be issued to the Creditor or its nominee. On August 16, 2024, the Company entered into a Supplementary Agreement to the SDA Agreement and promissory note with the Creditor to convert the total amount of $675,888 into 9,655,542 shares of the Company’s common stock.

Not considering the commitment to cancel shares as above, there were 1,302,942,407 shares of common stock issued and outstanding at March 31, 2026 and 1,262,680,891 shares of common stock issued and outstanding at June 30, 2025 (including 7,744,445 shares which were issued for private placement subsequent to financial year end).

Apart from the common stock, which was issued as disclosed in Note 21, the Company has no stock option plan, warrants, or other dilutive securities as at March 31, 2026. As of March 31, 2026, the Company had committed to issue common stock with an aggregate value of $264,750 to nonemployees. In addition, the Company had committed to issue 1,350,000 shares of common stock for each of the second and third tranches to an employee, as disclosed in Note 22 (b).

NOTE 16 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the respective years:

	Three Months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
		(revised)
Net loss	$(513,069)	$(1,146,380)	$(2,366,700)	$(3,485,994)
Less: Net loss attributable to non-controlling interest	9	9	2,709	36
Net loss attributable to Verde Resources, Inc. shareholders	$(513,060)	$(1,146,371)	$(2,363,991)	$(3,485,958)

Weighted average common stock outstanding, basic and diluted (revised)	1,300,484,563	1,250,825,325	1,283,714,014	1,238,271,472

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

For the three and nine months ended March 31, 2026, diluted weighted-average shares of common stock outstanding is equal to basic weighted-average shares of common stock, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

The Company has evaluated its share-based awards and confirmed that all shares are fully vested and nonforfeitable during the period and are included in the weighted-average shares of common stock outstanding.

NOTE 17 - INCOME TAX

For the nine months ended March 31, 2026 and 2025, the local (US) and foreign components of loss before income taxes consisted of the following:

	Nine months ended March 31,
	2026	2025
Tax jurisdiction from:
- Local (US regime)	$(2,384,348)	$(3,424,317)
- Foreign, including
British Virgin Islands	204,556	237,051
Malaysia	(207,511)	(296,259)
Labuan, Malaysia	20,603	(2,469)

Loss before income taxes	$(2,366,700)	$(3,485,994)

The provision for income taxes consisted of the following:

Nine months ended March 31,
	2026	2025
Current tax:
- Local	$-	$-
- Foreign	-	-

Deferred tax
- Local	-	-
- Foreign	-	-

Income tax expense (benefit)	$-	$-

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

The Company has provided for a full valuation allowance against the deferred tax assets of $2,403,068 on the expected future tax benefits from the net operating loss (“NOL”) carry forwards of $11,443,181 as the management believes it is more likely than not that these assets will not be realized in the future.

Net Operating Losses (NOLs) generated prior to January 1, 2018, are able to be carried forward up to twenty subsequent years. Any NOLs created for tax years subsequent to that may be carried forward indefinitely. However, any NOLs arising from tax years ending after December 31, 2020, can only be used to offset up to 80% of taxable income.

For the nine months ended March 31, 2026 and 2025, there was no operating income under the U.S. tax regime.

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

The operation in Malaysia incurred $1,079,271 of cumulative net operating losses as of March 31, 2026, which can be carried forward to offset future taxable income. The net operating losses are allowed to be carried forward up to a maximum of ten (10) years of assessments under the current tax legislation in Malaysia. The Company has provided for a full valuation allowance against the deferred tax assets of $259,025 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Nine months ended March 31,
	2026	2025

Loss before income taxes	$(207,511)	$(296,259)
Statutory income tax rate	24%	24%
Income tax expense at statutory rate	(49,803)	(71,102)
Non-deductible items	40,749	42,987
Tax losses unable to be carried forward	(4,945)	593
Valuation allowance	13,999	27,522
Income tax expense	$-	$-

Singapore

The Company operates in Singapore through its wholly owned subsidiary, Verde Resources Asia Pacific Pte. Ltd. Income earned by the Singapore subsidiary is subject to the statutory corporate income tax rate of 17%.

The following table sets forth the significant components of the deferred tax assets of the Company:

	March 31, 2026	June 30, 2025

Deferred tax assets:
Net operating loss carryforwards, from
US tax regime	$2,403,068	$2,090,051
Malaysia tax regime	259,025	249,972
Less: valuation allowance	(2,662,093)	(2,340,023)
Deferred tax assets, net	$-	$-

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

NOTE 18 - RELATED PARTY TRANSACTIONS

	Nine months ended
	March 31,
	2026	2025
Related party transactions:
Rental income:
Mr. Jack Wong (1)	$-	$30,000
SB Resorts Sdn Bhd (2)	$-	$2,724
Interest expense paid to:
BOC (2)	$-	$1,738
Sale of property:
Mr. Jack Wong (1)	$-	$857,500
Creative and technical services fee paid to:
Mr. Teo Zye Keun (3)	$34,458	$-
Forgiveness of debts by:
Makin Teguh Sdn Bhd (2)	$19,379	$-
J. Ambrose & Partners (2)	$11,219	$-

Related party balances are disclosed in Note 12.

(1)	Related Party Transaction – Property Sale:

●	Jack Wong serves as Chief Executive Officer and Chairman of the Company and was elected to the Board of Directors effective March 30, 2024.

●	The Company completed the sale of property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005, owned by VRI, for a current market value of $857,500 on December 19, 2024.

●	A gain on disposal of $161,156 was recognized for the nine months ended March 31, 2025.

(2)	Related Party Ownership:

●	SB Resorts Sdn Bhd and BOC are wholly owned subsidiaries of BOB.

●	Makin Teguh Sdn Bhd is an associate of BOB

●	BOB held approximately 12.95% of the Company’s issued and outstanding common stock as of March 31, 2026.

●	J. Ambrose & Partners is controlled by J Ambrose who is one of the shareholders of the Company, and he held 1.535% of the Company’s issued and outstanding common stock as of March 31, 2026. Ambrose is also the managing director and a substantial shareholder of BOB.

(3)	Related Party – Director Relationship:

●	Teo Zye Keun is a Director of The Wision Project Sdn Bhd, a subsidiary of the Company.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented

NOTE 19 - CONCENTRATIONS OF RISK

The Company is subject to concentrations of credit risk primarily from customers and vendors. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

Major Customers

For the nine months ended March 31, 2026 and 2025, there was one single customer in each period whose revenue exceeded 10% of the revenue.

	Revenue
	March 31, 2026		March 31, 2025
	USD	%	USD	%

Customer A	$-	$-%	125,120	$97%
Customer B	$460,000	99%	-	-%

Accounts Receivable Concentration

Accounts receivable concentrations from customers representing more than 10% of total accounts receivable were as follows:

	Account Receivable
	March 31, 2026	June 30, 2025

Customer A	$-	$187,314
Customer B	$460,000	$-

Major Vendors

The Company relies on a limited number of vendors for certain materials and services used in its operations.

For the nine months ended March 31, 2026 and 2025, the Company had one vendor in each period, whose purchases accounted for more than 10% of total direct costs included in cost of revenue.

	Direct Costs
	March 31, 2026		March 31, 2025
	USD	%	USD	%

Vendor A	$-	$-%	$8,800	18%
Vendor B	296,000	99%	-	-%

Accounts Payable Concentration

Accounts payable concentrations from vendors representing more than 10% of total accounts payable were as follows:

	Account Payable
	March 31, 2026	June 30, 2025

Vendor A	$4,400	$8,800

Revenue by Geographic Location

The revenues below are based on the countries in which the customer is located. Summarized financial information concerning the geographic segments is shown in the following tables:

	Three Months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025

Malaysia	$5	$697	$292	$3,570
United States of America	460,000	-	466,661	125,120
	$460,005	$697	$466,953	$128,690

Geopolitical and Political Risk

The Company’s operations are primarily conducted in the United States and Malaysia, with intended expansion into Mexico and Canada. Accordingly, the political, economic, and legal environments in the United States, Mexico, Canada, and Malaysia, as well as general economic conditions in these regions, may influence the Company’s business, financial condition, and results of operations.

In addition, ongoing geopolitical developments, including the armed conflict involving Iran and military actions in the Middle East, the conflict between Russia and Ukraine, and broader global trade uncertainties, have increased volatility in global economic conditions. The Middle East conflict has involved direct military strikes, retaliatory actions, and disruptions to key global trade routes and energy infrastructure, contributing to fluctuations in energy prices, inflationary pressures, and supply chain disruptions.

The extent and duration of these geopolitical and economic uncertainties remain unpredictable, and any resulting adverse developments could have a material impact on the Company’s business, financial condition, and results of operations.

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

NOTE 20 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-time employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wage level. During the nine months ended March 31, 2026, and 2025, $3,061 and $4,322 contributions were made accordingly.

NOTE 21 - SHARES ISSUED TO NONEMPLOYEE, EMPLOYEE AND DIRECTOR

The Company enters into consulting, employment, and advisory agreements pursuant to which compensation may be paid, in whole or in part, through the issuance of shares of the Company’s common stock.

Share-based awards issued under these arrangements are generally structured as separate equity awards with distinct grant dates corresponding to final board approval. Shares are issued as fully vested and nonforfeitable upon grant; however, such awards are often granted in advance of the performance of the related services.

For certain arrangements, shares are awarded based on tranches covering varying service periods within the entire service agreement. Each tranche represents a separate share-based award with a distinct grant date. Shares issued under each tranche are fully vested and nonforfeitable upon grant; however, the awards are granted in advance of the related service periods. As such, if the requisite services are not completed, the Company may cancel the related shares and reverse any previously recognized share-based compensation expense associated with unperformed services.

Accordingly, although the shares are legally issued and fully vested upon grant, the Company recognizes the related share-based compensation expense over the requisite service period in accordance with ASC 718, as the services are performed.

These awards are evaluated based on their substantive terms and conditions to determine the appropriate accounting treatment under ASC 718.

Consulting and Advisory Agreements

Looi Pei See Agreement

On December 15, 2022, the Company entered into a services agreement with Looi Pei See (the “Looi Pei See Agreement”) to support the development of retail markets in Malaysia and Singapore.

Under the Looi Pei See Agreement, the Company issued 1,140,000 shares of the Company’s common stock on December 31, 2022. The shares had a grant-date fair value of $228,000, based on a closing stock price of $0.20 per share on December 31, 2022 (date of final board approval and grant date).

The shares were issued in advance of the service period from December 15, 2022 through December 14, 2025. Accordingly, the Company recognizes the related compensation expense over the three-year service period.

During the nine months ended March 31, 2026, the Company recognized $34,741 of consulting expense related to the Looi Pei See Agreement, which is included in selling, general and administrative expenses.

Fosnacht Agreement

On October 23, 2023, the Company, through VRI, entered into a services agreement (the “Fosnacht Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Fosnacht Agreement.

Under the Fosnacht Agreement, the Company issued 1,000,000 shares of the Company’s common stock, on January 31, 2024. The shares had a grant-date fair value of $134,000, based on a closing stock price of $0.134 per share on January 31, 2024 (date of final board approval and grant date). The term of the Fosnacht Agreement expired on December 31, 2025.

The shares were issued in advance of the service period through December 31, 2025, and compensation expense is recognized over the service period.

During the nine months ended March 31, 2026, the Company recognized $30,782 of consulting expense related to the Fosnacht Agreement.

National Implementation Expert Agreements

On April 20, 2024 and as amended on June 29, 2024, the Company entered into two services agreements (the “NIE Agreements”) with Dr. Nam Tran and Dr. Raymond Powell to serve as National Implementation Experts for VRI, to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the NIE Agreements.

Under the NIE Agreements, each consultant is entitled to receive 3,000,000 shares of common stock, to be granted in three separate tranches of 1,000,000 shares each corresponding to successive twelve-month service periods beginning May 1, 2024. The term of the NIE Agreements will remain effective until April 30, 2027, and both parties may renew their respective agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated.

The first tranche of 1,000,000 shares for each consultant was approved and issued on July 31, 2024 and had a grant-date fair value of $360,000 per consultant, based on a stock price of $0.36 per share on July 31, 2024 (date of final board approval and grant date).

As the second tranche of 1,000,000 shares to Dr. Raymond Powell were only approved and issued on July 1, 2025 (date of final board approval and grant date), the compensation expense for the service period for the two months ended June 30, 2025 was accrued for based on management’s best estimate of the fair value of the stock determined as the stock price as of grant date of $0.095 per share, for a total fair value of $95,000.

The Company agreed that as part of the compensation package in the addendum to the NIE Agreement with Nam Tran, dated December 27, 2025 the share issuance shall be based on a fixed dollar amount of $100,000 as set forth in the NIE Agreement, with the number of shares calculated based on the applicable share price at the time of issuance.

On January 5, 2026, the Company issued 1,727,115 shares of the Company’s common stock to Dr. Nam Tran, for the service period from May 1, 2025, and April 30, 2026, based on a stock price of $0.0579 per share on January 5, 2026 (date of final board approval and grant date).

During the nine months ended March 31, 2026, the Company recognized $146,384 of consulting expenses related to the NIE Agreements, which is included in selling, general and administrative expenses.

Ludwig Agreement

On June 1, 2024 and as amended June 29, 2024, the Company entered into a multi-year services agreement with Dale Ludwig (the “Ludwig Agreement”) to serve as a strategic advisor to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with MAPA members, collaborate with Missouri contractors to encourage the use of the Company’s technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development.

The Ludwig Agreement provides for the issuance of 2,000,000 shares of common stock in three tranches (700,000, 700,000, and 600,000 shares), each representing separate awards corresponding to successive service periods, which begins 11 months from June 1, 2024 and 12 months from May 1, 2025, and May 1, 2026, respectively.

The first tranche of 700,000 shares was approved and issued on August 8, 2024 and had a grant-date fair value of $210,000, based on a stock price of $0.30 per share on August 8, 2024 (date of final board approval and grant date).

The Company agreed that as part of the compensation package in the addendum to the Ludwig Agreement, dated December 27, 2025, the share issuance shall be based on a fixed dollar amount of $60,000 as set forth in the Ludwig Agreement, with the number of shares calculated based on the applicable share price at the time of issuance.

On January 5, 2026, the Company issued 1,727,115 shares of the Company’s common stock to Dale Ludwig for the service period from May 1, 2025 to May 1, 2026, based on a stock price of $0.0579 per share on January 5, 2026 (date of final board approval and grant date).

During the nine months ended March 31, 2026, the Company recognized $80,082 of consulting expense related to the Ludwig Agreement, which is included in selling, general and administrative expenses.

AUM Capital Markets Advisory Agreement

On November 29, 2024, the Company, through VRI entered into a consulting services agreement (the “AUM Agreement”) to engage AUM Media Inc (“AUM”), a Delaware corporation, to provide capital markets advisory, investor relations, and media relations services in connection with the Company’s planned equity financing and anticipated Nasdaq uplisting.

The AUM Agreement provides for:

●	a monthly cash fee of $6,000, and

●	the issuance of 9,313,100 shares (0.75% of the Company’s outstanding shares as of November 29, 2024).

The shares are issuable in two tranches:

●	4,656,550 shares upon execution of the agreement, and

●	4,656,550 shares upon Nasdaq listing.

On January 2, 2025, the Company issued the first tranche of 4,656,550 shares to Aegis Ventures Limited, as designated by AUM.

The 4,656,550 shares had a grant-date fair value of $745,048, based on a grant date of November 29, 2024 and closing stock price of $0.16 per share. The shares were issued in advance of the service period from January 1, 2025 through December 31, 2025, and compensation expense is recognized over the service period.

During the nine months ended March 31, 2026, the Company recognized $375,586 of consulting expense related to the AUM Agreement and is recorded to selling, general and administrative expenses.

Poorman Agreement

On January 2, 2026, the Company, through VRI, entered into a services agreement (the “Poorman Agreement”) with Christopher David Poorman to engage him as Logistic & Deployment Consultant to the Company and its affiliates, including operational strategy, scaling, process development, and safety, compliance, and risk management.

Under the Poorman Agreement, the Company issued 165,631 shares of the Company’s common stock on February 19, 2026. The shares had a grant-date fair value of $8,000, based on a closing stock price of $0.0483 per share on February 19, 2026 (date of final board approval and grant date).

The shares were issued in advance of the service period from January 2, 2026 through December 31, 2026. Accordingly, the Company recognizes the related compensation expense over the service period.

During the nine months ended March 31, 2026, the Company recognized $1,956 of consulting expense related to the Poorman Agreement, which is included in selling, general and administrative expenses.

Apex Agreement

On January 2, 2026, the Company, through VRI, entered into a services agreement (the “Apex Agreement”) with Technologies Apex, LLC for business development and packaging strategy advisory services, including packaging optimization and design, marketing and branding, sales enablement, and related strategic support.

Under the Apex Agreement, the Company issued 3,975,155 shares of the Company’s common stock on February 19, 2026. The shares had a grant-date fair value of $192,000, based on a closing stock price of $0.0483 per share on February 19, 2026 (date of final board approval and grant date).

The shares were issued in advance of the service period from January 2, 2026 through January 1, 2027. Accordingly, the Company recognizes the related compensation expense over the two-year service period.

During the nine months ended March 31, 2026, the Company recognized $23,440 of consulting expense related to the Apex Agreement, which is included in selling, general and administrative expenses.

Michelle Yanez – Senior Advisor Capital Markets, Finance & SEC Compliance

On March 1, 2026, the Company, through VRI, entered into a services agreement (the “Yanez Agreement”) with Michelle Yanez to serve as a senior advisor to the Company on capital markets, finance, and SEC compliance matters, including advisory support in connection with a potential Nasdaq uplisting and related exchange requirements, monitoring of Nasdaq compliance and SEC reporting obligations, assistance with financial systems and internal controls, coordination with external auditors, and investor readiness support.

The Company agreed that 50% of the monthly salary will be paid in cash, with the remaining 50% to be settled in shares of the Company’s common stock. The equity portion is based on a fixed monthly value of $4,750, with the number of shares issued calculated based on the Company’s share price at the time of issuance, in accordance with the Yanez Agreement. The Yanez Agreement became effective on March 1, 2026 and continues on an ongoing basis.

During the nine months ended March 31, 2026, the Company recognized $9,500 of expense related to the Yanez Agreement, within selling, general and administrative expenses, including $4,750 of stock-based compensation expense associated with the equity-settled portion of the arrangement and $4,750 associated with the cash-settled portion of the consulting fees. As of the date of this Quarterly Report, the shares have not been issued yet.

Employee and Director Share Compensation

Eric Bava – Chief Operating Officer

On October 1, 2023, the Company entered into an employment agreement with Eric Bava, (the “Bava Employment Agreement”, as amended) with the Company’s Chief Operating Officer. The Company agreed to issue 670,000 of the Company’s common stock annually to Eric Bava, upon completion of each full year of service under the Bava Employment Agreement, as amended. The term of the Bava Employment Agreement will remain effective until September 30, 2027.

On August 30, 2024, the Company approved and issued 670,000 shares with a grant-date fair value of $181,235, based on a closing stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date). These shares were related to the service period from October 1, 2023 through September 30, 2024.

Pursuant to the addendum to the Bava Employment Agreement dated August 29, 2025, the grant-date fair value of the share-based compensation for the second year of service was established at $60,000. Prior to the establishment of the grant date, compensation expense was accrued based on management’s estimate of fair value in accordance with ASC 718-10-30-6. Accordingly, $44,877 was recognized over the requisite service period from October 1, 2024 through June 30, 2025.

On January 5, 2026, the Company issued 1,036,269 shares of the Company’s common stock to Eric Bava, for the service period from October 1, 2024 to September 30, 2025, based a stock price of $0.0579 per share on January 5, 2026 date of final board approval and grant date).

During the nine months ended March 31, 2026, the Company recognized $45,041 of compensation expense related to the Bava Employment Agreement, which includes accruals based on best estimate, and is recorded to selling, general and administrative expenses.

Jeremy P. Concannon – Chief Growth Officer

On July 31, 2024, VRI entered into a service agreement with Jeremy P. Concannon, the Company’s Chief Growth Officer of the Company, effective from August 1, 2024 (the “Concannon Services Agreement”).

Pursuant to the Concannon Services Agreement, as amended on September 27, 2024, the Company agreed to issue a total of 4,050,000 shares of the Company’s common stock to Jeremy P. Concannon over three tranches of 1,350,000 shares, with each tranche of shares to be issued as compensation for each service period beginning 12 months from August 1, 2024, and 2025, and for 14 months from August 1, 2026, to September 30, 2027, respectively. The term of the Concannon Service Agreement will remain effective until September 30, 2027, and both parties may renew the agreement, or enter into a new agreement as may be mutually agreed on terms to be separately negotiated.

The first tranche of 1,350,000 shares was approved and issued on August 30, 2024, with a grant-date fair value of $365,175, based on a closing stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date).

During the nine months ended March 31, 2026, the Company recognized $79,368 of compensation expense related to the Concannon Services Agreement, which is recorded to selling, general and administrative expenses. The second tranche of 1,350,000 shares of common stock due to be issued to Mr. Concannon on August 31, 2025, has not been issued as of the date of this Quarterly Report.

Hannah Bruehl – Chief of Staff

The Company agreed to issue 50,000 shares of common stock to Hannah Bruehl, Chief of Staff of the Company for the service period from September 3, 2024 to September 2, 2025, as part of the compensation package in the employment agreement signed on September 3, 2024 (the “Bruehl Agreement”).

The shares were approved and issued on January 3, 2025, and had a grant-date fair value of $9,280, based on a closing stock price of $0.1856 per share on January 3, 2025 (date of final board approval and grant date).

The Company agreed that as part of the compensation package in the addendum to the Bruehl Agreement, dated December 27, 2025, the share issuance shall be based on a fixed dollar amount of $5,000 as set forth in the Bruehl Agreement, with the number of shares calculated based on the applicable share price at the time of issuance.

On January 5, 2026, the Company issued 86,355 shares of the Company’s common stock to Hannah Bruehl for the service period from September 3, 2025 to September 2, 2026, based on a stock price of $0.0579 per share on January 5, 2026 (based on date of final board approval and grant date).

During the nine months ended March 31, 2026, the Company recognized $4,504 of compensation expense related to this award, which is recorded to selling, general and administrative expenses.

Karl Strahl – Director

On June 1, 2025, the Company approved and issued 350,000 shares of common stock to Karl Strahl pursuant to a director appointment agreement, dated May 1, 2025, by and between the Company and Karl Strahl, covering the service period May 1, 2025 through April 30, 2026.

The shares had a grant-date fair value of $33,110, based on a stock price of $0.0946 per share on January 3, 2025 (date of final board approval and grant date).

During the nine months ended March 31, 2026, the Company recognized $24,855 of director compensation expense related to this award, which is recorded as selling, general and administrative expenses.

License Agreement

C-Twelve Joint Development and License Agreement

On October 18, 2024, the Company entered into a binding term sheet with C-Twelve (the “C-Twelve Term Sheet”), pursuant to which C-Twelve agreed to grant the Company: (i) an exclusive license to utilize its proprietary binder and biochar asphalt mixed designs for the production and commercialization of asphalt surfacing-related products within the United States; and (ii) a first right of refusal to extend the exclusive licensing of the Licensed Technology (as defined in the C-Twelve Term Sheet) to other countries and territories, subject to terms and conditions to be mutually agreed.

The C-Twelve Term Sheet, originally set to expire on February 28, 2025, was subsequently extended to May 31, 2025. On May 19, 2025, the Company and C-Twelve entered into the C-Twelve Agreement, which formalized the licensing and collaboration terms contemplated by the C-Twelve Term Sheet.

In consideration for the rights granted under the C-Twelve Agreement, the Company agreed to issue 1,500,000 shares of the Company’s common stock to C-Twelve within thirty (30) business days following the effective date of the C-Twelve Agreement. On June 1, 2025, the Company approved and issued 1,500,000 shares to Sundeo Pty Ltd, an affiliate designated by C-Twelve.

The shares had a grant-date fair value of $141,900, calculated based on the Company’s closing stock price of $0.0946 per share on June 1, 2025, which represents the date of final board approval and grant date.

The Company determined that the share issuance represents compensation for services and other performance obligations associated with the arrangement including licensing, development, and collaboration activities. Accordingly, the fair value of the shares is recognized as expense over the service period of May 19, 2025 through May 18, 2035, in accordance with ASC 718.

During the nine months ended March 31, 2026, the Company recognized $10,646 of licensing expense related to the C-Twelve Agreement, which was recorded in selling, general and administrative expenses.

Unrecognized Stock-Based Compensation

Although shares are generally issued as fully vested upon grant, certain awards are granted in advance of the performance of services. Accordingly, the Company has unrecognized stock-based compensation cost related to services to be rendered in future periods.

As of March 31, 2026 and June 30, 2025:

●	Nonemployee awards: $328,433 and $581,338, respectively, of unrecognized compensation expense to be recognized over a weighted-average period of 3.51 years and 3.79 years, respectively.

●	Employee and director awards: $4,845 and $60,219, respectively, of unrecognized compensation expense to be recognized over a weighted-average period of 0.27 years and 0.60 years, respectively.

There was no income tax benefit recognized in connection with stock-based compensation expenses.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Future commitments with regards to repayment of lease liabilities are disclosed in Note 13.

Apart from the above, as of March 31, 2026, the Company had the following capital commitment:

a)	commitment to issue shares of common stock to the following service providers on or before October 31, 2026, subject to final board approval for the second and third tranches equivalent to the fixed dollar amounts as below, for services to be performed pursuant to each individual’s respective service agreement and related addendum signed with the nonemployees as disclosed in Note 21:

Financial year ended June 30, 2027:
Nam Tran	100,000
Raymond Powell	100,000
Dale Ludwig	60,000
260,000

b)	commitment to issue 1,350,000 shares of the Company’s shares of common stock to Jeremy P. Concannon, an employee, for the second tranche for a twelve-month service period from August 1, 2025, which was due on or before August 31, 2025 and the third tranche of 1,350,000 shares of common stock for a fourteen-month period commencing August 1, 2026, both being subject to final board approval and pursuant to the service agreement signed as disclosed in Note 21.

c)	commitment to cancel 375,000 shares of common stock pursuant to a service agreement and a service and stock cancellation agreement with EMGTA LLC as disclosed in Note 15.

d)	quarterly committed payments of $62,500, to be paid in advance for the period from April 2026 to December 2026 to support a 3-year performance testing project titled “Structural Capacity of Sustainable Pavement” pursuant to an agreement entered with NCAT at Auburn University on June 27, 2024.

e)	commitment to issue 4,656,550 shares of common stock to Aegis Ventures Limited pursuant to the terms of the consulting services agreement that the Company through its wholly-owned subsidiary Verde Renewables entered into with AUM on November 29, 2024, within three days following the Company’s listing on the NASDAQ.

f)	commitment pursuant to the terms of the C-Twelve Agreement dated May 19, 2025 and its’ addendum dated October 8, 2025 entered into by the Company’s wholly-owned subsidiary, Verde Renewables, with C-Twelve, (i) to allocate to C-Twelve a royalty equal to three percent (3%) of all future carbon removal credits generated through the use of Verde-C-Twelve intellectual properties, (ii) to pay an additional license fee of $1,000,000 for the expanded territories of Mexico and Canada, and (iii) to provide a loan to C-Twelve in an amount not less than $2,000,000 (the “C-Twelve Loan”), with interest accruing at the lowest applicable federal rate, within thirty (30) days of our common stock being successfully listed on a U.S. national exchange, provided that if such funding is not achieved by July 31, 2026, C-Twelve shall have the right, on ten (10) business days’ notice, to hold us in breach of the Joint Development Agreement.

g)	commitment to provide Ergon with forty percent (40%) of its share of the carbon removal credits generated from the mixing of the final carbon sequestering BioAsphalt™ surface material, so long as the carbon removal credits are generated from bulk mixing or packaged mixed product, and the mixing of the final BioAsphalt™ surface material includes biochar purchased from the Company.

h)	Commitment to issue shares to Michelle Yanez based on a monthly fixed dollar amount of $4,750, subject to final board approval and pursuant to the Yanez Agreement as disclosed in Note 21.

As of March 31, 2026, the Company has no material contingencies.

NOTE 23 - SUBSEQUENT EVENTS

On May 4, 2026, the Board of Directors, by unanimous written consent, extended the employment terms of Jack Wong, the Company’s Chief Executive Officer and Eric Bava, the Company’s Chief Operating Officer, for an additional five-year period commencing upon the expiration of their current employment agreements on September 30, 2027, and continuing through September 30, 2032, to support leadership continuity in connection with the Company’s anticipated uplisting to the Nasdaq Capital Market and ongoing strategic growth initiatives. The extensions will be on terms consistent with each executive’s existing compensation arrangements and will be subject to the Company’s post-uplisting executive compensation framework previously approved by the Board in April 2025.

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026, up through the date the Company issued the unaudited condensed consolidated financial statements.

NOTE 24 – REVISIONS OF PRIOR-YEAR COMPARATIVE AMOUNTS

During the preparation of the consolidated financial statements for the year ended June 30, 2025, management identified errors in the classification of certain share-based compensation arrangements and equity balances in the previously issued unaudited condensed consolidated financial statements for the period ended March 31, 2025. As a result, the Company has revised certain prior-year comparative amounts to correct these errors. The Company evaluated these adjustments in accordance with ASC 250-10-45-22 through 45-26 and concluded that the revision was required to correct errors in the application of ASC 718, specifically related to the classification of certain equity-related balances. Management determined that certain share-based compensation arrangements for which the service inception period had commenced, but the grant-date criteria under ASC 718 had not yet been met, were previously presented within stockholders’ equity. Under ASC 718, when the grant date has not occurred but services have begun, the related cost attribution should be recognized as a liability until the grant-date criteria are satisfied. Accordingly, the Company has revised the comparative Statement of Changes in Equity as of March 31, 2025 to reclassify the related accrued share-based compensation amounts from stockholders’ equity to current liabilities.

In addition, the Company adjusted the presentation of certain equity related accounts to reflect their appropriate classification in accordance with U.S. GAAP. The Company further evaluated whether the identified errors were material to the previously issued unaudited condensed financial statements in accordance with ASC 250 and Staff Accounting Bulletin No. 99. Based on this evaluation, the Company determined that the errors were not material, either individually or in the aggregate, to the prior period financial statements and did not materially impact trends in results of operations, compliance with regulatory requirements, or key financial metrics. Accordingly, the Company concluded that a revision of certain comparatives included in the current filing relating to prior period unaudited condensed financial statements (commonly referred to as a “little ‘r’ restatement”) was appropriate and has revised the prior period unaudited condensed financial statements in the current filing to correct these errors and enhance transparency.

Equity and Share-Based Compensation Presentation

Certain balances previously presented as common stock to be issued were combined with common stock issued and common stock to be cancelled were combined within additional paid-in capital in the unaudited condensed consolidated statements of changes in stockholders’ equity to reflect issued share capital on a consistent basis.

Certain share-based compensation arrangements with a non-employee for which the service inception period had not yet commenced, but for which the grant-date criteria under ASC 718 had been satisfied as of December 31, 2024, were previously presented within stockholders’ equity as deferred stock-based compensation as at December 31, 2024. Upon further evaluation, management determined that the related compensation cost should be classified as prepaid share-based compensation as at December 31, 2024 as the grant-date criteria was met as at that reporting date and the shares were committed to be issued. Accordingly, these amounts previously included as deferred stock-based compensation in stockholders’ equity as of December 31, 2024 were reclassified to prepaid share-based compensation in the consolidated balance sheet as at December 31, 2024, resulting in a corresponding change to the stockholders’ equity balance as at December 31, 2024.

Certain share-based compensation arrangements for which the service inception period had commenced, but for which the grant-date criteria under ASC 718 had not yet been satisfied, were previously presented within stockholders’ equity. Upon further evaluation, management determined that the related compensation cost should be classified as a current liability until the grant-date criteria are met. Accordingly, certain amounts previously included in stockholders’ equity as of July 1, 2024 (June 30, 2024) were reclassified to current liabilities in the consolidated balance sheet, resulting in a corresponding change to the opening stockholders’ equity balance.

The revisions described above had no impact on previously reported net loss, earnings per share, total assets, or total cash flows. However, it resulted in changes to the classification and presentation of certain line items within the consolidated statements of changes in stockholders’ equity.

Consolidated statements of changes in stockholders’ equity line item

	Common stock		Common stock to be	Common stock to be	Deferred stock-based	Additional paid-in
	No. of shares	Amount	issued	cancelled	compensation	capital	Total
Balance as of July 1, 2024
- As previously reported	1,222,245,276	$1,199,358	$22,887	$(375)	$-	$49,921,380	$37,591,140
- Revisions	(898,690)	$21,988	$(22,887)	$375	$-	$(274,346)	$(274,870)
- As revised	1,221,346,586	$1,221,346	$-	$-	$-	$49,647,034	$37,316,270
Shares issued for private placement
- As previously reported	6,024,439	$6,024	$-	$-	$-	$577,976	$584,000
- Revisions	3,277,775	$3,278	$-	$-	$-	$316,722	$320,000
- As revised	9,302,214	$9,302	$-	$-	$-	$894,698	$904,000
Share issued for previously committed private placement
- As previously reported	-	$21,988	$(21,988)	$-	$-	$-	$-
- Revisions	-	$(21,988)	$21,988	$-	$-	$-	$-
- As revised	-	$-	$-	$-	$-	$-	$-
Shares issued to service provider
- As previously reported	2,302,890	$2,303	$-	$-	$-	$788,506	$790,809
- Revisions	5,053,660	$5,053	$-	$-	$-	$879,186	$884,239
- As revised	7,356,550	$7,356	$-	$-	$-	$1,667,692	$1,675,048
Shares issued for previously committed issued to service provider
- As previously reported	-	$397	$(397)	$-	$-	$-	$-
- Revisions	-	$(397)	$397	$-	$-	$-	$-
- As revised	-	$-	$-	$-	$-	$-	$-
Shares issued for previously committed issued to employee
- As previously reported	-	$502	$(502)	$-	$-	$-	$-
- Revisions	-	$(502)	$502	$-	$-	$-	$-
- As revised	-	$-	$-	$-	$-	$-	$-
Shares issued to employee
- As previously reported	1,518,420	$1,518	$-	$-	$-	$409,213	$410,731
- Revisions	551,580	$552	$-	$-	$-	$(165,968)	$(165,416)
- As revised	2,070,000	$2,070	$-	$-	$-	$243,245	$245,315
Shares to be issued for private placement
- As previously reported	3,277,775	$-	$3,278	$-	$-	$316,722	$320,000
- Revisions	(3,277,775)	$-	$(3,278)	$-	$-	$(316,722)	$(320,000
- As revised	-	$-	$-	$-	$-	$-	$-
Shares to be issued to service provider
- As previously reported	4,656,550	$-	$4,656	$-	$(745,048)	$740,392	$-
- Revisions	(4,656,550)	$-	$(4,656)	$-	$745,048	$(740,392)	$-
- As revised	-	$-	$-	$-	$-	$-	$-
Shares to be issued to employee
- As previously reported	50,000	$-	$50	$-	$-	$9,230	$9,280
- Revisions	(50,000)	$-	$(50)	$-	$-	$(9,230)	$(9,280)
- As revised	-	$-	$-	$-	$-	$-	$-
Share based compensation to employee
- As previously reported	-	$-	$-	$-	$-	$-	$-
- Revisions	-	$-	$-	$-	$-	$92,044	$92,044
- As revised	-	$-	$-	$-	$-	$92,044	$92,044
Balance as of December 31, 2024
- As previously reported	1,249,280,892	$1,241,296	$7,984	$(375)	$(745,048)	$53,385,101	$37,958,212
- Revisions	-	$7,984	$(7,984)	$375	$745,048	$(218,706)	$526,717
- As revised	1,249,280,892	$1,249,280	$-	$-	$-	$53,166,395	$38,484,929
Shares issued for private placement
- As previously reported	3,905,555	$3,906	$-	$-	$-	$386,094	$390,000
- Revisions	183,333	$183	$-	$-	$-	$24,817	$25,000
- As revised	4,088,888	$4,089	$-	$-	$-	$410,911	$415,000
Share issued for previously committed private placement
- As previously reported	-	$3,278	$(3,278)	$-	$-	$-	$-
- Revisions	-	$(3,278)	$3,278	$-	$-	$-	$-
- As revised	-	$-	$-	$-	$-	$-	$-
Shares issued for previously committed issued to service provider
- As previously reported	-	$4,656	$(4,656)	$-	$745,048	$-	$745,048
- Revisions	-	$(4,656)	$4,656	$-	$(745,048)	$-	$(745,048)
- As revised	-	$-	$-	$-	$-	$-	$-
Shares issued for previously committed issued to employee
- As previously reported	-	$50	$(50)	$-	$-	$-	$-
- Revisions	-	$(50)	$50	$-	$-	$-	$-
- As revised	-	$-	$-	$-	$-	$-	$-
Shares to be issued for private placement
- As previously reported	183,333	$-	$183	$-	$-	$24,817	$25,000
- Revisions	(183,333)	$-	$(183)	$-	$-	$(24,817)	$(25,000)
- As revised	-	$-	$-	$-	$-	$-	$-
Share based compensation to employee
- As previously reported	-	$-	$-	$-	$-	$-	$-
- Revisions	-	$-	$-	$-	$-	$92,331	$92,331
- As revised	-	$-	$-	$-	$-	$92,331	$92,331
Balance as of March 31, 2025
- As previously reported	1,253,169,780	$1,252,986	$183	$(375)	$-	$53,776,212	$37,942,163
- Revisions	-	$183	$(183)	$375	$-	$(126,375)	$(126,000)
- As revised	1,253,169,780	$1,253,169	$-	$-	$-	$53,649,837	$37,816,163

The revised presentation reflects the correction of classification errors described above, as well as related adjustments to improve the consistency and comparability of the Company’s financial statement presentation between periods.

In the consolidated statements of operations and comprehensive loss, the weighted average shares of common stock outstanding for the three months ended March 31, 2025 were also revised compared to the amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.

In connection with the revisions, the Company also reclassified certain lease-related and stock-based compensation cash flow amounts within the consolidated statements of cash flows to conform to the current year presentation. These revisions include the correction of classification errors related to certain lease-related cash flows previously misclassified between operating and financing activities, revisions to the classification of stock-based compensation between non-employee and employee categories, and expanded supplemental cash flow disclosures, including interest paid and noncash investing and financing activities.

These revisions were made in accordance with ASC 842, Leases, ASC 718, Compensation-Stock Compensation, and ASC 230, Statement of Cash Flows, and did not impact the total net change in cash for the period.

Consolidated statements of cash flows line item	As previously reported	Revisions	As revised

Stock-based compensation-nonemployee	$1,002,807	$(5,339)	$997,468
Stock-based compensation-employee	$288,673	$5,339	$294,012
Operating lease expense	$5,368	$21,846	$27,214
Repayment of operating lease liabilities	$-	$(27,214)	$(27,214)
Total cash flows from operating activities	$(2,585,890)	$(5,368)	$(2,591,258)

Lease interest paid	$(5,368)	$5,368	$-
Total cash flows from financing activities	$325,052	$(5,368)	$330,420
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$16,247	$16,247
SUPPLEMENTAL NONCASH DISCLOSURE:
Share issuance for employee compensation	$-	$294,011	$294,011
Promissory note to related party settled by Company’s common stock	$-	$675,888	$675,888

During the preparation of the condensed consolidated financial statements for the nine-months ended March 31, 2026, management restated the weighted average number of shares (basic and diluted) for the three-months ended March 31, 2025.

Consolidated statements of operations	As previously reported	Revisions	As revised

Weighted average common stock outstanding
- Basic and diluted	1,238,271,472	12,553,853	1,250,825,325

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

As the rise of artificial intelligence accelerates data center energy consumption, which is now projected to account for a growing share of global electricity use, enterprises worldwide are facing increasing pressure to offset their carbon footprints. We believe this is driving demand for high-integrity, verifiable carbon credits.

Our model presents a novel combination of infrastructure performance with measurable climate impact, establishing us as a first mover in scalable Net Zero solutions, which we believe positions us well to meet the demands of a rapidly decarbonizing, carbon-constrained economy.

With key third-party validations from groups such as NCAT and Puro. earth in place, we are now focused on commercializing our solutions in the United States, our most strategic market. To this end, in October 2025 we entered into an exclusive licensing agreement with Ergon, an industry leader in asphalt innovation and supply and one of the largest liquid asphalt and emulsion marketers in North America, for the production of asphalt surface course material containing our proprietary solution across North America. As our domestic operations scale through Ergon, we plan to license the Verde Net Zero Blueprint globally, targeting infrastructure and materials companies in countries aligned with the Paris Climate Agreement and pursuing Net Zero by 2050.

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

We believe our asset light business model enables scalable growth while minimizing capital intensity, creating recurring revenue streams through licensing, sales, royalties, carbon monetization, and strategic commercial arrangements. We operate through our primary U.S. subsidiary, Verde Renewables, headquartered in St. Louis, Missouri.

Recent Developments

On April 27, 2026, we announced a strategic collaboration with Isometric, a leading certifier of carbon removal, to accelerate the certification and commercialization of engineered biochar for use in our BioAsphalt™ technology across North American and global markets.

On April 15, 2026, we engaged WAP Sustainability, a global sustainability consulting firm, to conduct a Life Cycle Assessment (“LCA”) of the engineered biochar used in our BioAsphalt™ product. The LCA is intended to support the potential development of an Environmental Product Declaration (“EPD”), which is an independently verified report that quantifies a product’s environmental impact across its life cycle. We expect that the results of the LCA will be used to assess the environmental characteristics of its biochar and related applications.

On February 10, 2026, we received the first two purchase orders from Ergon for our proprietary cold mix biochar asphalt emulsifying agent, Verde V24, which order delivery occurred during the quarter ending March 31, 2026. The gross revenue generated from these purchase orders is approximately $460,000 and the related receivable was fully collected from Ergon in April 2026. This material event represents our first commercial transaction following the execution of our 10-year exclusive licensing agreement with Ergon in October 2025 and is the first step in our and Ergon’s combined go to market strategy for our cold mix BioAsphaltTM in North America.

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

●	Ergon License: Our entry into the Ergon License is expected to drive long-term revenue growth through product sales of Verde V24 and related proprietary materials. The Ergon License establishes Ergon as the exclusive licensee for Verde V24 in the United States, Canada and Mexico, enabling large-scale commercialization of our Verde V24 technology while allowing us to expand our business without the capital demands of direct manufacturing or distribution.

●	Adoption of Biochar-Asphalt Technology: Market acceptance of the Verde Net Zero Blueprint technologies by contractors, state Departments of Transportation, and private sector customers will influence royalty streams and future expansion opportunities.

●	Carbon Credit Monetization: The issuance, pricing, and sales of certified carbon removal credits tied to our biochar-based asphalt applications will be a key driver of financial performance.

●	Operational and Integration Costs: Expenses related to technology transfer, compliance monitoring, and integration into licensee production systems will impact near-term margins.

●	Biochar Supply and Financing: Our ability to source and finance biochar supply is an important factor in supporting our commercialization activities. We have entered into a strategic collaboration with Biochar Solutions LLC to support our supply of engineered biochar supply, which we believe provides sufficient capacity for anticipated commercialization efforts with Ergon. Future procurement requirements are expected to be funded through operating revenues, gross profits, and, if necessary, additional capital raises through the sale of equity or debt securities.

●	Regulatory and Environmental Policies: Federal and state infrastructure spending, emissions reduction mandates, and climate policies may accelerate the adoption of our technology and corresponding revenue growth.

●	Continuous Improvement and Innovation: We are committed to continuous improvement and innovation on our core technologies to enhance performance, durability, and environmental benefits.

●	Maintaining the Quality of our Products: We seek to maintain robust quality assurance and measurement systems to confirm that all licensed products consistently meet our technical specifications and industry standards.

Results of Operations

For the three months ended March 31, 2026 and 2025:

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$460,005	$697	65,898%
Cost of revenue	296,093	155	190,928%
Gross profit	$163,912	$542	30,142%
Selling, general and administrative expenses	814,904	1,170,355	-30%
Other operating expenses	$59,000	$46,457	27%
Loss from operation	$(709,992)	$(1,216,270)	-42%
Interest expense	-	(1,343)	-100%
Other income	196,923	71,233	176%
NET LOSS	$(513,069)	$(1,146,380)	-55%

The average rate of MYR : USD for three months ended March 31, 2026 and March 31, 2025 was 0.2528 and 0.2247, respectively.

Revenue

●	Revenue for the three months ended March 31, 2026 was $460,005, an increase of $459,308, or 65,898%, compared to $697 for the prior year period.

Revenue for the three months ended March 31, 2026 was primarily derived from the first two purchase orders from Ergon for the proprietary, licensed cold mix biochar asphalt emulsifying agent, Verde V24. In contrast, revenue for the three months ended March 31, 2025 was primarily derived from sales of biochar and natural palm enzymes.

The increase in revenue for the three months ended March 31, 2026, compared to the same period in 2025, was primarily attributable to an initial order of $460,000 from Ergon for Verde V24 in preparation for the execution of its commercialization strategy for its proprietary BioAsphalt™ product.

Cost of revenue

●	Cost of revenue for the three months ended March 31, 2026 was $296,093, an increase of $295,938, or 190,928%, compared to $155 for the prior year period. The increase was primarily attributable to higher sales volume associated with our Verde V24 product in the current period.

Gross profit

●	Gross profit for the three months ended March 31, 2026 was $163,912, an increase of $163,370, or 30,142%, compared to $542 for the prior year period.

The increase mainly is driven by the initial order from Ergon for Verde V24 during the period.

Selling, general and administrative expenses

●	Selling, general and administrative expenses for the three months ended March 31, 2026 was $814,904, a decrease of $355,451, or 30%, compared to $1,170,355 for the prior year period.

Selling, general and administrative expenses were comprised mainly of salaries, office costs, legal and professional fees, consultancy fee, research and development cost and travelling expenses. Selling, general and administrative expenses decreased by 30%, or $355,451, primarily due to reduction in share-based compensation expense recognized for the three months ended March 31, 2026 as the related service periods for certain consultants were completed in a prior period as per their respective service agreements.

Other operating expenses

●	Other operating expenses for the three months ended March 31, 2026 was $59,000, an increase of $12,543, or 24%, compared to $46,457 for the prior year period.

Other operating expenses were comprised of expenditures related to the maintenance of our biofraction plant in Borneo, arising from our strategic decision to temporarily cease its operation in June 2023 to focus on our North American operations. The variance is attributable to foreign currency translation effects. The weakening of the U.S. dollar resulted in higher reported amounts upon translation into the reporting currency.

Interest expense

●	Interest expense for the three months ended March 31, 2026 and 2025 was $0 and $1,343, respectively.

The absence of interest expense during the current period was primarily attributable to the settlement of lease liabilities in our prior fiscal year in connection with the disposal of assets held for sale and certain property, plant, and equipment that were under financing arrangements.

Other income (expense), net

●	Other income (expense), net for the three months ended March 31, 2026 and 2025 was income of $196,923 and $71,233, respectively, representing a favorable change of $125,690 or 176%.

●	Other income, net for the three months ended March 31, 2026 primarily consisted of:

○	Unrealized foreign exchange gains of $24,617;

○	Gain recognized from the reversal of certain historical related party balances of $30,598 and other payable balances of $131,668 determined to no longer be payable;

○	Interest income from short-term investments of $9,666; and

○	Sundry income of $374.

●	Other income, net for the three months ended March 31, 2025 primarily consisted of:

○	Unrealized foreign exchange gains of $43,808;

○	Gain on disposal property, plant and equipment of $2,488;

○	Rental income of $4,100;

○	Interest income from short-term investments of $21,533; and

○	Sundry expense of $696.

●	Interest income from short-term investments decreased to $9,666 in the three months ended March 31, 2026, compared to $21,533 in the prior year period, reflecting reduced investment placements.

Net loss

●	Net loss for the three months ended March 31, 2026 was $513,069, a decrease of $633,311, or 55.2%, compared to $1,146,380 for the prior year period.

The decrease in net loss was primarily attributable to the factors discussed above, including improved gross profit, lower selling, general and administrative expenses, and favorable changes in other income (expense), net.

For the nine months ended March 31, 2026 and 2025:

The following table sets forth selected financial information from our statements of comprehensive loss for the nine months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025	Change
	Amount	Amount	%
	(Unaudited)	(Unaudited)
Revenue	$466,953	$128,690	263%
Cost of revenue	298,314	59,303	403%
Gross profit	$168,639	$69,387	143%
Selling, general and administrative expenses	2,830,308	4,369,233	-35%
Other operating expenses	172,137	152,273	12%
Loss from operation	$(2,833,806)	$(4,452,119)	-36%
Interest expense	-	(102,703)	-100%
Other income	467,106	1,068,828	-56%
NET LOSS	$(2,366,700)	$(3,485,994)	-32%

The average rate of MYR : USD for nine months ended March 31, 2026 and March 31, 2025 was 0.2439 and 0.2270, respectively.

Revenue

●	Revenue for the nine months ended March 31, 2026 was $466,953, an increase of $338,263, or 263%, compared to $128,690 for the prior year period.

Revenue for the nine months ended March 31, 2026 was primarily derived from the first two purchase orders from Ergon for the proprietary, licensed cold mix asphalt emulsifying agent, Verde V24. During the period, we procured Verde V24 from our supplier and completed large-volume sales to Ergon. These transactions represent our initial commercial-scale sales activity for Verde V24, following prior limited pilot sales. Revenue for the nine months ended Mar 31, 2025 was derived from sale of Biochar Asphalt Premix.

Cost of revenue

●	Cost of revenue for the nine months ended March 31, 2026 was $298,314, an increase of $239,011, or 403%, compared to $59,303 for the prior year period.

The increase was primarily attributable to higher sales volume in the current period, driven by initial purchase orders for our Verde V24 product. The increase also reflects the impact of product mix, as well as higher associated procurement costs and fulfilling early-stage commercial orders during our transition to our upgraded BioAsphalt™ formulation. Cost of revenue for the nine months ended March 31, 2025 were comprised of the cost of Biochar Asphalt products sold.

Gross profit

●	Gross profit for the nine months ended March 31, 2026 was $168,639, an increase of $99,252, or 143%, compared to $69,387 for the prior year period.

The increase in gross profit was primarily attributable to higher sales volumes during the current period, including initial commercial sales of Verde V24. Gross margin as a percentage of revenue decreased compared to the prior year period due to changes in product mix. Revenue during the current period included a greater proportion of Verde V24 sales, which has a different pricing and cost structure compared to the Company’s finished BioAsphalt™ products sold in the prior year period.

Selling, general and administrative expenses

●	Selling, general and administrative expenses for the nine months ended March 31, 2026 was $2,830,308, a decrease of $1,538,925, or 35%, compared to $4,369,233 for the prior year period.

Selling, general and administrative expenses comprised mainly of salaries, office costs, legal and professional fees, consultancy fee, research and development cost and travelling expenses. The $1,538,925, or 35% decrease was primarily due to the absence of the special bonus of $1.25 million to CEO Jack Wong in recognition of his leadership, strategic vision and outstanding contributions in transforming our company into a pioneer in the Net Zero building materials and carbon removal industry recorded in the prior period and reduction in share-based compensation expense recognized for the nine months ended March 31, 2026 as the related service periods for certain consultants were completed in prior period as per their respective service agreements, partially offset by an increase in legal and professional fees related to the Ergon License of $150,000 and research and development costs of $187,500 in current period as we continued our work to the upgraded formulation of our BioAsphalt™ product.

Other Operating Expenses

●	Other operating expenses for the nine months ended March 31, 2026 was $172,137, an increase of $19,864, or 13%, compared to $152,273 for the prior year period.

Other operating expenses consisted of maintenance-related expenditures for our biofraction plant in Borneo following the temporary cessation of operation in June 2023, as we shifted our focus toward our North American operations. The variance is attributable to foreign currency translation effects, as the weakening of the US dollar resulted in higher reported amounts upon translation into the reporting currency.

Interest expense

●	Interest expense for the nine months ended March 31, 2026 and 2025 was $0 and $102,703, respectively.

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

Other income (expense), net

●	Other income for the nine months ended March 31, 2026 and 2025 was income of $467,106 and $1,068,828, respectively, representing an unfavorable change of $601,722 or 56%.

●	Other income for the three months ended March 31, 2026 primarily consisted of:

○	Unrealized foreign exchange gains of $276,351,

○	Gain on forgiveness of debt from the reversal of certain historical related party balances of $30,598 and other payable balances of $131,668 determined to no longer be payable;

○	Interest income from short-term investments of $21,489, and

○	Sundry income of $7,000.

●	Other income for the three months ended March 31, 2025 primarily consisted of:

○	Unrealized foreign exchange gains of $320,488,

○	Gain on disposal property, plant and equipment of $163,644,

○	Gain on insurance claim of $481,513,

○	Rental income of $38,200,

○	Interest income from short-term investments of $60,342, and

○	Sundry income of $4,641.

●	Interest income from short-term investments decreased to $21,489 in the three months ended March 31, 2026, compared to $60,342 in the prior year period, reflecting reduced investment placements.

Net loss

●	Net loss for the nine months ended March 31, 2026 and 2025 was $2,366,700, a decrease of $1,119,294, or 32%, compared to $3,485,994 for the prior year period.

The decrease in net loss was primarily attributable to the factors discussed above, and lower selling and general and administrative expenses.

Liquidity and Capital Resources

We have a limited operating history in the supply of net zero road construction and building materials and are subject to significant risks and uncertainties associated with early-stage operations, including our reliance on third parties (notably Ergon), and our ability to scale production, achieve consistent revenues, and obtain additional financing to support growth.

The following summarizes the key component of our cash flows for the nine months ended March 31, 2026 and 2025.

Cash Flow Date	March 31, 2026	March 31, 2025

Net Cash Used in operating activities	$(2,603,025)	$(2,591,258)
Net Cash Provided by investing activities	1,276,484	2,681,175
Net Cash Provided by financing activities	2,448,000	330,420
Effect of exchange rate fluctuation on cash and cash equivalents	(12,995)	(10,111)
Net increase in cash and cash equivalents	1,108,464	410,226
Cash and cash equivalents, beginning of period	1,021,112	279,137
Cash and cash equivalents, ending of period	$2,129,576	$689,363

Net cash used in operating activities

●	Net cash used in operating activities for the nine months ended March 31, 2026 and 2025 was $2,603,025, an increase of $11,767, or 1%, compared to $2,591,258 for the prior year period.

●	The increase in cash used in operating activities was primarily attributable to:

○	Operating loss of $2,366,700;

○	Partially offset by non-cash adjustments of $713,582; and

○	A net decrease in working capital of $949,907.

●	Non-cash adjustments primarily consisted of:

○	Depreciation of $170,611;

○	Amortization of right-of-use assets of $77,143;

○	Share-based compensation of $708,367 to nonemployees;

○	Share-based compensation of $128,913 to employees;

○	Share-based compensation of $24,855 to a director;

○	Operating lease expense of $42,310, and

○	Partially offset by an unrealized foreign exchange gain of $276,351 and gain on forgiveness of debts from related parties of $30,598 and other payable of $131,668.

Cash used in operating activities primarily reflects our net loss, adjusted for non-cash items and changes in working capital.

Net cash provided by investing activities

●	Net cash provided by investing activities for the nine months ended March 31, 2026 was $1,276,484, a decrease of $1,404,691, or 52%, compared to $2,681,175 for the prior year period.

●	Net cash provided by investing activities for the nine months ended March 31, 2026 was primarily attributable to:

○	Withdrawal of $500,000 from a matured certificate of deposit to support general working capital and operating activities;

○	Renewal of deposits of $1,000,000 that had an original maturity period of 90 days at a 60-day maturity period and, as a result, is now classified as a cash equivalent under ASC 230 Statement of Cash Flows; and

○	Partially offset by a deposit of $223,516 into a certificate of deposit with a bank.

●	Net cash provided by investing activities for the nine months ended March 31, 2025 was primarily attributable to:

○	Proceeds from disposal of assets held for sale of $943,300;

○	Proceeds from disposal of property, plant and equipment of $947,015;

○	Proceeds from insurance recoveries of $541,221;

○	Withdrawal of $250,000 from a matured certificate of deposit to support general working capital and operating activities; and

○	Partially offset by purchases of property, plant and equipment of $361.

Net cash provided by investing activities primarily reflects activity related to certificates of deposit in the current period, compared to proceeds from asset dispositions and insurance recoveries in the prior year period.

Net Cash Provided by Financing Activities

●	Net cash provided by financing activities for the nine months ended March 31, 2026 and 2025 was $2,448,000, an increase of $2,117,580, or 640.9%, compared to $330,420 for the prior year period.

●	Net cash provided by financing activities for the nine months ended March 31, 2026 was primarily attributable to:

○	Proceeds from the issuance of common stock, including $2,000,000 from Ergon; and

○	Proceeds from issuance of common stock through private placements of $448,000.

●	Net cash provided by financing activities for the nine months ended March 31, 2025 was primarily attributable to:

○	Proceeds from issuance of common stock and common stock to be issued through private placements of $1,319,000;

○	Partially offset by repayments of lease liabilities of $712,140;

○	Refunds from the cancellation of common stock of $65,000; and

○	Repayments of bank loan of $211,440.

Net cash provided by financing activities primarily reflects proceeds from equity financings in both periods, with a significant increase in the current period driven by the Ergon investment.

Overall, we generated modest net cash inflows in both periods, reflecting increased financing activity partially offset by operating cash outflows.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. These estimates and assumptions are based on historical experience, current market conditions and various other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from those estimates.

Management believes that the accounting estimates involving significant judgment and estimation primarily relate to:

●	impairment of long-lived assets and intangible assets;

●	allowance for expected credit losses;

●	revenue recognition;

●	stock-based compensation;

●	classification of warrants;

●	deferred taxes; and

●	uncertain tax positions.

Management evaluates its estimates and assumptions on an ongoing basis and adjusts such estimates prospectively when facts and circumstances change. Certain of these estimates require the use of significant assumptions and judgments, including assumptions related to future operating results, market conditions, economic trends and the interpretation and application of applicable accounting guidance.

For additional information regarding our significant accounting policies and critical accounting estimates, see Note 2 – Summary of Significant Accounting Policies included in the unaudited condensed consolidated financial statements contained in this Quarterly Report.

Working Capital

●	Cash and cash equivalents were $2,129,576 as of March 31, 2026, an increase of $1,108,464, or 109%, compared to $1,021,112 as of June 30, 2025.

●	Short-term investments decreased by $276,484, or 22%, from $1,276,484 as of June 30, 2025 to $1,000,000 as of March 31, 2026. The remaining $1,000,000 investment that previously had an original maturity of 90 days was renewed with a 60-day maturity and scheduled to mature in May 2026. As a result of the renewal, the investments now meets the definition of a cash equivalent under ASC 230 and has been reclassified accordingly.

●	Accumulated operating losses increased by $2,363,991, or approximately $13%, from $18,263,181 as of June 30, 2025 to $20,627,172 as of March 31, 2026.

●	In October 2025, we raised gross proceeds of $2,000,000 through a private placement with Ergon. In addition, during the nine months ended March 31, 2026, we completed other private placements for gross proceeds of $448,000. We believe these financings improved liquidity and strengthened our financial position in the near term.

We expect to seek additional funding over the next twelve months through public and private offerings of our securities, including a potential national exchange listing of our common stock and a concurrent public offering.

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

Changes in Internal Control over Financial Reporting

During the nine months ended March 31, 2026, we have continued to progressively develop and improve on the implementation of internal controls over financial reporting particularly in view of the material weakness described above.

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

We are not a party to, nor are we aware of any legal proceedings, investigations or claims which, in the opinion of our management, are likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC on October 23, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the nine-month period ended March 31, 2026, we conducted the below issuances of our shares of common stock. The shares were issued in reliance upon one or more exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including Section 4(a)(2) thereof, and Regulation D and Regulation S thereunder.

●	On July 1, 2025, we issued a total of 7,744,445 shares of common stock which were committed to be issued as of June 30, 2025, comprising 4,444,445 shares of common stock for $400,000 at $0.09 per share to one non-U.S. shareholder and 3,300,000 shares of common stock for $264,000 at $0.08 per share to one non-U.S. shareholder and seven U.S. shareholders. See Note 15 Stockholders’ Equity Stock issued and stock cancelled to shareholders.

●	On July 1, 2025, we issued 1,000,000 shares of common stock to Dr. Raymond Powell. See Note 21 Shares Issued to Nonemployees and Employees, National Implementation Expert Agreements.

●	On July 28, 2025, we issued a total of 187,500 shares of common stock for $15,000 at $0.08 per share to one U.S. shareholder. See Note 15 Stockholders’ Equity Stock issued and stock cancelled to shareholders.

●	On September 12, 2025, we issued a total of 5,412,500 shares of common stock for $433,000 at a price of $0.08 per share to three non-U.S. shareholders. See Note 15 Stockholders’ Equity Stock issued and stock cancelled to shareholders.

●	On October 31, 2025, we issued a total of 24,943,876 shares of common stock to Ergon for gross proceeds of $2,000,000, at a price of $0.08018 per share to Ergon. See Note 14 Warrants.

●	On January 5, 2026, we issued 1,727,115 shares of common stock to Dr. Nam Tran as compensation for services rendered. See Note 21 Shares Issued to Nonemployees and Employees, National Implementation Expert Agreements.

●	On January 5, 2026, we issued 1,727,115 shares of common stock to Dale Ludwig as compensation for services rendered. See Note 21 Shares Issued to Nonemployees and Employees, National Implementation Expert Agreements.

●	On January 5, 2026, we issued 1,036,269 shares of common stock to Eric Bava as compensation for services rendered. See Note 21 Shares Issued to Nonemployees and Employees, Eric Bava Chief-Operating Officer.

●	On January 5, 2026, we issued 86,355 shares of common stock to Hannah Bruehl as compensation for services rendered. See Note 21 Shares Issued to Nonemployees and Employees, Hannah Bruehl-Chief of Staff.

●	On February 19, 2026, we issued 3,975,155 shares of common stock to Technologies Apex, LLC as compensation for services to be rendered. See Note 21 Shares Issued to Nonemployees and Employees, Apex Agreement.

●	On February 19, 2026, we issued 165,631 shares of common stock to Christopher David Poorman as compensation for services to be rendered. See Note 21 Shares Issued to Nonemployees and Employees, Poorman Agreement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine and Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following is a complete list of exhibits filed or furnished, as applicable, as part of this Quarterly Report on Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description
3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
3.2	Amended and Revised Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed with the SEC on November 19, 2025).
10.1	Supply Agreement, dated March 14, 2026, by and between the Registrant and Biochar Solutions LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 19, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2026	VERDE RESOURCES, INC.

	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Sherina Chui
Sherina Chui
Chief Financial Officer (Principal Financial and Accounting Officer)

