Form 10-K/A
period 2025-06-30
VERDE RESOURCES, INC.
filed 2026-06-03
CIK 1506929

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

As of October 20, 2025, there were 1,269,280,891 shares of the registrant’s common stock, par value $0.001 per share (the “Common Stock”), outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Verde Resources, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended June 30, 2025 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on October 23, 2025. The Company is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended June 30, 2025 (the “Amendment”), to include additional information in response to comment letters received from the SEC dated February 23, 2026, and May 18, 2026, including certain disclosures in Risk Factors and certain items presented in the footnotes to the consolidated financial statements for the years ended June 30, 2025 and 2024. Financial disclosures within Management’s Discussion and Analysis of Financial Condition and Results of Operations have also been revised, as applicable, for the revisions to the footnotes to the consolidated financial statements for the years ended June 30, 2025 and 2024.

The following sections in the Form 10-K have been updated in this Form 10-K/A:

●	Part I – Item 1A. Risk Factors.
●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part II – Item 8. Financial Statements and Supplementary Data.

Additionally, the principal executive officer and principal financial officer provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-K/A as Exhibits 31.1, 31.2, and 32.

This Amendment is being filed solely to reflect the above adjustments. No other changes were made to the Original Filing. Further, no attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. For ease of reference, this Form Amendment includes the Original Filing its entirety, revised to address the changes as described in this explanatory note.

2

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as amended (the “Annual Report”), and any documents we filed as exhibits to this Annual Report, contain, or may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve significant risks and uncertainties. All statements contained in this Annual Report and in any exhibits, other than statements of historical facts, are forward-looking statements including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, assumed market size and expected market growth. These statements involve significant known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “may,” “will,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “aim,” “estimates,” “intends,” “plans,” “potential” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	Our ability to establish and implement our business plan and begin to generate revenues, including through our licensing model strategy in conjunction with key commercial partners like Ergon;

●	Our expectations about the anticipated benefits of licensing model strategy and our relationship with Ergon;

●	the expected benefits of our proprietary road construction materials, including the cold mix biochar asphalt emulsifying agent we have licensed to Ergon for use in its products in North America;

●	our ability to effectively compete in our industry and execute on our business plan;

●	the impact of governmental laws and regulation, and our ability to comply with new regulations and compliance requirements that affect our business;

●	our ability to effectively scale our operations in the United States and other regions, either on our own or through third-party collaborators like Ergon and others;

●	our ability to adequately market our products and services, and to develop additional products and product offerings;

●	our ability to successfully expand our operations into foreign markets;

●	assumptions related to the size of the market for our products and solutions;

●	our future capital needs and our ability to raise additional capital;

●	our ability to expand our revenue streams beyond our licensing model;

●	difficulties with certain licensees or other third parties upon which we rely;

●	our ability to expand our technological capabilities;

●	our ability to attract, develop, and retain capable key personnel;

●	our ability to protect our intellectual property or manage threats posed by breaches of security; and

●	other factors detailed under the section of this Annual Report entitled “Risk Factors.”

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

Our strategic roadmap for achieving net-zero emissions—what we call the Verde Net Zero Blueprint—has achieved the following significant milestones:

●	The issuance to our company in April 2025 of the world’s first carbon removal credit from asphalt production and application, certified by Puro.earth, the leading global registry for engineered carbon removal.

●	Technological validation of our BioAsphalt™ by the National Center for Asphalt Technology (NCAT), including receipt of preliminary performance results from NCAT in July 2025 that demonstrated consistent durability, particularly under low-volume roadway conditions. Most recently, in September 2025, NCAT’s latest evaluation of our cold recycling mix using 100% reclaimed asphalt pavement (“RAP”) from laboratory testing demonstrated that our cold-recycled mix not only meets but exceeds industry specifications for cold-recycled asphalt. These results showed superior cohesion, high tensile strength ratio (“TSR”), and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

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

To fully focus on this transition, we have exited all of our company’s legacy business lines unrelated to sustainable infrastructure technologies, including:

●	The sale of our Malaysian mining subsidiary Champmark Sdn Bhd (“CSB”), which was completed on April 20, 2023; and

●	The discontinuation of our CBD business following the expiration of our supply agreement with MRX Xtractors, LLC on July 6, 2024.

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

Our Competitive Advantages

Despite the competitive nature of our industry and the relatively small size of our company, we believe we have certain competitive advantages, and we believe we will be able to capture a good market share through the following:

●	Scalable Licensing Model: We plan to implement a global licensing model that will enable building materials companies to integrate our proprietary technologies into their existing operations. We believe this capital-light approach allows us to scale quickly without the costs of manufacturing or installation. By partnering with companies that already have infrastructure and market access, we accelerate adoption, expand our impact, and enable the local generation of carbon-negative materials and credits. Freed from production, we can focus on innovation, while our partners focus on regulatory alignment and customer fit in their respective markets.

●	Next-Generation Road Technologies: Our products have been tested and shown to be more durable, cost-effective, and environmentally friendly than traditional hot mix asphalt for surface courses and cement- or lime-based methods for soil stabilization.

●	Carbon Impact: Our products can help contractors and infrastructure companies reduce their Scope 1 emissions (direct GHG emissions), Scope 2 emissions (indirect GHG emissions from the generation of energy that an organization consumes), and Scope 3 emissions (indirect GHG emissions that occur throughout an organization’s value chain as a result of its activities), enabling a path toward net-zero operations. Compared to traditional hot-mix asphalt products, our cold-mix biochar asphalt produces fewer emissions, including by eliminating high-temperature processing and requiring less electricity during manufacturing, being fully recyclable, and taking advantage of local and low-carbon sourcing of raw material inputs.

●	Carbon Credit Generation: Unlike traditional materials, our solutions enable the creation of verified carbon removal credits, opening new revenue streams for our company, our commercial partners and their customers while helping them meet ESG and Net Zero goals.

●	Integrated Model: We combine proprietary building material technologies with carbon credit generation, offering both product and environmental value.

●	Verified Carbon Removal: Our use of biochar enables the generation of third-party certified carbon removal credits, backed by measurable data.

●	Asset-Light Expansion: Through licensing agreements and local commercial collaborations, we believe we can scale efficiently without heavy capital investment.

●	Policy and ESG Alignment: Our solution aligns with global Net Zero targets, Scope 1,2, and 3 emissions reductions, and climate-resilient procurement policies.

●	First-Mover Positioning: We believe we are among the first to successfully commercialize asphalt-integrated biochar with verified carbon credits in the United States.

While this market is highly competitive, we believe in our competitive advantages. We are focusing on the following strategies to further expand our horizons and fuel further growth:

●	Commercial Licensing: Now that we have entered into the Ergon License which covers the United States, Canada, and Mexico, we plan to foster similar strategic relationships with national and regional infrastructure companies globally to license our asphalt formulations and biochar technologies.

●	Biochar Supply Network: Expand a decentralized supply chain of biochar processors through IP licensing and offtake agreements.

●	Carbon Credit Monetization: Scale the generation and sale of carbon removal credits through verified methodologies and corporate buyers.

●	Geographic Expansion: Grow our presence across North America and Southeast Asia by leveraging early success and demand from infrastructure owners.

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

Governmental Approvals and Regulation

Governmental Approvals

Because our business will be centered around a licensing model and we do not currently produce or manufacture any products, we are not currently aware of any laws or governmental regulations that materially influence our business. We will work in collaboration with our licensees who will be manufacturing, distributing, and installing our technologies, as they engage with state and federal agencies to assist with their achieving full compliance with all applicable regulations, including:

●	Construction material standards and testing protocols; and

●	Carbon credit methodologies approved by recognized certification bodies

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

The following diagram illustrates our current corporate structure:

Group Structure
Verde Resources Inc.

VERDE
#TransitionToZero™

Verde Resources Inc.
(Nevada Co)
100%
Verde Resources
Asia Pacific Ltd
(BVI Co)
100%
Verde Resources
(Malaysia) Sdn Bhd
(Malaysia Co)
100%
Verde Renewables,
Inc.
(Missouri Co)
55%
VerdePlus Inc.
(Missouri Co)
100%
Verde Life Inc.
(Oregon Co)
100%
The Wision Project
Sdn Bhd
(Malaysia Co)
100%
Verde Estates LLC
(Missouri Org)

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

We also announced our entry into a Share Sale Agreement on May 12, 2021, for the acquisition of the entire issued and paid-up share capital of Bio Resources Limited from various unrelated third parties, including Taipan International Limited, The Wision Project Limited, and other individuals, in consideration for the issuance of 321,500,000 shares of our Common Stock at price of $0.03 per share, for an aggregate value of $9,645,000, and the issuance of promissory notes with a two-year term period in an aggregate principal amount of $20,355,000. A total of 321,500,000 shares and the promissory notes were issued on May 12, 2021. The principal amount of the promissory notes was repayable by May 12, 2023, and bore a zero coupon interest. On January 20, 2022, we reached a mutual agreement with the lenders of the promissory notes to enter into a Supplement to Promissory Note with each lender to convert the total principal loan amount of $20,355,000 into shares of our Common Stock, at a price per share of $0.0611, which represented the previous ninety (90) days’ volume weighted average price (VWAP) as of the market closing of January 19, 2022, with such shares of Common Stock to be issued at a later date under separate agreement. The acquisition of BRL was consummated on October 12, 2022. The shares issuable upon conversion of the promissory notes were issued on December 9, 2022.

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

We have recently entered into the Ergon License, from which we anticipate predominantly all of our revenue will be derived in the immediate future. The loss of the Ergon License, whether through our fault, such as by the failure of Verde V24 and the products in which it is incorporated to perform as desired, or for reasons outside of our control, such as material adverse changes to Ergon’s financial condition, could cause a material adverse impact on our business, operating results and financial condition. Additionally, any non-payment or delay in payment of the receivables under the Ergon License or similar agreements we may enter into in the future or any inability to collect receivables under the Ergon License or similar agreements, or enforce other contractual obligations, would have a significant material adverse effect on our revenues and financial condition.

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

We primarily operate across North America, with additional operations in Southeast Asia. The economies of these regions in which we operate are broadly stable. However, they are at varying stages of development, which presents multiple risks and uncertainties that could adversely affect our operations and financial results. These risks and uncertainties include:

●	Changes in political, social or economic conditions;

●	New or strengthened trade protection measures, currency controls or import or export licensing requirements;

●	Political unrest and currency shocks;

●	Social activism and civil disturbance, terrorist events or outbreak of armed conflict, among other potential causes;

●	Labor and procurement practices which contravene ethical considerations and regulatory requirements;

●	Unexpected changes in regulatory and tax requirements; and

●	Lockdowns or other restrictions due to public health emergencies, such as pandemics.

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

Any significant business acquisition or combination we might choose to undertake may require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. Based on our history, we believe we would be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we pursue in the future if the integration process takes longer or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

●	inability to successfully combine operations in a manner that permits us to achieve the synergies anticipated to result from the proposed acquisition or business combination, which would result in the anticipated benefits of the acquisition or business combination not being realized partly or wholly in the time frame currently anticipated or at all;

●	complexities associated with managing the combined operations;

●	integration of personnel;

●	creation of uniform standards, internal controls, procedures, policies and information systems;

●	discovery of previously unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with integrating the remaining operations; and

●	performance shortfalls at business units as a result of the diversion of management attention caused by completing the remaining integration of the operations.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these weaknesses or otherwise fail to maintain proper and effective internal controls, our ability to produce timely and accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, our stock price and access to the capital markets.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. We have identified material weaknesses in our internal control over financial reporting relating to segregation of duties, formalized processes and documentation, regulatory reporting, the lack of an internal audit function, and the lack of an established audit committee. These material weaknesses have led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2025. Our inability to remediate these material weaknesses, our discovery of additional control deficiencies or material weaknesses in internal control, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting could adversely affect our results of operations, our stock price and investor confidence in our Company.

Our management intends to take action to begin remediating these material weaknesses we have identified in our internal control over financial reporting; however, certain remedial actions have not started or have only recently been undertaken. We cannot be certain as to when remediation may be fully completed. In addition, we could in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

If we fail to remediate these material weaknesses and maintain effective disclosure controls and procedures or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our future reporting obligations or to comply with SEC rules and regulations. As a result, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could decline. We could also become subject to investigations by the stock exchange on which our Common Stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

To remediate the identified material weaknesses, management has begun implementing a number of measures, including enhancing segregation of duties through the addition of accounting and finance personnel, formalizing internal control policies and procedures, improving documentation and review processes related to regulatory reporting, and taking steps to establish an independent audit committee and internal audit function. We may also engage third-party consultants to assist in the design and implementation of effective internal controls. While we believe these actions will improve our internal control environment, these remediation efforts will require time and resources, and there can be no assurance that they will be fully effective or completed in a timely manner.

Failure to have effective internal control over financial reporting and disclosure controls and procedures can impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. If, as a result of the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.

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

Market for penny stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

●	Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,

●	The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

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

If there is a thin trading market or “float” for our Common Stock, the market price for our Common Stock may fluctuate significantly more than the stock market as a whole. Without a large float, our Common Stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our Common Stock may be more volatile. In addition, in the absence of an active public trading market, investors may be unable to liquidate their investment in us. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our Common Stock could fluctuate widely in response to several factors, including, but not limited to:

●	our quarterly or annual operating results;

●	changes in our earnings estimates or the failure to accurately forecast and appropriately plan our expenses;

●	failure to achieve our growth expectations;

●	failure to attract customers and retain them;

●	the effect of increased or variable competition on our business;

●	additions or departures of key or qualified personnel;

●	failure to adequately protect our intellectual property;

●	costs associated with defending claims, including intellectual property infringement claims and related judgments or settlements;

●	changes in governmental or other regulations affecting our business;

●	our compliance with governmental or other regulations affecting our business; and

●	changes in global or regional industry, general market, or economic conditions.

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

ITEM 6. [Reserved].

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report and in our other Securities and Exchange Commission filings. The following discussion may contain predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Our strategic roadmap for achieving net-zero emissions—what we call the Verde Net Zero Blueprint—has achieved the following significant milestones:

●	The issuance to our company in April 2025 of the world’s first carbon removal credit from asphalt production and application, certified by Puro.earth, the leading global registry for engineered carbon removal.

●	Technological validation of our BioAsphalt™ by the National Center for Asphalt Technology (NCAT), including receipt of preliminary performance results from NCAT in July 2025 that demonstrated consistent durability, particularly under low-volume roadway conditions. Most recently, in September 2025, NCAT’s latest evaluation of our cold recycling mix using 100% reclaimed asphalt pavement (“RAP”) from laboratory testing demonstrated that our cold-recycled mix not only meets but exceeds industry specifications for cold-recycled asphalt. These results showed superior cohesion, high tensile strength ratio (“TSR”), and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

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

To fully focus on this transition, we have exited all of our company’s legacy business lines unrelated to sustainable infrastructure technologies, including:

●	The sale of our Malaysian mining subsidiary Champmark Sdn Bhd (“CSB”), which was completed on April 20, 2023; and

●	The discontinuation of our CBD business following the expiration of our supply agreement with MRX Xtractors, LLC on July 6, 2024.

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

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

●	Ergon License: Our entry into the Ergon License is expected to drive long-term revenue growth through product sales of Verde V24 and related proprietary materials. The Ergon License establishes Ergon as the exclusive licensee for Verde V24 in the United States, Canada and Mexico, enabling large-scale commercialization of our Verde V24 technology while allowing us to expand our business without the capital demands of direct manufacturing or distribution.

●	Adoption of Biochar-Asphalt Technology: Market acceptance of the Verde Net Zero Blueprint technologies by contractors, state Departments of Transportation, and private sector customers will influence royalty streams and future expansion opportunities.

●	Carbon Credit Monetization: The issuance, pricing, and sales of certified carbon removal credits tied to our biochar-based asphalt applications will be a key driver of financial performance.

●	Operational and Integration Costs: Expenses related to technology transfer, compliance monitoring, and integration into licensee production systems will impact near-term margins.

●	Regulatory and Environmental Policies: Federal and state infrastructure spending, emissions reduction mandates, and climate policies may accelerate the adoption of our technology and corresponding revenue growth.

●	Continuous Improvement and Innovation: Continuous improvement and innovation on our core technologies to enhance performance, durability, and environmental benefits.

●	Maintaining the Quality of our Products: Maintain robust quality assurance and measurement systems to confirm that all licensed products consistently meet our technical specifications and industry standards.

Results of Operations

The following table provides selected financial data about our company for the years ended June 30, 2025, and June 30, 2024.

Statement of Operation	June 30,
	2025	2024	Change
	USD	USD	USD	%

Revenue	$133,202	$96,584	36,618	$37.9%
Cost of revenue	51,789	62,978	11,189	17.8%
Gross profit	81,413	33,606	47,807	142.3%
Selling, general and administrative expenses	5,889,024	2,882,376	3,006,648	104.3%
Other operating expenses	214,410	237,047	22,637	9.5%
Loss from operation	(6,022,021)	(3,085,817)	(2,936,204)	95.2%
Interest expense	(102,703)	(176,483)	73,780	(41.8)%
Other income	1,341,711	74,638	1,267,073	1,697.6%
Net loss before income tax	(4,783,013)	(3,187,662)	(1,595,351)	50.0%
Provision of income tax	-	(112)	112	(100)%
NET LOSS	$(4,783,013)	$(3,187,774)	(1,595,239)	50.0%

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

The following table provides selected cash flow data about our Company for the years ended June 30, 2025, and 2024.

Cash Flow Date	June 30, 2025	June 30, 2024

Net cash used in operating activities	$(3,410,771)	$(2,087,990)
Net cash provided by (used in) investing activities	3,182,138	(2,016,646)
Net cash provided by financing activities	979,420	4,127,646
Effect of exchange rate changes on cash and cash equivalents	(8,812)	55,718
Net increase in cash and cash equivalents	$741,975	$78,728
Cash and cash equivalents at beginning of year	279,137	200,409
Cash and cash equivalents at end of year	$1,021,112	$279,137

Net Cash Used in Operating Activities.

Cash used in operating activities reflects net loss adjusted for certain non-cash items, including depreciation expense, amortization of right of use assets and stock-based compensation, and the effects of changes in operating assets and liabilities. Our net cash used in operating activities increased $1,322,781, or 63.4%, from $2,087,990 for the fiscal year ended June 30, 2024, to $3,410,771 for the fiscal year ended June 30, 2025. The increase in cash used in operating activities for the year ended June 30, 2025, as compared to 2024 was primarily due to operational loss of $4,783,013 offset by non-cash movements of $1,176,720 and net increase in working capital of $195,522. The noncash expenses comprised $248,940 in depreciation, $102,857 in amortization, $1,341,373 in share based compensation to nonemployee, $432,246 in share-based compensation to employees, $5,534 in share-based compensation to a director, $84,718 in interest expenses on promissory notes, loss on disposal of assets held for sale of $2,877, impairment of property, plant and equipment of $137,632, impairment of asset held for sale of $5,866, operating lease expense of $42,848 and offset by unrealized foreign exchange gain of $582,034, gain from insurance claim of $481,513 and gain on disposal of property, plant and equipment of $164,624. The net increase in working capital was generated from amount due to director, receivables from sale of inventories, other receivables, deposits and prepayments, and accrued liabilities and other payables, offset against decrease of working capital from inventories, accounts payable, related parties and repayments on leases.

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

2. Impairment of Long-Lived Assets and Intangible Assets

We assess long-lived assets, including property, plant and equipment, and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and, for indefinite-lived intangible assets, at least annually. Recoverability of long-lived assets is measured by comparing the carrying value to the estimated undiscounted future cash flows expected from the asset or asset group.

If the carrying value exceeds the expected undiscounted cash flows, an impairment loss is measured as the excess of the carrying amount over fair value. Fair value is generally determined using valuation techniques that incorporate significant estimates and assumptions, including projected future revenues, operating margins, and discount rates.

Our indefinite-lived intangible assets primarily consist of technology-related intellectual property associated with our carbon-negative technology platform, which we expect to generate economic benefits over an indefinite period.

Assessment Methodology

We perform our annual impairment assessment for indefinite-lived intangible assets in the fourth quarter of each fiscal year in accordance with ASC 350-30-35. We may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the qualitative assessment indicates potential impairment, or if we elect to bypass it, we perform a quantitative impairment test.

For the fiscal year ended June 30, 2025, management performed a qualitative assessment. This assessment considered a range of factors, including macroeconomic conditions, industry and market trends, cost factors, regulatory and legal developments, overall financial performance, and internal reporting relative to management’s plans.

In connection with this assessment, management developed projections of expected future performance, including anticipated commercialization and scale-up activities associated with a key customer contract executed prior to the issuance of the financial statements. These projections incorporated management’s expectations regarding pricing, production capabilities, and the Company’s ability to fulfill contractual obligations.

Key Assumptions and Estimates

Although a quantitative impairment test was not required for the fiscal year ended June 30, 2025, the qualitative assessment required the use of significant estimates and assumptions that are consistent with those that would be used in a quantitative analysis. The key assumptions that drive the estimated fair value of our indefinite-lived intangible assets include:

●	projected pricing and demand for carbon removal credits;

●	expected commercialization timelines associated with key customer agreements;

●	projected revenue growth rates associated with scaling our carbon-negative technology platform;

●	anticipated operating margins and cost structure as commercialization progresses; and

●	regulatory developments and market conditions affecting the carbon removal industry.

These assumptions are inherently uncertain and are based on management’s judgment regarding future business performance and market conditions.

Changes in Assumptions Year Over Year

During the fiscal year ended June 30, 2025, management updated its assumptions and projections to reflect current contractual developments, including the execution of a new customer agreement, as well as changes in expected commercialization timing and near-term growth expectations. These updates resulted in a revised outlook for projected future cash flows compared to prior periods.

For context, in the fiscal year ended June 30, 2024, we performed a quantitative impairment assessment that included key valuation inputs such as a discount rate of approximately 9% and long-term inflation assumptions of approximately 2%, along with production capacity and expansion assumptions tied to anticipated plant development. These assumptions were based on management’s expectations at that time regarding market adoption, pricing, and operating performance.

Sensitivity of Key Assumptions

Although a quantitative impairment test was not required for the fiscal year ended June 30, 2025, management considered the sensitivity of key assumptions underlying its qualitative assessment. Changes in key inputs, such as decreases in projected revenue growth rates, delays in commercialization timelines, or adverse changes in carbon credit pricing, could reduce expected future cash flows and, in turn, the estimated fair value of the indefinite-lived intangible assets, potentially resulting in the carrying value exceeding estimated fair value. Similarly, increases in discount rates, if a quantitative analysis were performed, would reduce the present value of projected cash flows and decrease estimated fair value. Adverse changes in market or regulatory conditions, including reduced demand for carbon credits, could also negatively impact projected cash flows and fair value.

While management did not perform a quantitative sensitivity analysis for the 2025 assessment, it evaluated whether reasonably possible changes in key assumptions would indicate that it is more likely than not that the fair value of the assets is less than their carrying amount. However, if actual results differ from these assumptions, such changes could result in the recognition of a non-cash impairment charge and a corresponding reduction in the carrying value of intangible assets on the Company’s consolidated balance sheet.

Events That Could Impact Future Valuations

Future events that could result in a quantitative impairment test or an impairment charge include, among others:

●	significant adverse changes in expected commercialization timelines under key customer contracts;

●	substantial declines in expected pricing or demand for carbon removal credits;

●	material increases in costs that negatively affect projected profitability;

●	inability to fund contractual or operational commitments; and

●	adverse regulatory or market developments affecting our carbon-negative technologies.

Conclusion

Based on the qualitative assessment performed for the fiscal year ended June 30, 2025, management concluded that it was not more likely than not that the fair value of its indefinite-lived intangible assets was less than their carrying amount. Accordingly, no quantitative impairment test was required and no impairment was recognized for these assets during the period.

Impairment and Write-Offs of Plant and Machinery

●	Impairment losses for the fiscal years ended June 30, 2025 and 2024: $137,632 and $134,042, respectively

●	Write-offs for the fiscal years ended June 30, 2025 and 2024: $0 and $3,979, respectively

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

As of the years ended June 30, 2025 and 2024, we recorded accrued compensation costs related to these arrangements of $89,165 and $274,870, respectively.

In certain instances, we issue share-based awards to nonemployees that are fully vested and nonforfeitable upon issuance, including awards issued in advance of receiving goods or services. In such cases, we recognize prepaid share-based compensation in accordance with ASC 718-10-45-3, which is recorded as an asset upon issuance and expensed as the related goods or services are received. The fair value of such awards is determined at the grant date based on the market price of our Common Stock.

These awards are legally issued, fully vested and nonforfeitable upon issuance, and the recipients obtain the same ownership rights as all other holders of the Company’s Common Stock. Accordingly, the shares are recorded within stockholders’ equity upon issuance, while the related prepaid share-based compensation is recognized as an asset and amortized over the applicable service period, in accordance with ASC 718, as the related services are received.

If the related services are not completed, we will evaluate the remaining unamortized prepaid share-based compensation and will reverse amounts associated with unperformed services through additional paid in capital (APIC). In such circumstances, we shall seek to negotiate the voluntary cancellation of shares previously issued; however, such shares are not subject to contractual forfeiture, repurchase, or automatic cancellation provisions. If a cancellation agreement is executed, the related Common Stock and APIC associated with the cancelled shares are reversed.

During the fiscal years ended June 30, 2025 and 2024, we recognized total share-based compensation expense as follows:

	For the year ended June 30,
	2025	2024

Nonemployees	$1,341,373	$252,369
Employees	432,246	135,679
Director	5,534	-
Total	$1,779,153	$388,048

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

This transaction allowed us to eliminate the outstanding debt without the use of cash and resulted in a corresponding increase in stockholders’ equity. The reacquisition price of the debt was at the fair value of the Company’s Common Stock represented by the closing quoted market price of $0.29 per share on its issuance date, August 16, 2024. The Company accounted for this transaction as a capital transaction which represented a distribution to an equity holder and therefore was not charged to earnings. Accordingly, no gain or loss was recognized in the consolidated statements of operations. We believe this transaction strengthens our balance sheet and improves our liquidity position by reducing liabilities through equity-based financing.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Jack Wong	Chief Executive Officer and Director	42	October 1, 2022
Sherina Chui	Chief Financial Officer	49	May 1, 2025
Eric Bava	Chief Operating Officer and Director	45	October 1, 2023
Jeremy P. Concannon	Chief Growth Officer	48	August 1, 2024
Karl Strahl	Director	33	May 1, 2025
Raymond Lee “Buzz” Powell	Director	60	July 3, 2025

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

No executive officer or director has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jack Wong (1)
CEO, and Director	2025	357,075	1,250,000	0	0	0	0	0	1,607,075
President, CEO, and Director	2024	287,650	0	0	0	0	0	0	287,650

Eric Bava (2)
COO, and Director	2025	167,554	0	90,433	0	0	0	0	257,987
COO	2024	90,923	0	135,679	0	0	0	0	226,602

Jeremy P. Concannon (3)
Chief Growth Officer	2025	53,538	0	334,160	0	0	0	0	387,698
—	2024	0	0	0	0	0	0	0	0

(1)	Mr. Jack Wong was appointed President and Chief Executive Officer on October 1, 2022, and resigned as President on September 12, 2023. He was also appointed as Director on March 30, 2023, and Chairman of the Board of Directors on September 12, 2023. Subsequently, on January 23, 2024, Jack Wong stepped down from his position as Chairman of the Board. By Waiver and Consent of Shareholders, Jack Wong was re-elected Director of the Company, effective March 30, 2024. Mr. Wong was paid a total salary of $357,075 and $287,650 for the years ended June 30, 2025, and 2024 respectively. A special bonus of $1.25 million was awarded in fiscal year 2025 in recognition of Mr. Jack Wong’s contributions in transforming the Company into a pioneer in the Net Zero building materials and carbon removal industry. Although the Company previously agreed to provide Mr. Wong with employee stock options, no stock options were granted to him during fiscal year 2025 or fiscal year 2024. As such, no amounts are reported in the “Option Awards” column for those years. Mr. Wong does not receive compensation for his service as a member of the Board.

(2)	Mr. Eric Bava was appointed Chief Operating Officer of the Company on October 1, 2023. Mr. Bava was appointed as a member of the Board effective December 26, 2024. Mr. Bava was paid a total salary of $167,554 and $90,923 for the years ended June 30, 2025, and 2024 respectively. On August 30, 2024, the Company issued 670,000 of the Company’s restricted shares of Common Stock to Mr. Bava as part of his compensation pursuant to the Bava Agreement (discussed below) for his first year’s service to the Company. The fair value of 670,000 shares was $181,235 which calculated based on stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date) and is being amortized over the service period from October 1, 2023 to September 30, 2024. During the year ended June 30, 2025, and 2024 the Company charged $90,433 and $135,679 respectively to selling, general and administrative expenses as salary expenses, respectively. Mr. Bava does not receive compensation for his service as a member of the Board. See the section entitled “Employment Agreements” below for additional details.

(3)	Mr. Jeremy P. Concannon was appointed as Chief Growth Officer (“CGO”) of the Company on August 1, 2024. Mr. Jeremy P. Concannon was paid a total salary of $53,538 and $0 for the years ended June 30, 2025, and 2024 respectively. On August 30, 2024, the Company issued 1,350,000 of the Company’s restricted shares of Common Stock to Mr. Jeremy P. Concanon, as part of the compensation package in the Concannon Agreement (described below) that the Company entered into with Mr. Jeremy P. Concanon on July 31, 2024. The fair value of the first 1,350,000 shares was $365,175, calculated based on stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date), and is being amortized over the requisite service period. During the year ended June 30, 2025, the Company charged $334,160 to selling, general and administrative expenses as salary expenses. The second tranche of 1,350,000 shares of our Common Stock due to be issued to Mr. Concannon on August 31, 2025, under the terms of his services agreement (discussed below), has not been issued as of the date of this Annual Report.

Employment Agreements

Jack Wong

On September 30, 2022, we entered in an offer letter with Mr. Jack Wong (the “Wong Offer Letter”) to serve as the Company’s Chief Executive Officer and President, beginning on October 1, 2022 for a period of five years, subject to further extension by the Company. We agreed to pay Mr. Wong an annual base salary of $287,650 as well as to provide Mr. Wong with the use of an executive vehicle, employee stock options, and reimbursement of all expenses incurred by Mr. Wong while performing work for the Company. The Wong Offer Letter further provides for Mr. Wong to be entitled to personal accident and medical insurance and thirty days of annual leave after one full year of service to the Company, and subjects Mr. Wong to confidentiality and non-compete covenants. Either the Company or Mr. Wong may terminate the agreement upon three months’ prior written notice or three months’ pay in lieu of notice.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of October 20, 2025, we had 1,269,280,891 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share. The following table sets forth information with respect to the beneficial ownership of our Common Stock as of October 20, 2025:

●	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of the outstanding Common Stock of the Company;

●	each executive officer and director of the Company; and

●	all of the Company’s executive officers and directors as a group.

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

	For the Years ended
	June 30,
	2025	2024
Related party transactions:
Sale of property:
Mr. Jack Wong (1)	$857,500	$-
Settlement of debt by shares
BOC (2)	$675,888	$-

Related party balances:

	June 30,
	2025	2024
Amount due to director
Mr. Jack Wong (1)	$209,640	$4,188

Promissory notes issued to related party
BOC (2)	$-	$591,170

(1) Mr. Jack Wong is the Chief Executive Officer of the Company effective October 1, 2022. Further, Jack Wong was re-elected Director of the Company by Waiver and Consent of Shareholders, effective March 30, 2024. This represents sale of the property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 (“Property”) owned by Verde Renewables Inc (“VRI”), for a current market value of $857,500. A gain on disposal of $161,156 was recognized as a result of this transaction.

(2) Borneo Oil Corporation Sdn. Bhd. (“BOC”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”) (holding 13.4% of the Company’s issued and outstanding Common Stock as of June 30, 2025). On March 13, 2023, the Company and its former indirect wholly-owned subsidiary Champmark Sdn Bhd (“CSB”) entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s account payable to a related party, BOC by way of the issuance of a two year term promissory note with the principal amount of $675,888, and bearing 2% coupon interest. This promissory note was repayable by May 12, 2025, either in cash or by the issuance of the Company’s restricted Common Stock at a price of $0.07 per share at the discretion of the holder. A total of 9,655,542 shares of the Company’s restricted Common Stock were issued on August 16, 2024, to BOB, the appointed nominee of the creditor, to settle in full the total of $675,888 of CSB’s account payable to the creditor.

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

	Year Ended June 30, 2025	Year Ended June 30, 2024
Audit Fees (1)	$67,742	$49,382
Audit Related Fees (2)	$35,000	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$102,742	$49,382

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance only.

(4)	All other fees consist of fees billed for all other services.

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

The following exhibits are included as part of this report:

Exhibit No.	Exhibit Description
2.1	Share Sale Agreement dated March 13, 2023, by and between Verde Resources Asia Pacific Limited and Jusra Mining Merapoh Sdn Bhd (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2023).
2.2	Shares Sale Agreement dated March 23, 2023, by and between Verde Resources (Malaysia) Sdn Bhd and Murugesu A/L M. Narasimha and Deivamalar A/P Kandiah (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2023).
3.1	Amended Articles of Incorporation of the Registrant. (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
3.2	Amended and Revised Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 29, 2024).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.1#+	License Agreement, dated October 10, 2025, by and between Verde Renewables, Inc. and Ergon Asphalt & Emulsions, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2025).
10.2	Joint Development Agreement between Verde Resources, Inc. and C-Twelve Pty Ltd dated May 19, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Second Amendment to its Current Report on Form 8-K, filed with the SEC on May 22, 2025).
10.3+	Addendum to Joint Development Agreement, Effective October 8, 2025, by and between Verde Resources, Inc. and C-Twelve Pty Ltd. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 14, 2025).
10.4	Purchase and Sale Agreement dated January 17, 2025, by and between Verde Estates LLC and TAFleer Properties LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 24, 2025).
10.5	Consulting Services Agreement dated November 29, 2024, by and between Verde Renewables, Inc. and AUM Media Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2024).
10.6	Service Agreement dated October 22, 2024, by and between Verde Resources, Inc. and GECA Environnement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 23, 2024).
10.7	Settlement of Debts Agreement dated March 13, 2023, by and between Verde Resources, Inc., Champmark Sdn Bhd, and Borneo Oil Corporation Sdn Bhd. (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 16, 2023).
10.8	Promissory Note of Verde Resources, Inc. dated March 13, 2023 (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 16, 2023).
10.9	Supplementary Agreement dated August 16, 2024, to that certain Settlement of Debts Agreement dated March 13, 2023, by and between Verde Resources, Inc. and Borneo Oil Corporation Sdn Bhd (incorporated by reference to Exhibit 10 of the Registrant’s First Amendment to its Current Report on Form 8-K, filed with the SEC on August 19, 2024).
10.10	Fixed Price Research Agreement dated June 27, 2024, by and between Verde Renewables, Inc. and Auburn University (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024).
10.11†	Services Agreements dated April 20, 2024, by and between Verde Resources, Inc. and Dr. Nam Tran and Dr. Raymond Powell (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).

10.12	Services Agreement dated October 23, 2023, by and between Verde Renewables, Inc. and Donald R. Fosnacht (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2023).
10.13	Services Agreement dated December 15, 2022, by and between Verde Resources, Inc. and Looi Pei See (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2022).
10.14	Product Distribution Agreement dated November 22, 2022, by and between Verde Life Inc. and Country Farms Sdn Bhd (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 25, 2022).
10.15†+	Employment Agreement dated October 1, 2023, by and between Verde Renewables, Inc. and Eric Joseph Brava (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.16†	Offer Letter dated September 30, 2022, by and between Verde Resources, Inc. and Jack Wong (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 6, 2022).
10.17†+	Employment Agreement dated July 29th, 2024, by and between Verde Renewables Inc. and Jeremy P. Concannon. (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.18†+	Addendum to Employment Agreement dated September 27, 2024, by and between Verde Renewables Inc. and Jeremy P. Concannon (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.19†+	Employment Agreement dated April 30, 2025, by and between Verde Renewables Inc. and Sherina Chui. (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.20†	Director Appointment Agreement dated May 1, 2025, by and between the Registrant and Karl Strahl. (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.21†+	Services Agreement dated July 31, 2024, by and between the Registrant and Jeremy P. Concannon. (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.22†	Addendum to Employment Agreement dated May 1, 2025, by and between the Registrant and Eric Joseph Bava. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
19.1	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of the Principal Executive Officer
32.2**	Section 1350 Certification of the Principal Financial Officer
97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

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

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 3rd day of June, 2026.

VERDE RESOURCES, INC.

By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sherina Chui
Sherina Chui
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jack Wong	Chief Executive Officer and Director	June 3, 2026
Jack Wong	(principal executive officer)

/s/ Sherina Chui	Chief Financial Officer	June 3, 2026
Sherina Chui	(principal financial and accounting officer)
/s/ Eric Bava	Director	June 3, 2026
Eric Bava

/s/ Karl Strahl	Director	June 3, 2026
Karl Strahl

/s/ Raymond Lee Powell	Director	June 3, 2026
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VERDE RESOURCES, INC.

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheet of Verde Resources, Inc. and its subsidiaries (the ‘Company’) as of June 30, 2025 and 2024, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Kuala Lumpur, Malaysia

October 23, 2025 except for Notes 2, 3, 6, 13, 15, 16, 21 and 24 to the financial statements, as to which the date is June 3, 2026.

VERDE RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30,
	2025	2024
		(revised)
ASSETS
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

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2025	2024

Revenue, net	$133,202	$96,584

Cost of revenue	51,789	62,978

Gross profit	81,413	33,606

Operating expenses:
Selling, general and administrative expenses	5,889,024	2,882,376
Other operating expenses	214,410	237,047
Total operating expenses	6,103,434	3,119,423

LOSS FROM OPERATION	(6,022,021)	(3,085,817)

Other (expense) income:
Interest expense	(102,703)	(176,483)
Rental income	38,200	68,200
Gain from insurance claims	481,513	-
Unrealized foreign exchange gain	582,034	-
Gain on disposal of property, plant and equipment	164,624	-
Interest income	70,650	1,112
Other income	4,690	5,326
Total other income (expense), net	1,239,008	(101,845)

LOSS BEFORE INCOME TAXES	(4,783,013)	(3,187,662)

Income tax expense	-	(112)

NET LOSS	(4,783,013)	(3,187,774)

Net loss attributable to non-controlling interest	(36)	-
Net loss attributable to Verde Resources Inc., shareholders	(4,782,977)	(3,187,774)
	$(4,783,013)	$(3,187,774)

Other comprehensive (loss) income:
- Foreign currency adjustment (expense) income	(88,903)	7,286

COMPREHENSIVE LOSS	$(4,871,916)	$(3,180,488)

Net loss per share
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	1,242,092,192	1,187,606,780

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended June 30,
	2025	2024
		(revised)
Cash flows from operating activities:
Net loss	$(4,783,013)	$(3,187,774)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	248,940	417,517
Amortization	102,857	115,359
Stock-based compensation-nonemployee	1,341,373	252,369
Stock-based compensation-employee	432,246	135,679
Stock-based compensation-director	5,534	-
Finance cost interest element of promissory notes (non-cash)	84,718	103,380
Operating lease expense	42,848	28,240
Deposit paid for acquisition of subsidiary written off	-	21,316
Impairment on accounts receivable	-	27,481
Impairment on other receivables	-	29,842
Impairment on property, plant and equipment	137,632	134,042
Impairment on advance to supplier	-	177,200
Impairment on assets held for sale	5,866	-
Write down of inventories	-	15,587
Unrealized foreign exchange gain	(582,034)	-
Gain from insurance claim	(481,513)	-
Loss on disposal of asset held for sale	2,877	-
Gain on disposal of property, plant and equipment	(164,624)	-
Inventories written off	-	5,978
Property, plant and equipment written off	-	3,979
Change in operating assets and liabilities:
Accounts receivable	(121,278)	(81,427)
Other receivables and deposits	(34,867)	(22,918)
Prepayments	(20,098)	(6,656)
Inventories	32,733	(235,677)
Accounts payables	(44,368)	19,725
Accrued liabilities and other payables	277,467	(38,160)
Advanced from director	205,581	(5,472)
Advanced from/to related parties	(61,206)	30,640
Repayment of operating lease liabilities	(38,442)	(28,240)
Net cash used in operating activities	(3,410,771)	(2,087,990)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	943,300	-
Proceeds from disposal of property, plant and equipment	947,995	-
Proceeds from insurance recoveries	541,221	-
Withdrawal of deposit with bank	750,000	-
Placement of deposit with bank	-	(2,000,000)
Purchase of property, plant and equipment	(378)	(16,646)
Net cash provided by (used in) investing activities	3,182,138	(2,016,646)

Cash flows from financing activities:
Repayment to lease liabilities	(712,140)	(138,156)
Proceeds of bank loan	-	50,000
Repayment of bank loan	(211,440)	(29,560)
Advanced from other payables	-	136,983
Proceeds from issuance of Common Stock	1,983,000	4,108,379
Refund from cancellation of Common Stock	(80,000)	-
Net cash provided by financing activities	979,420	4,127,646

Net change in cash and cash equivalent	750,787	23,010

Foreign currency translation adjustment	(8,812)	55,718

Net change in cash and cash equivalents	741,975	78,728

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	279,137	200,409

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$1,021,112	$279,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$16,247	$59,566

SUPPLEMENTAL NONCASH DISCLOSURE:
Share issuance for employee compensation	392,903	$-
Promissory Note to related party settled by Company’s Common Stock	675,888

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(revised)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Non- controlling	Total stockholders’
	No. of shares	Amount	capital	income (loss)	deficit	interest	equity

Balance as of July 1, 2023	1,176,200,278	$1,176,200	$45,415,958	$(79,192)	$(10,292,430)	$-	$36,220,536

Shares issued to service provider	1,000,000	1,000	133,000	-	-	-	134,000
Shares issued for private placement	44,651,232	44,651	4,273,556	-	-	-	4,318,207
Shares cancelled	(504,924)	(505)	(175,480)	-	-	-	(175,985)
Net loss for the year	-	-	-	-	(3,187,774)	-	(3,187,774)
Foreign currency translation adjustment	-	-	-	7,286	-	-	7,286

Balance as of June 30, 2024	1,221,346,586	$1,221,346	$49,647,034	$(71,906)	$(13,480,204)	-	$37,316,270

Balance as of July 1, 2024	1,221,346,586	$1,221,346	$49,647,034	$(71,906)	$(13,480,204)	-	$37,316,270

Share issued for private placement	21,202,213	21,202	1,961,798	-	-	-	1,983,000
Shares issued to service provider	8,856,550	8,856	1,808,091	-	-	-	1,816,947
Shares issued to employee	2,070,000	2,070	520,978	-	-	-	523,048
Shares issued for settlement of promissory notes	9,655,542	9,656	666,232	-	-	-	675,888
Shares cancelled	(800,000)	(800)	(79,200)	-	-	-	(80,000)
Shares issued to director	350,000	350	5,184	-	-	-	5,534
Net loss for the period	-	-	-	-	(4,782,977)	(36)	(4,783,013)
Foreign currency translation adjustment	-	-	-	(88,903)	-	-	(88,903)

Balance as of June 30, 2025	1,262,680,891	$1,262,680	$54,530,117	$(160,809)	$(18,263,181)	(36)	$37,368,771

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On June 27, 2024, the Company entered into an agreement with The National Center for Asphalt Technology at Auburn University (“NCAT”) to undertake a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” (the “Project”). The Project, led by Dr. Nam Tran, Associate Director and Research Professor at NCAT, involved a comprehensive performance testing on the NCAT Test Track in Opelika, Alabama. This facility, sponsored by various state Departments of Transportation (DOTs) and in partnership with the Minnesota Road Research Facility (MnROAD), is dedicated to advancing sustainable pavement technologies. Success in this Project is expected to drive widespread adoption of a net-zero road construction blueprint by DOTs across the United States and the federal DOT. The Project commenced on June 24, 2024, and is expected to conclude on September 30, 2027, with the first draft of the final report expected in Spring 2027.

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

This conclusion reflects the increased integration of the Company’s operations, including centralized decision-making, shared resources, and alignment of strategic objectives across the organization. In prior periods, the Company had evaluated its operations as potentially comprising multiple segments based on earlier organizational structures and the CODM had used sales and operating income as the primary measures of segment profit or loss to assess performance and make resource allocation decisions. The CODM assessed those metrics and compared actuals to budgeted and forecasted values to evaluate segment operating performance and allocate resources to the operating segments.

As a result of these changes, management now evaluates performance and allocates resources on a consolidated basis.

This change did not impact the Company’s consolidated financial statements but may affect the comparability of segment-related disclosures between periods. See Note 3 – Business Segment Information for additional information.

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

No allowance for expected credit losses on accounts receivable was recognized for the financial years ended June 30, 2025 and 2024.

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

The Company also evaluates property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 7 for details of property, plant and equipment and related depreciation expense.

Depreciation and Impairment of Plant and Machinery

●	Depreciation expense for the years ended June 30, 2025 and 2024: $248,940 and $417,517, respectively

●	As of June 30 2025, and 2024:

○	Impairment losses: $137,632 and $134,042, respectively, and plant and machinery

○	Write-offs: $0 and $3,979, respectively

Intangible Assets

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

These estimates are inherently subjective and sensitive to changes in assumptions and market conditions. Actual results or changes in estimates could result in material impairment charges in future periods. See Note 8 for details of intangible assets and related impairment write offs.

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

The Company also follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining whether the Company is the principal or an agent in arrangements with customers that involve another party that contributes to the provision of goods to a customer. In these instances, the Company determines whether it has promised to provide the goods itself (as principal) or to arrange for the specified goods to be provided by another party (as an agent). This determination is a matter of judgment that depends on the facts and circumstances of each arrangement. As such the Company derives its revenue from the sale of products and services in its role as a principal.

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

The Company’s share-based awards consist of common shares that are legally issued, fully vested, and nonforfeitable upon grant. Accordingly, such shares are included in the weighted-average shares outstanding from the date of issuance, and there are no unvested or forfeitable awards requiring separate consideration in the calculation of basic or diluted net loss per share.

For the years ended June 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted average common shares, due to the Company’s net loss position. Hence no Common Stock equivalents were included in the computation of diluted net loss per shares since such inclusion would have been antidilutive.

Stock Cancellation and Reissuance Policy

In certain circumstances, after the Company grants fully vested and nonforfeitable share-based awards to nonemployees, the Company may enter into mutual agreements with the recipients to cancel shares associated with services not yet performed or no longer expected to be performed under the applicable arrangements. In such instances, the Company evaluates the substance of the arrangement in accordance with ASC 718-10-25-2 and ASC 718-10-35-1, which require that compensation cost be recognized based on the goods or services received. In accordance with ASC 718-10-45-3, the grant date fair value of these awards are initially recognized as a prepaid share-based compensation, which is recognized as compensation expense over the period in which the related goods or services are received. When mutual agreements are concluded to cancel shares associated with services which are not performed or are no longer expected to be performed, the Company reverses the remaining balance of the prepaid share-based compensation, which represents the value of services not yet performed. There are no reversals of previously recognized share-based compensation expense relating to services already performed under the applicable arrangements.

Treasury Stock Policy

The Company may also, if required, cancel shares of its Common Stock that have been repurchased or otherwise reacquired, including shares acquired through share repurchase programs or forfeited under equity compensation plans. Cancelled shares are retired and removed from the issued and outstanding share count in accordance with applicable corporate law and the Company’s Articles of Incorporation.

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

As of year-ended June 30, 2025, there have been no Treasury Stock purchases by the Company.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Presentation Considerations

Awards that are fully vested and nonforfeitable are included in shares issued and outstanding at the grant date.

Accordingly:

●	for nonemployees - APIC, together with shares issued, is recognized at the grant date fair value of the awards, with a corresponding increase in prepaid share-based compensation, which is recognized as compensation expense over the period in which the related goods or services are received.

●	for employees - APIC is recognized to the extent that, together with shares issued, reflect the compensation cost for the requisite service period rendered as of the reporting date. Any remaining unrecognized compensation cost is recorded in APIC over the remaining requisite service period.

The impact of such awards on earnings per share is evaluated in accordance with ASC 718-10-45-1.

Stock-Based Compensation Expense

During the years ended June 30, 2025 and 2024, the Company recognized share-based compensation expense as follows:

●	Nonemployees: $1,341,373 and $252,369, respectively

●	Employees: $432,246 and $135,679, respectively

●	Directors: $5,534 and $0, respectively

In addition, the Company recorded $89,165 and $274,870 as accrued compensation cost for share-based arrangements for which the grant date had not yet been established during the years ended June 30, 2025 and 2024, respectively.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 - BUSINESS SEGMENT INFORMATION

The Company applies the provisions of ASC Topic 280, Segment Reporting, which requires disclosure of information about operating segments based on how management organizes the Company’s business activities for making operating decisions and assessing performance. The Company’s Chief Executive Officer serves as the CODM.

The CODM reviews consolidated financial information, including revenue, operating expenses and net income (loss), when evaluating performance and allocating resources. The CODM uses net income (loss) as the primary measure of performance and uses revenue as the primary measure for allocating resources.

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

In prior periods, the Company had evaluated its operations as potentially comprising multiple segments based on earlier organizational structures and internal considerations and these segments were (i) trading and production of building materials and renewable commodities, (ii) holding of real property and (iii) licensor of proprietary pyrolysis technology. The CODM used sales and operating income as the primary measure of segment profit or loss to assess performance and allocate resources.

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

	Consolidated June 30, 2025	Consolidated June 30, 2024 (revised)

Revenue	$133,202	$96,584
Cost of revenue	51,789	62,978
Gross profit	81,413	33,606
Operating expenses:
Depreciation and amortization	(351,797)	(532,876)
Impairment on property, plant and equipment	(137,632	(134,042)
Impairment on advance to supplier	-	(177,200)
Payroll expenses	(2,615,348)	(960,155)
Consultant fees	(1,425,097)	(347,792)
Research and development expense	(472,090)	(100,000)
Legal and professional fees	(453,354)	(258,135)
Other segment expenses	(648,116)	(609,223)
Loss from operations	(6,022,021)	(3,085,817)
Interest expense	(102,703)	(176,483)
Rental income	38,200	68,200
Unrealized foreign exchange gains	582,034	-
Gain from insurance claim	481,513	-
Gain on disposal of property, plant and equipment	164,624	-
Interest income	70,650	1,112
Other income	4,690	5,326
Loss before income tax	(4,783,013)	(3,187,662)
Income tax	-	(112)
Net loss	$(4,783,013)	$(3,187,774)

Substantially all of the Company’s revenue is generated in the United States. Long-lived assets are located primarily in the United States and in its subsidiaries in Malaysia and the British Virgin Islands, with the Company’s key intellectual property held by its BVI subsidiary.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 4 - DEPOSIT WITH BANKS

●	Interest rates: 1.98% to 4.64% and 4.64% per annum as of June 30, 2025 and 2024, respectively

●	Maturities: 120 to 270 days and 120 to 365 days as of June 30, 2025 and 2024, respectively

NOTE 5 - INVENTORIES

Inventories as of June 30, 2025 and 2024 consisted of the following:

	As of June 30,
	2025	2024

Manufactured bio produce	$77,399	$70,560
Trading goods	207,162	238,584
Total inventories	$284,561	$309,144

Trading goods represent bio asphalt products purchased from an external supplier.

NOTE 6 – OTHER RECEIVABLE, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments as of June 30, 2025 and 2024 consisted of the following:

	As of June 30,
	2025	2024 (revised)

Deposits	6,781	4,775
Other receivables	41,976	31,929
	48,757	36,704
Less: impairment on other receivables	(33,110)	(29,842)
Other receivables and deposits, net	15,647	6,862
Prepayments	46,605	26,507
Prepaid share based compensation – nonemployees (current portion)	455,291	135,144
	$517,543	$168,513

Prepaid share based compensation – nonemployees (non-current portion)	$126,047	$65,522

The Company accounts for share-based compensation in accordance with ASC 718 based on the grant-date fair value of the awards. When awards are granted to nonemployees in advance of the related services, the Company records the fair value as prepaid share-based compensation and recognizes the expense over the service period. Share-based compensation for employees is recognized over the requisite service period without the recognition of a prepaid asset. The portion of prepaid share-based compensation to nonemployees expected to be recognized within twelve months is classified as a current asset, with the remainder classified as non-current. This classification reflects the expected timing of the underlying service periods as defined in the applicable agreements

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at June 30, 2025 and 2024 is as follows:

	As of June 30,
	2025	2024

Land and building	$-	$1,258,360
Plant and machinery	1,843,774	1,875,761
Office equipment	6,161	6,168
Computers	14,233	13,908
Motor vehicles	4,240	140,989
Furniture and fittings	4,421	16,359
Renovation	4,431	4,431
	1,877,260	3,315,976
Less: accumulated depreciation	(480,820)	(382,141)
Foreign exchange adjustment	178,544	(17,829)
Total Property, plant and equipment	$1,574,984	$2,916,006

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Property, Plant and Equipment

●	Depreciation expense for the years ended June 30, 2025 and 2024: $248,940 and $417,517, respectively

●	Impairment losses for the years ended June 30, 2025 and 2024: $137,632 and $134,042, respectively, related to assets intended to be disposed and transferred to assets held for disposal at net carrying values of $350,000 and $606,043, respectively

●	Write-offs of plant and machinery for the years ended June 30, 2025 and 2024: $0 and $3,979, respectively

●	Assets pledged as collateral:

○ Land and buildings with a net carrying amount of $0 and $701,817 as of June 30, 2025 and 2024, respectively

●	Assets under financing arrangements:

○ Plant and machinery: $0 and $7,688 as of June 30, 2025 and 2024, respectively

○ Motor vehicles: $0 and $98,362 as of June 30, 2025 and 2024, respectively

On December 10, 2024, CEO Jack Wong entered into a Sale and Purchase Agreement (the “Wong Agreement”) with VRI to purchase the Property at the current market value of $857,500 with payment in equal installments over 26 pay cycles. Pursuant to the Agreement, VRI shall immediately transfer ownership of the Property to CEO Jack Wong by Warranty Deed, free of encumbrances except as specified in the Agreement. The transfer of title was completed on December 19, 2024.

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

ASC 350-30-35, Intangibles - Goodwill and Other, provides for an option to first perform a qualitative assessment to determine whether it is more likely than not that an asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying value, a quantitative impairment test is not required. If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed. Our annual impairment assessment of our identifiable indefinite-lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 9 – ASSETS HELD FOR SALE

At June 30, 2025 and 2024, assets held for sale are as follows:

	As of June 30,
	2025	2024

Plant and machinery	$-	$213,494
Motor vehicles	9,866	392,549
	9,866	606,043
Less: impairment	(5,866)	-
Total assets held for sale	$4,000	$606,043

The Company, through Verde Estates LLC, decided to sell its property located in La Belle, Missouri (the “La Belle Property”) and entered into discussions with a buyer to sell the La Belle Property prior to December 31, 2024. The La Belle Property has been presented separately in the balance sheet as assets held for sale as at December 31, 2024. On January 17, 2025, the Company entered into a Purchase and Sale Agreement (the “TAFleer Agreement”) with TAFleer Properties LLC, a Missouri limited liability company (the “Buyer”). Under the terms of the TAFleer Agreement, the proceeds for the sale of the La Belle Property were USD 350,000 paid in full by the Buyer at closing. The disposition of the La Belle Property was completed in January 2025.

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

Assets Held for Sale

●	Assets acquired under financing arrangements (as of June 30, 2025 and 2024):

	○	Plant and machinery: $0 and $168,994, respectively

	○	Motor vehicles: $0 and $350,217, respectively

●	Impairment loss on assets held for sale for the years ended June 30, 2025 and 2024: $5,866 and $0, respectively

NOTE 10 - DEPOSIT PAID

At June 30, 2025 and 2024, deposits consist of the following:

	As of June 30,
	2025	2024
Security deposit
- Factory site	$80,000	$80,000

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 12 - AMOUNTS DUE TO/FROM RELATED PARTIES AND DIRECTOR

The following breakdown of the balances due to related parties and director, consisted of:-

	As of June 30,
	2025	2024 (revised)
Amount due to related parties
Borneo Oil Corporation Sdn. Bhd (“BOC”) (2)	$72,869	$70,677
Borneo Oil Berhad (“BOB”) (1)	3,007	3,007
Taipan International Limited (3)	119,153	119,153
Borneo Energy Sdn Bhd (1)	16,356	14,599
Victoria Capital Sdn Bhd (4)	5,913	93,270
UnitiMart Sdn Bhd (1)	-	7,782
Makin Teguh Sdn Bhd (1)	19,379	19,379
J. Ambrose & Partners (5)	75,904	48,588
SB Resorts Sdn Bhd (2)	6,622	2,120
SB Supplies & Logistics Sdn Bhd (1)	4,612	5,936
Borneo Eco Food Sdn. Bhd. (1)	1,159	1,039
Total due to related parties	$324,974	$385,550

Amount due from a related party
Vetrolysis Limited (6)	$100	$100

Amount due to director
Mr. Jack Wong (7)	$209,640	$4,188

(1)	Borneo Oil Berhad (“BOB”) is the ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn. Bhd., SB Supplies & Logistic Sdn. Bhd. and UnitiMart Sdn. Bhd., (holding 13.4% of the Company’s issued and outstanding Common Stock as of June 30, 2025). Makin Teguh Sdn Bhd is an associate of BOB. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand.

(2)	SB Resorts Sdn. Bhd. and Borneo Oil Corporation Sdn. Bhd. (“BOC”) are wholly owned subsidiaries of Borneo Oil Berhad (“BOB”) (holding 13.4% of the Company’s issued and outstanding Common Stock as of June 30, 2025). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(3)	Taipan International Limited is one of the shareholders of the Company and held 15.4% of the Company’s issued and outstanding Common Stock as of June 30, 2025. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand.

(4)	Victoria Capital Sdn. Bhd. is one of the shareholders of the BOB (holding 7.8% if BOB’s shares) and also is a direct shareholder of Company, holding 0.2% of the Company’s issued and outstanding Common Stock as of June 30, 2025. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand.

(5)	J. Ambrose & Partners is controlled by J Ambrose who is one of the shareholders of the Company, and he held 1.6% of the Company’s issued and outstanding Common Stock as of June 30, 2025. He is also a substantial shareholder of BOB. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand.

(6)	Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited.

(7)	Mr. Jack Wong is the Chief Executive Officer of the Company effective October 1, 2022. Further, Jack Wong was re-elected Director of the Company by Waiver and Consent of Shareholders, effective March 30, 2024. This represents remaining balance of the special bonus of $1.25 million to CEO Jack Wong approved by the Board of the Company on December 9, 2024. On December 10, 2024, CEO Jack Wong entered into the Wong Agreement to purchase the Property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 owned by VRI, for a current market value of $857,500.The Board also approved the option for this amount to be repaid through monthly installments deducted from the bonus over 26 pay cycles starting from January 2025. This transaction shall be structured as a sale and purchase agreement between the Company and CEO Jack Wong, with no cash exchange involved. The remaining balance of the bonus shall be allocated to cover any taxes associated with the bonus on behalf of CEO Jack Wong

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 13 - PROMISSORY NOTE TO RELATED PARTY

	As of June 30,
	2025	2024

Promissory Note to related party	$-	$591,170

The following is a reconciliation of the beginning and ending balances of promissory notes payable using Level 3 inputs:

	As of June 30,
	2025	2024

Balance at the beginning of year	$591,170	$487,790
Accretion of liability	84,718	103,380
Converted to Company Common Stock	(675,888)	-
Balance at the end of year	$-	$591,170

On March 13, 2023, the Company and its former indirect wholly-owned subsidiary Champmark Sdn Bhd (“CSB”) entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s account payable to a related party, Borneo Oil Corporation Sdn Bhd (“BOC”) by way of the issuance of a two year term Promissory Note with the face value (principal) amount of $675,888 and bearing 2% coupon interest. The Note was repayable by May 12, 2025, either in cash or by the issuance of the Company’s Common Stock priced at $0.07 per share at the discretion of the holder of the Promissory Note. The fair value of the Promissory Note of $481,023 was calculated using the net present value of estimated future cash flows with the assumptions of risk free rate at 4.03%, credit spread of 11.6% and liquidity risk premium of 5.6%. On August 16, 2024, the Company entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total amount of $675,888 into 9,655,542 shares of the Company’s Common Stock at the agreed conversion price of $0.07 per share for issuance on August 16, 2024. A total of 9,655,542 shares of the Company’s Common Stock were issued on August 16, 2024, to Borneo Oil Berhad, the appointed nominee of the Creditor, to settle in full the total of $675,888 of CSB’s account payable to the Creditor.

The Company determined the reacquisition price of the debt based on the fair value of the Company’s Common Stock issued to the Creditor. The fair value was determined using the closing quoted market price of $0.29 per share on August 16, 2024, the date the shares were issued, in accordance with ASC 470-50-40-3 and ASC 850. Because the debt holder was a related party shareholder, the Company evaluated the transaction under ASC 470-50-40-2 and ASC 850 to determine whether the extinguishment should be recognized in earnings or treated as a capital transaction. In making this determination, the Company considered that the creditor was an existing equity holder and accordingly, concluded that the transaction represented a transaction with an owner in their capacity as an equity holder, and therefore was accounted for as a restructuring of capital.

Based on this evaluation, the Company accounted for the transaction as a capital transaction. Accordingly, the liability was derecognized as its carrying amount, and the excess of the fair value of the shares issued over the carrying amount of the debt was recorded within APIC. No gain or loss on extinguishment of debt was recognized in the consolidated statements of operations. The issuance of equity in satisfaction of debt is classified as a non-cash financing activity and is disclosed as such in the consolidated statements of cash flows.

As of August 16, 2024, there were no remaining balances payable to or receivable from BOC related to this transaction.

Promissory Notes – Interest Expense

●	Accretion of liability (presented as interest expense) for the years ended June 30, 2025 and 2024: $84,718 and $103,380, respectively

●	Interest expense at 2% for the years ended June 30, 2025 and 2024: $1,738 and $13,536, respectively

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	As of June 30,
	2025	2024

Assets
Right-of-use asset (1)	$720,000	$720,000
Right-of-use assets (2)	162,092	64,910
Total RoU assets	$882,092	$784,910
Less: Accumulated amortization	(363,717)	(275,428)
	$518,375	509,482

Liabilities
Current:
Operating lease liabilities	$38,311	$24,881
Finance lease liabilities	-	22,323
	38,311	47,204

Finance lease liabilities – assets held for sale	$-	$603,252
Total Current Lease Liabilities	$38,311	650,456

Non-current:
Operating lease liabilities	$91,639	$4,602
Finance lease liabilities	-	86,565
Total Non-current Lease Liabilities	91,639	91,167

Total lease liabilities	$129,950	$741,623

Leases

●	Right-of-use assets: $518,375 and $509,482 as of June 30, 2025 and 2024, respectively

●	Lease liabilities: $129,950 and $741,623 as of June 30, 2025 and 2024, respectively

●	Amortization of right-of-use assets for the years ended June 30, 2025 and 2024: $34,825 and $117,517, respectively

(1)	This leasing arrangement for the lease of the Segama factory amounting to $720,000 is for a lease term of seven (7) years and included an exclusive right and option to purchase the factory site, together with all its right title and interest, for a consideration to be mutually agreed between the parties at any time during the period of two years from the date of the Lease Agreement ended March 1, 2024. The option was not exercised and has lapsed.

There are no corresponding lease liabilities recorded as the lease payments for the entire lease period has been paid upfront upon inception of the agreement.

(2)	The Company through its wholly owned subsidiary VRI entered into various lease arrangements for the use of motor vehicles for lease term of three (3) to four (4) years which expire at various dates through 2029. Certain of the lease arrangements contain option to purchase at an agreed consideration as stated in the respective lease agreement. The Company’s lease agreements do not contain any material restrictive covenants.

The table below presents the information related to weighted average discount rate and the remaining lease term (years) of the operating leases.

	As of June 30,
	2025	2024
Operating leases
Weighted average discount rate	9.00%	18.20%
Weighted average remaining lease term (years)	3.10	1.17
Finance leases
Weighted average discount rate	NA	6.73%
Weighted average remaining lease term (years)	NA	3.66

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

Future Contractual Lease Payments as of June 30, 2025

The table below summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years and thereafter ending June 30:

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

Common stock outstanding

As of June 30, 2025 and 2024, the Company had received proceeds and entered into binding subscription agreements for 7,744,445 shares and 21,988,335 shares respectively, that were issued shortly after year-end due to administrative timing. The Company had no remaining substantive performance obligations, and the investors were irrevocably committed to the transactions as of the balance sheet date, with no conditions precedent remaining. These 7,744,445 shares as of June 30, 2025 were subsequently issued in July 2025, and 21,988,335 shares as of June 30, 2024 were subsequently issued in July 2024 and August 2024.

Shares based awards represent unregistered securities and are subject to resale restrictions under Rule 144 of the Securities Act of 1933, as amended.

Stock cancellations and re-issuances

●	On September 8, 2023, the Company, through VRI, entered into a Service and Stock Cancellation Agreement with Steven Sorhus pursuant to the termination of his service resulting in the cancellation of 171,591 shares. The Service Agreement was dated December 1, 2022 for the first tranche of 300,000 shares of Common Stock which were issued at $0.20 per share on December 31, 2022 totaling $60,000.

The cancellation of the shares, were effected via the cancellation of the initial 300,000 shares which was completed on March 28, 2024 and the re-issuance of 128,409 shares of shares of Common Stock on May 24, 2024, to compensate his prior service.

●	On September 8, 2023, the Company, through VRI, entered into a Service and Stock Cancellation Agreement with EMGTA LLC to cancel the Service Agreement dated December 1, 2022, including the cancellation of 375,000 shares of Common Stock that were issued at $0.20 per share on December 31, 2022 totaling $75,000 as consideration for certain services. The cancellation is still in process.

●	On September 12, 2023, the Company, through VRI, entered into a Service and Stock Cancellation Agreement with Y M Tengku Chanela Jamidah Y A M Tengku Ibrahim pursuant to the termination of her service resulting in the cancellation of 333,333 shares. The Service Agreement was dated November 30, 2022 for the first tranche of 500,000 shares of Common Stock which were issued at $0.20 per share on December 31, 2022 totaling $100,000.

The cancellation of the shares were effected via the cancellation of the initial 500,000 shares, which was completed on March 28, 2024 and the re-issuance of 166,667 shares of shares of Common Stock on May 24, 2024, to compensate her prior service.

As such, the total number of cancelled shares of 504,924 shares and the number of shares remaining to be cancelled of 375,000 shares were measured at the grant-date fair value of $0.20 per share as per the original service agreements, and equity was reduced by $175,985 accordingly.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Stock issued and stock cancelled to shareholders

●	On November 22, 2023, the Company issued a total of 14,931,624 shares of Common Stock comprising 11,538,461 shares of Common Stock for $1,050,000 at $0.091 per share to five non-U.S. shareholders, 100,000 shares of Common Stock for $10,000 at $0.10 per share to one non-U.S. shareholder, 1,943,163 shares of Common Stock for $176,828 at $0.091 per share to ten U.S. shareholders and 1,350,000 shares of Common Stock for $135,000 at $0.10 per share to nine U.S. shareholders.

●	On December 4, 2023, the Company issued a total of 1,238,889 shares of Common Stock comprising of 850,000 shares of Common Stock for $85,000 at $0.10 per share to four U.S. shareholders and 388,889 shares of Common Stock for $35,000 at $0.09 per share to one U.S. shareholders.

●	On April 12, 2024, shares that were committed to be issued as of March 31, 2024 were fully settled by way of issuance of 2,881,274 shares of Common Stock at $0.108 per share to four non-U.S. shareholders in settlement of $311,178 subscription amounts paid, and issuance of 200,000 shares of Common Stock on April 15, 2024 at $0.091 per share to one U.S. shareholder in settlement of $18,200 subscription amount paid.

●	On April 15, 2024, the Company issued a total of 3,055,555 shares of Common Stock to four U.S. shareholders, in which 2,300,000 shares of Common Stock were issued at $0.10 per share to two U.S. shareholders, 200,000 shares of Common Stock were issued at $0.091 per share to one U.S. shareholder, and 555,555 shares of Common Stock were issued at $0.09 per share to one U.S. shareholder.

●	On July 24, 2024, the Company issued 3,194,443 shares of Common Stock for $287,500 at $0.09 per share to four U.S. shareholders and 6,005,000 shares of Common Stock for $600,500 at $0.10 per share to twenty U.S. shareholders and one non-U.S. shareholder.

●	On August 9, 2024, the Company issued 888,888 shares of Common Stock for $80,000 at $0.09 per share to one U.S. shareholder and 11,840,000 shares of Common Stock for $1,184,000 at $0.10 per share to twenty-three U.S. shareholders and one non-U.S. shareholder.

●	On August 26, 2024, the Company issued 722,221 shares of Common Stock for $65,000 at $0.09 per share to three U.S. shareholders, 3,990,000 shares of Common Stock for $399,000 at $0.10 per share to six U.S. shareholders and two non-U.S. shareholders.

●	On September 16, 2024, the Company issued 222,222 shares of Common Stock for $20,000 at $0.09 per share to one U.S. shareholder and 350,000 shares of Common Stock for $35,000 at $0.10 per share to two U.S. shareholders.

●	On October 16, 2024, the Company issued 800,000 shares of Common Stock for $80,000 at $0.10 per share to three U.S. shareholders.

●	On November 27, 2024, the Company cancelled 450,000 shares of Common Stock that were previously issued to two U.S. shareholders.

●	On January 2, 2025, the Company issued a total of 3,277,775 shares of Common Stock, comprising 2,500,000 shares of Common Stock for $250,000 at $0.10 per share to seven U.S. shareholders and 777,775 shares of Common Stock for $70,000 at $0.09 per share to six U.S. shareholders.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	On January 6, 2025, the Company cancelled 200,000 Common Shares that were previously issued to two U.S. shareholders.

●	On February 18, 2025, the Company issued a total of 3,905,555 shares of Common Stock, comprising 3,000,000 shares of Common Stock for $300,000 at $0.10 per share to one non-U.S. shareholder, 850,000 shares of Common Stock for $85,000 at $0.10 per share to seven U.S. shareholders and 55,555 shares of Common Stock for $5,000 at $0.09 per share to one U.S. shareholder.

●	On April 22, 2025, the Company cancelled 150,000 Common Shares that were previously issued to one U.S. shareholder.

●	On May 20, 2025, the Company issued 249,999 shares of Common Stock for $24,999.90 at $0.10 per share to one U.S. shareholder and one non-U.S. shareholder.

Stock issued to nonemployees and employees

●	On January 31, 2024, the Company issued 1,000,000 shares of the Company’s Common Stock to Donald R. Fosnacht. See Note 21 Shares Issued to Nonemployees and Employees, Fosnacht Agreement.

●	On July 31, 2024 the Company issued 1,000,000 shares each to Dr. Nam Tran and Dr. Raymond Powell. See Note 21 Shares Issued to Nonemployees and Employees, National Implementation Expert Agreements.

●	On August 8, 2024, the Company issued 700,000 shares of the Company’s Common Stock to Dale Ludwig. See Note 21 Shares Issued to Nonemployees and Employees, Ludwig Agreement.

●	On August 30, 2024, the Company issued 1,350,000 of the Company’s shares of Common Stock to Jeremy P. Concanon. See Note 21 Shares Issued to Nonemployees and Employees, Jeremy P. Concannon Chief Growth Officer.

●	On August 30, 2024, the Company issued 670,000 of the Company’s shares of Common Stock to Eric Bava. See Note 21 Shares Issued to Nonemployees and Employees, Eric Bava Chief Operating Officer.

●	On January 2, 2025, the Company issued 4,656,550 of the Company’s shares of Common Stock to Aegis Ventures Limited. See Note 21 Shares Issued to Nonemployees and Employees, AUM Capital Markets Advisory Agreement.

●	On January 3, 2025, the Company issued 50,000 of the Company’s Common Shares to Hannah Bruehl. See Note 21 Shares Issued to Nonemployees and Employees, Hannah Bruehl-Chief of Staff.

●	On June 1, 2025, the Company issued 350,000 of the Company’s shares of Common Stock to Karl Strahl. See Note 21 Shares Issued to Nonemployees and Employees, Karl Strahl Director.

●	On June 1, 2025, the Company issued 1,500,000 shares of the Company’s Common Stock to Sundeo Pty Ltd, an affiliate designated by C-Twelve. See Note 21 Shares Issued to Nonemployees and Employees, C-Twelve Joint Development and License Agreement.

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

Not considering the commitment to cancel shares as above, there were 1,262,680,891 (including 7,744,445 shares which were issued for private placement subsequent to financial year end) and 1,221,346,586 (including 21,988,335 shares which were issued for private placement subsequent to financial year end) shares of Common Stock issued and outstanding at June 30, 2025 and 2024, respectively.

Apart from the Common Stock which was issued as disclosed in Note 22, the Company has no stock option plan, warrants, or other dilutive securities as at June 30, 2025. As of June 30, 2024, 2,700,000 and 670,000 were committed to be issued to nonemployees and one employee respectively.

NOTE 16 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the respective years:

	Years ended June 30,
	2025	2024

Net loss	$(4,782,977)	$(3,187,774)
Less: Net loss attributable to non-controlling interest	36	-
Net loss attributable to Verde Resources, Inc. shareholders	$(4,783,013)	$(3,187,774)

Weighted average common shares outstanding:
- Basic and diluted	1,242,092,192	1,187,606,780

Net loss per share:
- Basic and diluted	$(0.00)	$(0.00)

# less than $0.005

For the years ended June 30, 2025, and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no Common Stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

The Company evaluated all share-based awards in accordance with ASC 260 and ASC 718 to determine whether any awards represented contingently issuable shares for purposes of calculating basic and diluted net loss per share. Management considered whether any awards were subject to substantive service, performance, market, forfeiture, repurchase, clawback, or other contingent provisions.

The Company determined that the shares included in weighted-average Common Stock outstanding were legally issued, fully vested, and nonforfeitable upon issuance. Such shares were not subject to substantive service, market, or performance conditions and were not subject to contractual forfeiture, repurchase, clawback, or automatic cancellation provisions. Upon issuance, holders possessed the same rights as all other holders of the Company’s Common Stock, including voting, dividend and other ownership rights, and the shares were not subject to contractual restrictions on ownership, transfer or retention.

Management further considered that the shares were not subject to vesting schedules, repurchase rights, or other contractual mechanisms that would cause the shares to be treated as contingently issuable under ASC 260.

While certain shares were issued in advance of related service periods and compensation expense was recognized over those periods in accordance with ASC 718, management distinguished the accounting treatment of the related compensation expense from the determination of whether the shares were outstanding for purposes of calculating net loss per share. Because the shares were legally issued and outstanding and holders possessed the same rights as all other holders of the Company’s Common Stock, management concluded such shares did not represent contingently issuable shares under ASC 260 and were appropriately included in weighted-average Common Stock outstanding upon issuance.

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

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in U.S. and Malaysia that is subject to taxes in the jurisdictions in which they operate, as follows:

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 18 - RELATED PARTY TRANSACTIONS

	For the Years ended
	June 30,
	2025	2024
Related party transactions:
Sales to:
Borneo Eco Food Sdn Bhd (1)	$-	$4,071
SB Resorts Sdn Bhd (2)	$-	$25,441
Rental income:
Mr. Jack Wong (3)	$30,000	$60,000
Professional services provided by:
Warisan Khidmat Sdn Bhd (4)	$-	$17,905
Interest expense paid to:
BOC (5)	$1,738	$13,536
Rental expense paid to:
SB Resorts Sdn Bhd (2)	$3,431	$1,918
Sale of property:
Mr. Jack Wong (3)	$857,500	$-
Settlement of debts by issuance of Company’s Common Stock
BOC (2)	$675,888	$-

Related party balances (other than those disclosed in Note 12 and Note 13)

	As of June 30,
	2025	2024
Accounts payable
Warisan Khidmat Sdn Bhd (4)	$-	$1,484

(1)	Borneo Oil Berhad (“BOB”) is ultimate holding company of Borneo Eco Food Sdn. Bhd., and held 13.4% of the Company’s issued and outstanding Common Stock as of June 30, 2025.

(2)	SB Resorts Sdn Bhd and Borneo Oil Corporation Sdn Bhd (“BOC”) are wholly owned subsidiaries of Borneo Oil Berhad (“BOB”) (holding 13.4% of the Company’s issued and outstanding Common Stock as of June 30, 2025).

(3)	Mr. Jack Wong is the Chief Executive Officer of the Company effective October 1, 2022. By Waiver and Consent of Shareholders, Mr. Jack Wong was re-elected Director of the Company, effective March 30, 2024. This represents sale of the property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 owned by VRI, for a current market value of $857,500. A gain on disposal of $161,156 was recognized as a result of this transaction.

(4)	Warisan Khidmat Sdn. Bhd. is a company whose shareholdings is entirely held by a Director of Verde Malaysia.

(5)	On August 16, 2024, BOC and the Company entered into an arrangement to settle the debt of $675,888 owing to BOC by way of the issuance of 9,655,542 shares of the Company’s Common Stock. The settlement was deemed to be a capital transaction which represented a distribution to an equity holder and therefore was not charged in earnings. Refer Note 13 for further details regarding this transaction.

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

Major customers

For the years ended June 30, 2025 and 2024, the Company had one and two customers, respectively, whose revenue accounted for more than 10% of total revenue.

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

For the years ended June 30, 2025 and 2024 the Company had one and two vendors respectively, whose purchases accounted for more than 10% of total direct costs included in cost of revenue.

	Direct Costs
	June 30, 2025		June 30, 2024
	USD	%	USD	%

Vendor A	$-	$-%	118,621	45%
Vendor B	$-	$-%	135,200	51%
Vendor C	$8,800	$14%	-	-%

Accounts Payable Concentration

Accounts payable concentrations from vendors representing more than 10% of total accounts payable were as follows:

	Account Payable
	As of June 30,
	2025	2024

Vendor A	$-	$118,621
Vendor B	$-	$-
Vendor C	$8,800	$-

Revenue by Geographic Location

The revenues below are based on the countries in which the Company’s customers are located. Summarized financial information concerning the geographic locations are shown in the following table:

	Years ended June 30,
	2025	2024

Malaysia	$4,782	$34,024
United States of America	128,420	62,560
	$133,202	$96,584

Economic and political risk

The Company’s primary operations are conducted in the U.S. and Malaysia. Accordingly, the political, economic, and legal environments in these jurisdictions, as well as broader macroeconomic conditions may influence the Company’s business, financial condition, and results of operations.

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

These awards are legally issued, fully vested and nonforfeitable upon issuance, and the recipients obtain the same ownership rights as all other holders of the Company’s Common Stock. Accordingly, the shares are recorded within stockholders’ equity upon issuance, while the related prepaid share-based compensation is recognized as an asset and amortized over the applicable service period, in accordance with ASC 718, as the related services are received.

If the related services are not completed, the Company evaluates the remaining unamortized prepaid share-based compensation and will reverse amounts associated with unperformed services. In such circumstances, the Company shall seek to negotiate the voluntary cancellation of shares previously issued; however, such shares are not subject to contractual forfeiture, repurchase, or automatic cancellation provisions.

Consulting and Advisory Agreements

Looi Pei See Agreement

On December 15, 2022, the Company entered into a Services Agreement with Looi Pei See (the “Looi Pei See Agreement”) to support the development of retail markets in Malaysia and Singapore.

Under the Looi Pei See Agreement, the Company issued 1,140,000 shares of the Company’s Common Stock on December 31, 2022. The shares had a grant date fair value of $228,000, based on a closing stock price of $ 0.20 per share on December 31, 2022 (date of final board approval and grant date).

The shares were issued in advance of the service period from December 15, 2022 through December 14, 2025. Accordingly, the Company recognizes the related compensation expense over the three-year service period.

During the year ended June 30, 2025, the Company recognized $74,082 of consulting expense related to this agreement, which is included in selling, general and administrative expenses.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Under the Fosnacht Agreement, the Company issued 1,000,000 shares of the Company’s Common Stock, on January 31, 2024. The shares had a grant-date fair value of $134,000, based on a closing stock price of $ 0.134 per share on January 31, 2024 (date of final board approval and grant date). The term of the Fosnacht Agreement expired on December 31, 2025.

The shares were issued in advance of the service period through December 31, 2025, and compensation expense is recognized over the service period.

During the year ended June 30, 2025, the Company recognized $61,061 of consulting expense related to this agreement.

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

The first tranche of 1,000,000 shares for each consultant was approved and issued on July 31, 2024 and had a grant-date fair value of $360,000 per consultant based on a stock price of $0.36 per share on July 31, 2024 (date of final board approval and grant date).

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

As the second tranche for Dr Nam Tran remained to be issued as of June 30, 2025, the accrual for the service period of two months ended June 30, 2025 was based on management’s best estimate of the fair value of 1,000,000 shares as of June 30, 2025, being $100,000, valued at $0.10 per share.

During the year ended June 30, 2025, the Company recognized $632,261 of consulting expenses related to the NIE Agreements, which includes accruals based on best estimate for two months ended June 30, 2025 for the second tranche of 1,000,000 shares each, and is recorded to selling, general and administrative expenses.

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

The agreement provides for the issuance of 2,000,000 shares of Common Stock in three tranches (700,000, 700,000, and 600,000 shares), each representing separate awards corresponding to successive service periods, which begins 11 months from June 1, 2024 and 12 months from May 1, 2025, and May 1, 2026, respectively.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As the second tranche for Dale Ludwig remained to be issued as of June 30, 2025, the accrual for the service period of two months ended June 30, 2025 was based on management’s best estimate of the fair value of 700,000 shares as of June 30, 2025, being $70,000, valued at $0.10 per share.

During the year ended June 30, 2025, the Company recognized $202,836 of consulting expense related to the Ludwig Agreement, which includes accruals based on best estimate for two months, and is recorded to selling, general and administrative expenses.

AUM Capital Markets Advisory Agreement

On November 29, 2024, the Company, through VRI entered into a Consulting Services Agreement (the “AUM Agreement”) to engage AUM Media Inc (“AUM”), a Delaware corporation, to provide capital markets advisory, investor relations, and media relations services in connection with the Company’s planned equity financing and anticipated Nasdaq uplisting.

The AUM Agreement provides for:

●	a monthly cash fee of $6,000, and

●	the issuance of 9,313,100 shares (0.75% of the Company’s outstanding shares as of November 29, 2024)

The shares are issuable in two tranches:

●	4,656,550 shares upon execution of the agreement

●	4,656,550 shares upon Nasdaq listing

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

During the year ended June 30, 2025, the Company recognized $369,462 of consulting expense related to the AUM Agreement and is recorded to selling, general and administrative expenses.

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

On August 30, 2024, the Company approved and issued 670,000 shares with a grant-date fair value of $181,235, based on a closing stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date). These shares were related to service period from October 1, 2023 through September 30, 2024, and the related expense was accrued based on best estimate as of June 2024. The related expense for the year ended June 30, 2025 amounted to $45,556.

Pursuant to the addendum dated August 29, 2025, the grant-date fair value of the share-based compensation for the second year of service was established at $60,000. Prior to the establishment of the grant date, compensation expense was accrued based on management’s estimate of fair value in accordance with ASC 718-10-30-6. Accordingly, $44,877 was recognized over the requisite service period from October 1, 2024 through June 30, 2025.

During the year ended June 30, 2025, the Company recognized $90,433 of compensation expense. The expense is recorded to selling, general and administrative expenses.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Jeremy P. Concannon – Chief Growth Officer

On July 31, 2024, VRI entered into Service Agreement with Jeremy P. Concannon, the Company’s Chief Growth Officer of the Company, effective from August 1, 2024 (the “Concannon Services Agreement”).

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

The first tranche of 1,350,000 shares was approved and issued on August 30, 2024, with a grant-date fair value of $365,175, based on a closing stock price of $0.2705 per share on August 30, 2024 (date of final board approval and grant date.

During the year ended June 30, 2025, the Company recognized $334,160 of compensation expense related to the Concannon Agreement, which is recorded to selling, general and administrative expenses. The second tranche of 1,350,000 shares of Common Stock due to be issued to Mr. Concannon on August 31, 2025, has not been issued as of the date of these financial statements.

Hannah Bruehl – Chief of Staff

The Company agreed to issue 50,000 shares of Common Stock to Hannah Bruehl, Chief of Staff of the Company for service period from September 3, 2024 to September 2, 2025, as part of the compensation package in the Employment Agreement signed on September 3, 2024.

The shares were approved and issued on January 3, 2025, and had a grant-date fair value of $9,280, based on a closing stock price of $0.1856 per share on January 3, 2025 (date of final board approval and grant date).

During the year ended June 30, 2025, the Company recognized $7,653 of compensation expense related to this award, which is recorded to selling, general and administrative expenses.

Karl Strahl – Director

On June 1, 2025, the Company approved and issued 350,000 shares of Common Stock to Karl Strahl under a director appointment agreement, dated May 1, 2025, covering the service period May 1, 2025 through April 30, 2026.

The shares had a grant-date fair value of $33,110, based on a stock price of $0.0946 per share on January 3, 2025 (date of final board approval and grant date).

During the year ended June 30, 2025, the Company recognized $5,534 director compensation expense related to this award, which is recorded as selling, general and administrative expenses.

License Agreement

C-Twelve Joint Development and License Agreement

On October 18, 2024, the Company entered into a binding Term Sheet with C-Twelve, pursuant to which C-Twelve agreed to grant the Company: (i) an exclusive license to utilize its proprietary binder and biochar asphalt mixed designs for the production and commercialization of asphalt surfacing-related products within the United States; and (ii) a first right of refusal to extend the exclusive licensing of the Licensed Technology to other countries and territories, subject to terms and conditions to be mutually agreed.

The Term Sheet, originally set to expire on February 28, 2025, was subsequently extended to May 31, 2025. On May 19, 2025, the Company and C-Twelve entered into the definitive Joint Development Agreement, which formalized the licensing and collaboration terms contemplated by the Term Sheet.

In consideration for the rights granted under the C-Twelve Agreement, the Company agreed to issue 1,500,000 shares of the Company’s Common Stock to C-Twelve within thirty (30) business days following the Effective Date. On June 1, 2025, the Company approved and issued 1,500,000 shares to Sundeo Pty Ltd, an affiliate designated by C-Twelve.

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

During the year ended June 30, 2025, the Company recognized $1,671 of licensing expense related to this agreement, which recorded in selling, general and administrative expenses.

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

As of June 30, 2025 and 2024:

●	Nonemployee awards: $581,338 and $200,666, respectively, to be recognized over a weighted-average period of 3.79 and 1.48, respectively.

●	Employee and director awards: $60,219 and $0, respectively, to be recognized over a weighted-average period of 0.60 and 0, respectively.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

b) commitment to cancel 375,000 shares of Common Stock pursuant to the Service Agreement signed and Service and Stock Cancellation Agreement as disclosed in Note 15.

c) quarterly committed payments, to be paid in advance of $62,500 for period from July 2025 to September 2026 to support a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” pursuant to an agreement entered with The National Center for Asphalt Technology at Auburn University (“NCAT”) on June 27, 2024.

d) commitment to issue 4,656,550 shares of Common Stock to Aegis Ventures Limited pursuant to the terms of the consulting services agreement that the Company through its wholly-owned subsidiary Verde Renewables, Inc. entered into with AUM on November 29, 2024, within three days following the Company’s listing on the Nasdaq.

e) commitment to issue shares of Common Stock, comprising of 7,744,445 shares of Common Stock, comprising 4,444,445 shares of Common Stock for $400,000 at $0.09 per share to one non-U.S. shareholder and 3,300,000 shares of Common Stock for $264,000 at $0.08 per share to one non-U.S. shareholder and seven U.S. shareholders and the committed common shares was subsequently issued on July 1, 2025.

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

NOTE 23 - SUBSEQUENT EVENTS

Share Issuances

On July 1, 2025, the Company issued a total of 7,744,445 shares of Common Stock, comprising 4,444,445 shares of Common Stock for $400,000 at $0.09 per share to one non-U.S. shareholder and 3,300,000 shares of Common Stock for $264,000 at $0.08 per share to one non-U.S. shareholder and seven U.S. shareholders.

On July 1, 2025, the Company issued the second tranche of 1,000,000 of the Company’s shares of Common Stock to Dr. Raymond Powell as part of the compensation package in the NIE agreement.

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

Test Results

In July 2025, Verde Resources Inc. received encouraging preliminary performance results from the National Center for Asphalt Technology (NCAT) regarding its Cold-Mix Biochar-Asphalt test section at NCAT’s Test Track—installed in December 2024. After approximately 50,000 equivalent single axle loads (ESALs) of heavy truck traffic, the asphalt surface remained flexible and demonstrated consistent durability, particularly under low-volume roadway conditions, as confirmed by NCAT’s Assistant Director for Test Track Research, Mr. Nathan Moore. This demonstration marks the world’s first deployment of a carbon-sequestering asphalt material engineered to maintain competitive strength and flexibility for road applications. Verde announced this milestone in a press release on July 28, 2025.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In September 2025, NCAT’s latest evaluation of Verde’s cold recycling mix using 100% RAP further validated the testing results of our proprietary formulation. Laboratory testing conducted in accordance with ASTM D6927 (Marshall Stability and Flow), ASTM D6931 (Indirect Tensile Strength), and AASHTO T283 (Moisture Susceptibility) demonstrated that Verde’s cold-recycled mix not only meets but exceeds industry specifications for cold-recycled asphalt. Results showed superior cohesion, high TSR, and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 24 – REVISIONS OF PRIOR-YEAR COMPARATIVE AMOUNTS

During the preparation of the consolidated financial statements for the year ended June 30, 2025, management identified errors in the classification of certain share-based compensation arrangements and equity balances in the previously issued consolidated financial statements for the year ended June 30, 2024. As a result, the Company has revised certain prior-year comparative amounts to correct these errors.

The Company evaluated these adjustments in accordance with ASC 250-10-45-22 through 45-26 and concluded that the revision was required to correct errors in the application of ASC 718, specifically related to the classification of certain equity-related balances.

Management determined that certain share-based compensation arrangements for which the service inception period had commenced, but the grant-date criteria under ASC 718 had not yet been established, were previously presented within stockholders’ equity. Under ASC 718, when the grant date has not occurred but services have begun, the related cost attribution should be recognized as a liability until the grant-date criteria are satisfied. Accordingly, the Company has revised the comparative balance sheet as of June 30, 2024 to reclassify the related accrued share-based compensation amounts from stockholders’ equity to current liabilities. In addition, the Company adjusted the presentation of certain equity-related accounts to reflect their appropriate classification in accordance with U.S. GAAP.

The Company further evaluated whether the identified errors were material to the previously issued financial statements in accordance with ASC 250 and Staff Accounting Bulletin No. 99. Based on this evaluation, the Company determined that the errors were not material, either individually or in the aggregate, to the prior period financial statements and did not materially impact trends in results of operations, compliance with regulatory requirements, or key financial metrics. Accordingly, the Company concluded that a revision of prior period financial statements (commonly referred to as a “little r” revision) was appropriate and has revised the prior period financial statements in the current filing to correct these errors and enhance transparency.

Equity and Share-Based Compensation Presentation

(i) Certain balances previously presented as Common Stock to be issued were combined with Common Stock issued in the consolidated statements of changes in stockholders’ equity to reflect issued share capital on a consistent basis.

(ii) Balances previously presented as Common Stock to be cancelled and Common Stock subject to forfeiture were reclassified within APIC to appropriately reflect their nature as equity adjustments, for issued fully vested and non-forfeitable stocks issued, which were mutually agreed to be cancelled as of the year end.

(iii) Share-based compensation arrangements for which the service inception period had commenced but the grant-date criteria under ASC 718 had not yet been met were previously presented within stockholders’ equity. Management determined that the related cost attribution should be presented as a current liability until the grant-date criteria are satisfied. Accordingly, these balances have been reclassified from stockholders’ equity to current liabilities in the consolidated balance sheet as of June 30, 2024.

The revisions described above had no impact on previously reported net loss, earnings per share, total assets, or total cash flows. However, it resulted in changes to the classification and presentation of certain line items within the consolidated balance sheet and consolidated statements of changes in stockholders’ equity.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Summary of Restated Comparative Amounts (June 30, 2024)

Consolidated balance sheet line item	As previously reported	Revisions	As revised

Accrued share-based compensation for nonemployee	$-	$139,191	$139,191
Accrued share-based compensation for employee	$-	135,679	135,679
Total current liabilities	$2,478,231	$275,659	$2,753,890
Total liabilities	$2,569,398	$275,659	$2,845,057

Common stock	$1,199,358	$21,988	$1,221,346
Common stock to be issued	$22,887	$(22,887)	$-
Common stock to be cancelled	$(375)	$375	$-
Additional paid-in capital	$49,921,380	$(274,346)	$49,647,034
Total equity	$37,591,140	$(274,870)	$37,316,270
Total equity and liabilities	$40,160,538	$789	$40,161,327

Consolidated statements of changes in stockholders’ equity line item

	Common stock		Common stock to be	Common stock to be	Additional paid-in
	No. of shares	Amount	issued	cancelled	capital	Total
Shares issued for private placement
- As previously reported	22,662,899	$22,663	$-	$-	$2,128,544	$2,151,207
- Revisions	21,988,333	$21,988	$-	$-	$2,145,012	$46,818,232
- As revised	44,651,232	$44,651	$-	$-	$4,273,556	$48,969,439
Shares to be issued for private placement
- As previously reported	21,988,335	$-	$21,988	$-	$2,145,012	$2,167,000
- Revisions	(21,988,335)	$-	$(21,988)	$-	$(2,145,012)	$(2,167,000)
- As revised	-	$-	$-	$-	$-	$-
Common stock subject to forfeiture
- As previously reported	-	$-	$-	$(1,175)	$(175,105)	$(176,280)
- Revisions	-	$-	$-	$1,175	$175,105	$176,280
- As revised	-	$-	$-	$-	$-	$-
Shares cancelled

- As previously reported	(800,000)	$800	$-	$800	$-	$-
- Revisions	295,076	$295	$-	$(800)	$(175,480)	$(175,985)
- As revised	(504,924)	$(505)	$-	$-	$(175,480)	$(175,985)
Shares to be issued to service providers
- As previously reported	397,108	$-	$397	$-	$138,794	$139,191
- Revisions	(397,108)	$-	$(397)	$-	$(138,794)	$(139,191)
- As revised	-	$-	$-	$-	$-	$-
Shares to be issued to employee
- As previously reported	501,580	$-	$502	$-	$135,177	$135,679
- Revisions	(501,580)	$-	$(502)	$-	$(135,177)	$(135,679)
- As revised	-	$-	$-	$-	$-	$-
Reissued shares previously cancelled to service providers
- As previously reported	295,076	$295	$-	$-	$-	$295
- Revisions	(295,076)	$(295)	$-	$-	$-	$(295)
- As revised	-	$-	$-	$-	$-	$-
Balance as of June 30, 2024
- As previously reported	1,222,245,276	$1,199,358	$22,887	$(375)	$49,921,380	$37,591,140
- Revisions	(898,690)	$21,988	$(22,887)	$375	$(274,346)	$(274,870)
- As revised	1,221,346,586	$1,221,346	$-	$-	$49,647,034	$37,316,270

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Summary of Restated Comparative Amounts (June 30, 2024)

The revised presentation reflects the correction of classification errors described above, as well as related adjustments to improve the consistency and comparability of the Company’s financial statement presentation between periods.

In connection with the revisions, the Company made the following adjustments to the presentation of certain line items in the consolidated financial statements as of and for the year ended June 30, 2024:

(i)	The Company reclassified certain related party balances within the consolidated balance sheet to reflect their appropriate classification.

(ii)	The Company reclassified prepaid share-based compensation related to nonemployees to a separate financial statement line item within assets on the consolidated balance sheet to enhance transparency and consistency of presentation.

(iii)	The Company reclassified certain cash flow amounts related to leases within the consolidated statements of cash flows to conform to the current year presentation.

As a result of the above adjustments, comparative amounts for the year ended June 30, 2024 have been revised to reflect the correction of classification errors and to conform to the current year presentation.

Consolidated balance sheet line item	As previously reported	Revisions	As revised

Accounts receivables	$65,960	$789	$66,749
Prepaid share-based compensation-nonemployees	$-	$135,144	$135,144
Prepayments	$222,173	$(200,666)	$26,507
Total current assets	$3,494,419	$(64,733)	$3,429,686

Prepaid share-based compensation-nonemployees	$-	$65,522	$65,522
Total non-current assets	$36,666,119	$65,522	$36,731,641
Total assets	$40,160,538	$789	$40,161,327

Accounts payable	$92,250	$(717)	$91,533
Other payables	$517,189	$(56,177)	$461,012
Amount due to related parties	$327,867	$57,683	$385,550
Total current liabilities	$2,478,231	$275,659	$2,753,890
Total liabilities	$2,569,398	$275,659	$2,845,057

The revisions of the consolidated statements of cash flows includes the correction of classification errors related to certain lease-related cash flows, which were previously misclassified between operating and financing activities. These amounts have been reclassified in accordance with the appropriate guidance under ASC 842, Leases. This correction did not impact the total net change in cash for the period.

Consolidated statements of cash flows line item	As previously reported	Revisions	As revised

Operating lease expense	$45,926	$(17,686)	$28,240
Repayment of operating lease liabilities	$-	$(28,240)	$(28,240)
Total cash flows from operating activities	$(2,042,064)	$(45,926)	$(2,087,990)

Lease interest paid	$(45,926)	$45,926	$-
Total cash flows from financing activities	$4,081,720	$45,926	$4,127,646

In addition, certain narratives within the notes to the consolidated financial statements included in this Amendment No. 1 on Form 10-K/A have been updated to enhance presentation, formatting, consistency, and disclosure clarity, without any amendments to the contents of the notes. These revisions did not result in any changes to the Company’s previously reported assets, liabilities, stockholders’ equity, results of operations, net cash flows, or net loss per share.

