Form 10-K
period 2026-06-30
VERDE RESOURCES, INC.
filed 2026-09-14
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold on December 31, 2025, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42,311,546.

As of September 14, 2026, there were 1,304,292,407 shares of the registrant’s common stock, par value $0.001 per share (the “Common Stock”), outstanding

PART I

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, (the “Annual Report”), and any documents we filed as exhibits to this Annual Report, contain, or may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and these statements are subject to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve significant risks and uncertainties. All statements contained in this Annual Report and in any exhibits, other than statements of historical facts, are forward-looking statements including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, assumed market size and expected market growth. These statements involve significant known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “potential,” “seek,” “aim,” “goal” and derivatives of such words or similar expressions regarding the future are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements regarding, and important factors that could cause actual outcomes to differ materially from those stated or implied in the forward-looking statements include, but are not limited to, the matters summarized below:

●	our ability to establish and implement our business plan and begin to generate revenues, including through sales of biochar and our licensing model strategy in conjunction with key commercial partners like Ergon Asphalt & Emulsions, Inc. (“Ergon”) and, potentially, Highway International Pte. Ltd. (“Highway”) in Singapore;

●	our expectations about the anticipated benefits of our Master Commercialization and Collaboration Agreement with Ergon (the “MCCA”), including our capacity to source sufficient amounts of biochar, our licensing and distribution model strategy and our relationship with Ergon;

●	the expected benefits of our proprietary technologies and road construction materials, including our engineered biochar to be utilized with Ergon’s asphalt liquids for cold paving and other road applications for use in its products in North America pursuant to the MCCA;

●	our ability to generate and monetize carbon renewal credits utilizing our technology and products;

●	our ability to effectively compete in our industry and execute on our business plan;

●	the impact of governmental laws and regulation, and our ability to comply with new regulations and compliance requirements that affect our business;

●	our ability to effectively conduct and scale our operations in North America and other regions, either on our own or through third-party collaborators like Ergon and others, including the challenges associated with conducting business globally; our ability to adequately market our products and services, and to develop additional products and product offerings;

●	our ability to successfully expand our operations into foreign markets, including in Singapore via our memorandum of understanding with Highway;

●	assumptions related to the size of the market for our products and solutions, including whether our carbon sequestering products will be desirable to potential customers;

●	our future capital needs and our ability to raise additional capital when needed;

●	our ability to expand our licensing and distribution model to third parties beyond Ergon (including parties such as Highway, with whom we currently only have a memorandum of understanding);

●	our ability to expand our revenue streams beyond our licensing and distribution model;

●	difficulties with certain licensees (such as Ergon), licensors from whom we have the rights to key intellectual property, or other third parties upon which we rely;

●	our ability to attract, develop, and retain capable key personnel;

●	our ability to protect our intellectual property (including our trade secrets) or manage threats posed by breaches of security; and

●	other factors detailed under the section of this Annual Report entitled “Risk Factors.”

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

ITEM 1. Business.

Overview

We are a road construction and building materials company offering proprietary, environmentally sustainable materials and seeking to redefine our industry with a clear mission: enabling the #TransitiontoZero®. Our proprietary product BioAsphalt™ incorporates a highly engineered blend of biochar, a powerful carbon sequestering material, into asphalt infrastructure with the goal of reducing emissions, improving performance, and lowering overall costs. Further, we expect to generate revenues from the generation by our products, and our subsequent sale, of carbon removal credits. We believe our proprietary products, know-how and business plan place us potentially at the forefront of sustainable innovation in the construction and building materials sector, an industry we believe is long overdue for transformation. We primarily operate through our wholly-owned U.S. subsidiary Verde Renewables Inc. (“Verde Renewables”), headquartered in St. Louis, Missouri.

Our strategic roadmap for helping achieve net-zero emissions—what we call our Verde Net Zero Blueprint—has achieved the following significant milestones:

●	the issuance to our company in April 2025 of the world’s first carbon removal credit from asphalt production and application, certified by Puro.earth, the leading global registry for engineered carbon removal.

●	the successful laboratory-level validation by the National Center for Asphalt Technology (“NCAT”) of our BioAsphalt™ 100% reclaimed asphalt pavement (“RAP”) cold recycling mix incorporating our engineered biochar and an engineered cationic emulsion manufactured by Ergon. In September 2025, NCAT’s latest laboratory testing demonstrated that the 100% RAP BioAsphalt™ cold recycling formulation met or exceeded the applicable industry specifications evaluated during testing. The results demonstrated superior cohesion, high tensile strength ratio, a measure of the loads or stretching forces a material can sustain before permanently bending or breaking, (“TSR”), and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

Our Verde Net Zero Blueprint is comprised of our portfolio of tested technologies that enable the production of sustainable infrastructure materials with the integrated ability to generate certified carbon removal credits. This positions carbon sequestration not just as an environmental co-benefit, but as a monetizable feature embedded in our business plan.

We believe our asset light business model enables scalable growth while minimizing capital intensity, creating recurring revenue streams through licensing, sales, royalties, carbon monetization, and strategic relationships. In particular, as the rise of artificial intelligence accelerates data center energy consumption, which is now projected to account for a growing share of global electricity use, enterprises worldwide are facing increasing pressure to offset their carbon footprints. This is driving up demand for high-integrity, verifiable carbon credits.

We believe our business model presents a novel combination of infrastructure performance with measurable climate impact, potentially establishing us as a first mover in scalable Net Zero solutions, which we believe positions us well to meet the demands of a rapidly decarbonizing, carbon-constrained economy.

With key third-party testing and validation activities completed to date with groups such as NCAT and Puro.earth, we are now focused on commercializing our solutions in the United States, our most strategic market. To this end, in October 2025 we entered into an exclusive licensing agreement with Ergon, an industry leader in asphalt innovation and supply and one of the largest liquid asphalt and emulsion marketers in North America, for the production of asphalt surface course material containing our proprietary solution across North America (the “Ergon License”). Building on that relationship, in July 2026 we entered into a MCCA with Ergon establishing us as Ergon’s preferred vendor of engineered biochar and engaging us as the supplier of biochar for an initial cold mix road paving product project. As our domestic operations scale through Ergon, we plan to license the Verde Net Zero Blueprint globally, targeting infrastructure and materials companies in countries aligned with the Paris Climate Agreement and pursuing Net Zero by 2050.

We plan to expand operations and generate and grow revenue in the coming years primarily through marketing and selling our proprietary biochar and other road technologies to and through Ergon in North America, with an initial focus on the United States. Production planning of our materials has already commenced, with distribution anticipated to occur through the Ergon’s established sales channels, reaching asphalt mixing plants across the United States, Canada and Mexico for blending and placement. Embedding our technology into Ergon’s nationwide business footprint would potentially enable rapid scalability and revenue generation.

In addition, we are exploring the implementation of our Verde NetZero Blueprint in Southeast Asia, where we have had our BioFraction facility in Sabah, Borneo since 2021. BioFraction refers to the biological fractionalization of waste through pyrolysis, a thermal decomposition process in an oxygen-free environment that converts organic waste into valuable outputs including biochar, biofuel, bio-syngas, and wood vinegar. At our BioFraction facility, we plan to convert palm oil waste into biochar and other renewable byproducts. The BioFraction facility was strategically set to dormant status in recent years in order to prioritize our U.S.-based proof of concept test track through with NCAT, although we have continued regular maintenance and test production runs to preserve its operational capability. We currently anticipate restarting and ramping up operations at the BioFraction facility during 2027 as we advance commercialization activities and complete planned pilot projects in Southeast Asia. We believe that successful completion of these projects could increase demand for our engineered biochar in the region and may create additional licensing opportunities, which could, in turn, require increased production capacity at the BioFraction facility. The timing and extent of the ramp-up will depend on the development of regional demand for our engineered biochar, including demand resulting from the Singapore initiative and additional regional licensing opportunities. The facility is expected to support the production of biochar and other renewable products, with additional licensing and commercialization opportunities discussed further below under the section entitled “—BioFraction and Expansion Plans.”

Our Services and Products

Core Products

Our business model includes two core proprietary technologies that form the foundation of our carbon-integrated road system:

Engineered Biochar

Biochar is the backbone of our Net Zero Blueprint. Through our collaboration with Biochar Solutions LLC and its affiliate, Oregon Biochar Solutions, we have developed a highly engineered biochar formulation and proprietary pelletization manufacturing process specifically designed for cold paving applications, including our BioAsphalt™ mix design. We have entered into a formal supply agreement with Biochar Solutions LLC for the production and supply of our proprietary engineered biochar blend, securing a key component of our BioAsphalt™ technology platform.

Throughout our product testing and validation at NCAT, we determined that the engineered characteristics of the biochar are fundamental to the performance of BioAsphalt™. These characteristics directly influence the mixture’s performance, durability, and overall effectiveness, reinforcing the importance of using a purpose-engineered biochar in our technology platform. Properties such as density, moisture content, carbon content, pH, particle structure, durability, and other physical and chemical characteristics directly influence the performance of the finished asphalt product.

To control these variables, we have developed proprietary biochar production systems, process controls, temperature profiles, feedstock management and other operating parameters that directly influence the physical and chemical properties of the biochar. Once the biochar with the desired characteristics has been produced, we process the biochar through a proprietary pelletization process for deployment in infrastructure applications. The formulation of the individual pellets is just as important to the end-usability of the product as the characteristics controlled for in the biochar production. The combination of our biochar formulation with selected additives and other materials enable the desired bonding mechanisms and pellet formulation that has been optimized for asphalt applications, and which can be further refined to adjust for other possible project-specific applications.

100% RAP Cold Recycling BioAsphalt™

Our go-forward BioAsphalt™ technology platform is a cold recycling mix incorporating 100% RAP, our proprietary engineered biochar and an engineered cationic emulsion manufactured by Ergon. This formulation has been developed and evaluated in collaboration with NCAT and is separate from the Verde V24 formulation discussed below.

In September 2025, NCAT’s latest evaluation of our cold recycling mix using 100% RAP further validated the testing results of our proprietary formulation. Laboratory testing conducted in accordance with ASTM D6927 (Marshall Stability and Flow), ASTM D6931 (Indirect Tensile Strength), and AASHTO T283 (Moisture Susceptibility) demonstrated that our cold-recycled mix with our engineered biochar not only meets but exceeds industry specifications for cold-recycled asphalt. Results showed superior cohesion, high TSR, and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

The 100% RAP cold recycling formulation incorporating our engineered biochar and Ergon’s engineered emulsion is the technology platform we currently intend to advance toward commercialization with Ergon. As part of our go-forward development strategy, we intend to incorporate additional industry testing capabilities earlier in our innovation and development process to accelerate product development and generate initial performance data. We expect to leverage Paragon, Ergon’s technical arm, for additional technical testing and validation, followed, as appropriate, by independent third-party testing and validation through NCAT. NCAT remains an important independent research and third-party validation resource for the company, and we expect to continue working with NCAT as we develop and commercialize new road materials and applications.

Services

Carbon Credit Services.

In addition to supplying engineered biochar, we provide carbon credit management services to Ergon and intend to do the same with other future commercial partners to support the generation, verification, issuance, and commercialization of carbon removal credits associated with the permanent sequestration of biochar in asphalt and other infrastructure applications. These services include project design and eligibility assessments, carbon accounting and lifecycle analysis, feedstock and production traceability, chain-of-custody documentation, monitoring and reporting, coordination with independent verification bodies and carbon registries, and the issuance, management, transfer, and retirement of verified carbon removal credits. We also maintain the documentation and quality assurance processes necessary to support ongoing compliance with applicable registry standards and third-party verification requirements.

Under our commercial arrangements with Ergon, we will administer these carbon credit services for qualifying projects, enabling the quantification, verification, and monetization of the carbon benefits associated with the use of our engineered biochar. Carbon removal credits generated from qualifying projects will be shared between us and Ergon in accordance with the terms of the applicable commercial agreements.

Additional Products in Testing

Verde V24 / C-Twelve Cold Mix Development

We hold the exclusive North American license for Verde V24 from C-Twelve Pty Ltd, a corporation incorporated in Western Australia (“C-Twelve”), through a Joint Development Agreement with C-Twelve (as amended, the “C-Twelve Agreement”). Verde V24 is an emulsifying agent developed for use in a cold mix BioAsphalt™ formulation incorporating our proprietary engineered biochar. The formulation was designed to create a specialized emulsion system that promotes a strong bond among the engineered biochar, asphalt binder and aggregate, allowing the resulting asphalt mixture to be produced and applied without the high temperatures required for traditional hot-mix asphalt.

As part of the development of the Verde V24 formulation, we worked with NCAT to evaluate the technology through laboratory testing and real-world placement and evaluation. The off-ramp mix evaluated at NCAT utilized Verde V24 emulsion, virgin aggregate and our engineered biochar. Unlike traditional hot mix asphalt, which requires high temperatures and generates significant greenhouse gas emissions during production and application, the cold-mix formulation was designed to be applied at ambient temperature and activated with water, eliminating the need for heat or solvents. The development program was intended to evaluate the formulation’s performance, durability and suitability for road applications while incorporating the carbon-sequestration benefits of our engineered biochar.

In July 2025, NCAT reported encouraging preliminary field-performance results for the off-ramp mix following approximately 50,000 equivalent single-axle loads (“ESALs”) of heavy truck traffic. At that stage of testing, the asphalt surface remained flexible and demonstrated consistent durability, particularly under low-volume roadway conditions.

Since January 2026, approximately 80,000 liters of Verde V24 were produced in connection with the development program. During this period, we continued technical evaluation and development activities involving Verde V24, including evaluation of the formulation and its compatibility with asphalt production and application requirements.

In August 2026, we received NCAT’s completed report relating to the off-ramp project, which included laboratory testing and real-world placement and evaluation of the mix utilizing C-Twelve products, virgin aggregate and our engineered biochar. The report indicated that the C-Twelve material remains in development and is not yet ready for commercial deployment. We shared the report with C-Twelve and have communicated with C-Twelve regarding the report and its findings.

Although the Verde V24 formulation remains in development, our current go-forward commercialization strategy with Ergon does not contemplate the use of Verde V24. Instead, we intend to advance the separate 100% RAP cold recycling BioAsphalt™ formulation utilizing our engineered biochar and Ergon’s engineered emulsion described above.

TerraZyme Enzyme-Based Soil Stabilization

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

To further validate the technology under varying field conditions, in June 2026 we constructed five pilot and control test sections outside of the NCAT Test Track. These sections are evaluating TerraZyme independently and in combination with our engineered biochar, as well as comparing performance with and without the use of Portland cement. The objective of this testing program is to optimize the formulation and quantify the engineering, environmental, and economic benefits of each approach.

TerraZyme continues to undergo performance evaluation at the NCAT Test Track, where testing to date has produced encouraging preliminary performance data. The ongoing program is designed to evaluate TerraZyme’s effectiveness as a soil stabilization additive under real-world pavement conditions. TerraZyme looks to be well-suited for rural or remote areas, resource-constrained regions, or developing markets where access to aggregates is limited or prohibitively expensive. Our long-term goal is to develop an advanced soil stabilization solution that combines TerraZyme with our engineered biochar to reduce or replace the use of traditional cement-based stabilizers, while improving pavement performance and reducing the carbon footprint of road construction. It is a key component of our broader mission to deliver climate-smart infrastructure solutions worldwide.

We currently have access to the TerraZyme enzyme through a Memorandum of Understanding (the “NPI MOU”) with Nature Plus Inc. (“NPI”) which is effective until December 2026. We are currently in negotiations with NPI for a definitive agreement that would contain an exclusive worldwide license for TerraZyme.

Fiscal Year 2026 Developments

We achieved the following milestones during our fiscal year ended June 30, 2026:

●	On October 10, 2025, we entered into the Ergon License, pursuant to which we have granted Ergon an exclusive, non-transferable license to use, manufacture, commercialize, market, sell and distribute any product that contains or is manufactured or formed by Ergon using our proprietary Verde V24 cold mix biochar asphalt emulsifying agent in the United States (including its territories), Canada and Mexico, in exchange for Ergon agreeing to purchase Verde V24 from us at a fixed price , inclusive of all fees associated with the license and subject to consumer price index adjustments, for use in Ergon’s asphalt road materials products. As discussed elsewhere in this Annual Report, our current go-forward commercialization strategy with Ergon does not contemplate the use of Verde V24 and instead focuses on our 100% RAP cold recycling BioAsphalt™ formulation incorporating our engineered biochar and Ergon’s engineered emulsion.

●

On October 23, 2025, we announced the results of independent laboratory testing by NCAT of our BioAsphalt™ cold recycling formulation incorporating 100% RAP, our engineered biochar and an engineered cationic emulsion manufactured by Ergon. The testing demonstrated that the 100% RAP formulation met or exceeded the applicable industry specifications evaluated during testing.

●	On November 3, 2025, we announced that we and Ergon had completed a $2 million strategic Common Stock and warrant investment in our company. This milestone established a strong operational, technical and financial foundation for our commercialization efforts with Ergon, marking a pivotal step forward for us toward scalable, carbon-storing pavements that lower costs while decarbonizing road construction.

●	On January 26, 2026 we announced our joint participation with Ergon in the National Asphalt Pavement Association (NAPA) Annual Meeting that took place from January 26-29, 2026 in Scottsdale, Arizona. Recognized as the most important industry meeting of the year, the NAPA Annual Meeting provided a premier platform for Ergon and our company to meet potential customers and showcase the strategic relationship and advancement of our carbon sequestering BioAsphalt™ technology.

●	On March 16, 2026, we announced the execution of the supply agreement (the “BSL Supply Agreement”) with Biochar Solutions LLC (“BSL”), formalizing an important commercial relationship to supply specially engineered biochar for our company, enable carbon removal credit generation and revenue sharing, and support joint intellectual property development. The agreement represents a foundational step in scaling our carbon-sequestering BioAsphalt™ technology and advancing our carbon sequestering infrastructure model.

●	On April 15, 2026, we announced the undertaking of a Life Cycle Assessment (LCA) by global sustainability consulting firm WAP Sustainability on the engineered biochar used in our carbon sequestering BioAsphalt™. This important step sets the stage for our biochar to obtain an Environmental Product Declaration (EPD), expected to be among the first in the world to integrate durable carbon storage into road infrastructure.

●	On April 27, 2026, we announced a strategic collaboration with Isometric, the leading certifier of carbon removal, to accelerate the certification and commercialization of engineered biochar for use in our BioAsphalt™ technology. This collaboration aligns our infrastructure-focused carbon removal model with Isometric’s scientifically rigorous carbon removal protocols, which are designed to ensure that every credit represents a ton of carbon dioxide removed from the atmosphere.

●	We attended the GenZero Climate Summit 2026 which took place from May 18 to May 22, 2026, in Singapore. Our participation at the summit furthered our ambitions to expand our presence in Singapore and Southeast Asia as part of our broader strategy to scale and license our Net Zero Infrastructure Blueprint globally, beginning with Singapore.

Recent Developments

Highway International Pte. Ltd. Memorandum of Understanding

On August 26, 2026, our wholly owned Singapore subsidiary, Verde Resources Asia Pacific Pte. Ltd. (“VRAPPL”), entered into a Memorandum of Understanding (the “Highway MoU”) with Highway International Pte. Ltd. (“Highway”), a Singapore-based integrated asphalt and road-infrastructure company, establishing a strategic framework for the proposed deployment, validation, commercialization and licensing of our engineered biochar carbon platform in Singapore. Under the Highway MoU, the parties intend to collaborate on an initial pilot project with Singapore’s Land Transport Authority (“LTA”) to evaluate our technology’s technical performance, production readiness, carbon accounting, digital monitoring, reporting and verification (“MRV”) framework, and broader commercial rollout potential. Highway is expected to lead the proposed LTA pilot project, with VRAPPL providing operational and technical support.

Subject to successful pilot validation and LTA sign-off, feasibility studies, mutual due diligence, applicable regulatory approvals, and the negotiation and execution of definitive agreements, the parties intend to pursue an exclusive licensing arrangement for the use and commercialization of our engineered biochar carbon platform in Singapore. The proposed licensing arrangement would be expected to include minimum engineered biochar purchase commitments, commercial supply terms, technical support and knowledge transfer, performance milestones, and provisions relating to carbon removal credits, sustainability and related data and reporting.

The Highway MoU has a term of twelve (12) months, unless extended by mutual written agreement or superseded by a definitive agreement, and either party may terminate the Highway MoU upon sixty (60) days’ written notice. During the term of the Highway MoU, the parties are subject to certain exclusivity provisions relating to the contemplated collaboration in Singapore.

Except for certain provisions, including those relating to public disclosure, confidentiality, costs and expenses, exclusivity, governing law and termination, the Highway MoU is non-binding, serves principally as a framework for future exploration and potential binding agreements and does not obligate either party to enter into a definitive licensing agreement or complete any transaction.

Ergon Master Commercialization and Collaboration Agreement

On July 1, 2026, Verde Renewables entered into a MCCA with Ergon, whereby Verde Renewables shall act as a supplier of biochar to Ergon on a preferred vendor basis and provide carbon credit monetization and related services to Ergon, and Ergon shall endeavor to use its good faith efforts to develop, manufacture, and market products containing our engineered biochar (the “Ergon-Verde Products”), with the initial Ergon-Verde Product being a cold mix road paving product (the “Initial Product”).

During the term of the MCCA, if Ergon or any of its affiliates desire to utilize biochar in any of Ergon’s products, Ergon shall afford Verde Renewables the first opportunity to supply any such biochar required (in the form of Verde Renewables’ engineered biochar), and the parties will negotiate to establish agreed-upon applicable commercial terms related to such projects or applications to be memorialized in an addendum to the MCCA, or in a direct agreement between Verde Renewables and a customer introduced by Ergon. Commencing in 2027 and for each year during the term of the MCCA thereafter, the parties shall also in good faith discuss whether to establish mutually agreed-upon purchase commitments of Verde Renewables’ biochar product.

Under the MCCA, Verde Renewables shall, at Ergon’s request and in coordination with Ergon, use its commercially reasonable efforts to perform the services described in the MCCA to assist Ergon, which includes the distribution of Verde Renewables’ engineered biochar to Ergon or its customers or otherwise for use in Ergon’s products which utilize biochar, to ensure continuity of biochar supply to support commercialization of Ergon-Verde Products, as well as to provide technical and field support services to facilitate market adoption of Ergon-Verde Products. Verde Renewables is also responsible under the MCCA for the management of carbon removal credits generated by Ergon-Verde Products, including registration, methodology management, verification, registry management, and carbon credit sales. It is anticipated that carbon removal credits shall be generated from: (i) bulk mixing, and (ii) packaged mix of Ergon-Verde Products. Verde Renewables shall provide to Ergon a percentage of the net proceeds of Verde Renewables’ share of the biochar carbon removal credits generated.

Concurrently with the execution of the MCCA, the parties also entered into an addendum to the MCCA to provide for the terms of the first project under the MCCA (“Project #1”), which involves providing engineered biochar for use in the Initial Product. Such addendum sets out non-binding annual target supply volumes of Ergon’s emulsion products for which Verde Renewables will aim to supply its biochar. Verde Renewables and Ergon shall share in the net revenue of any such sales of Verde Renewables’ biochar to Ergon’s customers, or any customers introduced by Ergon, in connection with Project #1. Additionally, Ergon will pay Verde Renewables a cash royalty per gallon of Ergon’s emulsion product sold in connection with Project #1. For any products beyond the Initial Product for which Ergon utilizes Verde Renewables’ biochar, the parties will negotiate in good faith to establish mutually agreed-upon commercial terms related to such additional applications to be memorialized in an addendum or amendment to the MCCA. The company expects Project #1 to commence immediately and continue over the next several years as the Initial Product is manufactured, tested in pilot programs and commercialized.

The initial term of the MCCA shall be for a period of ten years (the “Initial Term”), and shall automatically renew for a period of five years unless at least six months prior to the expiration of the Initial Term, either party provides notice to the other party that it wishes to terminate this MCCA at expiration of the Initial Term. Either party may also terminate the MCCA at any time upon written notice upon the occurrence of customary events such as breach of the MCCA and upon bankruptcy of a party (subject to notice and cure periods as provided for in the MCCA). Additionally, in the case of termination (except for cause) of either Mr. Jack Wong, the Chief Executive Officer of the company, or Eric Bava, the Chief Operating Officer of the company, Ergon shall have the right to terminate the MCCA upon sixty days’ written notice.

Principal Agreements

Biochar Solutions Supply Agreement and Amendment

On March 14, 2026, our subsidiary Verde Renewables entered into the BSL Supply Agreement with BSL, pursuant to which BSL will manufacture, supply, distribute, and white label engineered biochar for incorporation into Verde Renewables’ and its customers’ (including Ergon’s) products, with both parties intending for this BSL Supply Agreement to serve as the foundation of a subsequent commercial agreement governing long term biochar supply, carbon credit revenue sharing, joint technology development, and related commercialization activities. After an initial 18-month term (the “Initial Period”), Verde Renewables and BSL will evaluate their commercial arrangement and make updates or modifications to the BSL Supply Agreement based on their collective experience under the BSL Supply Agreement (the “Subsequent Agreement”). If entered into, the Subsequent Agreement shall have a 5-year term commencing on the date of execution thereof, renewable for an additional 5 years upon mutual written consent no later than 120 days before expiry. The Subsequent Agreement shall also contain customary additional terms for the abilities of the parties to terminate the Subsequent Agreement. If no Subsequent Agreement is entered into, the BSL Supply Agreement shall nonetheless remain binding on the parties on a month-to-month basis.

For the term of the BSL Supply Agreement, BSL shall serve as Verde Renewables’ exclusive supplier of engineered biochar for asphalt and road construction applications in the United States unless otherwise released in a mutual writing by BLS and Verde Renewables, and BSL will forward leads for companies seeking biochar-based asphalt, or low emissions asphalt, to Verde Renewables exclusively.

Under the terms of the BSL Supply Agreement, BSL will initially supply up to 38,500 U.S. tons of biochar annually (the “Initial Supply”) to support our engineered product portfolio and carbon credit strategy, for which BSL warrants and will ensure that at least 50% of such Initial Supply will qualify for carbon removal credit generation. In compensation for the provision of the Initial Supply, Verde Renewables will pay BSL on a per-ton basis based upon the type of biochar that is supplied, with per-ton pricing to be mutually established and reviewed annually. Additionally, under the BSL Supply Agreement, Verde Renewables and BSL agree to share the carbon removal credits generated from the incorporation of BSL Biochar into Verde Renewables’ asphalt and other products, and any revenues derived from the sale, transfer, or monetization of such carbon removal credits to third parties shall likewise be shared.

Separately, our company and BSL intend to file a joint patent in the United States for the engineered biochar blend formulation developed by both parties under the BSL Supply Agreement, with such patent to be owned on a joint basis and each party free to use the intellectual property in its respective operations. Commercial licensing to third parties shall require the prior written consent of each of Verde Renewables and BSL and equitable revenue sharing, with specific terms to be set forth in the Subsequent Agreement (as defined below).

Either party may terminate the BSL Supply Agreement for any reason on 60 days prior written notice, during which time the parties shall collaborate in good faith in winding down their business relationship, including BSL’s good-faith continued fulfilment of biochar shipments to Verde Renewables during such period. Either party may also terminate the Supply Agreement with written notice upon material breach of the terms hereof by the other party, provided that the breaching party shall be provided with a 15-day period to cure such breach.

On June 30, 2026, Verde Renewables and BSL entered into a First Amendment to the BSL Supply Agreement (the “First BSL Amendment”). Verde Renewables entered into the First BSL Amendment in part to facilitate Verde Renewables’ provision of engineered biochar to Ergon under the MCCA. Pursuant to the terms of the First BSL Amendment, Verde Renewables and BSL agreed that:

1.	The Initial Supply of up to 38,500 U.S. tons of biochar to be provided by BSL to Verde Renewables shall subject to increase upon Verde Renewables’ request (subject to good faith discussions and mutual agreement of the parties) based on, among other factors, the requirements of our customers or commercial collaborators (including, without limitation, Ergon).

2.	All biochar supplied to Verde Renewables or its customers or commercial collaborators shall be supplied by BSL on a “white label” basis, meaning utilizing only Verde Renewables’ trademarks, trade names, logos, labels, and other proprietary branding elements.

3.	Verde Renewables and BSL will jointly file for U.S. and/or international patent protection for the Designer-Blend Char formulation developed by the parties to optimize the performance of our BioAsphalt™, with all patent rights to be owned jointly by the parties on an undivided equal partial interest basis

Ergon License

On October 10, 2025, Verde Renewables, our wholly owned subsidiary, entered into the Ergon License, pursuant to which we have granted Ergon an exclusive, non-transferable license to use, manufacture, commercialize, market, sell and distribute any product that contains or is manufactured or formed by Ergon using our proprietary Verde V24 cold mix biochar asphalt emulsifying agent in the United States (including its territories), Canada and Mexico. Under the Ergon License, Ergon agreed to purchase Verde V24 from us at a fixed price, inclusive of all fees associated with the license and subject to consumer price index adjustments, for use in Ergon’s asphalt road materials products.

Ergon, the largest asphalt marketer in North America, is a subsidiary of Ergon, Inc., a diversified global organization engaged in multiple industries. The privately held Ergon is an industry pioneer in asphalt innovation and supply, employing more than 4,000 people and serving customers and partners in over 90 countries worldwide.

We have agreed with Ergon to an initial fifteen (15) month “go-to-market period”, during which there are no minimum purchase requirements for Ergon’s purchases of Verde V24. For each calendar year beginning January 1, 2027, Ergon agreed to negotiate with us in good faith towards the establishment of possible minimum purchase amounts based on certain customary factors. If minimum purchase amounts are agreed to for any given calendar year, we and Ergon agreed to negotiate in good faith to new minimum purchase amounts for each subsequent year, subject to consideration of customary factors.

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

Following the execution of the Ergon License, our technical development and commercialization strategy with Ergon evolved as additional formulations and applications were evaluated. Our current go-forward commercialization strategy with Ergon does not contemplate the use of Verde V24 and instead focuses on a 100% RAP cold recycling BioAsphalt™ formulation incorporating our engineered biochar and Ergon’s engineered emulsion. This separate formulation has been evaluated at the laboratory level by NCAT and met or exceeded the applicable industry specifications evaluated during testing. Our broader relationship with Ergon provides a potential pathway to leverage Ergon’s extensive international network, infrastructure and industry relationships as we pursue commercialization opportunities in the United States and other markets. The Ergon License remains in effect, notwithstanding the current focus of our commercialization activities on the 100% RAP cold recycling formulation.

The term of the Ergon License is ten (10) years, with an automatic renewal for additional ten (10) year periods, subject to a minimum of six (6) months’ notice of cancellation prior to renewal. The Ergon License may be terminated in the event of non-payment of amounts due, initiation of bankruptcy proceedings, or under other customary terms. Additionally, Ergon may terminate the Ergon License upon sixty (60) days’ prior written notice in the event that our Chief Executive Officer, Jack Wong, or our Chief Operating Officer, Eric Bava, are removed from their respective positions with our company for reasons other than termination for cause or voluntary resignation. The Ergon License additionally contains provisions regarding confidentiality, indemnification, and representations and warranties of the parties that are customary for such an agreement.

BioFraction and Expansion Plans

With the execution of our agreements with Ergon, our business model has been established and we now operate with a singular focus on sustainable infrastructure technologies. While we remain focused on scaling our North American operations, we have also begun advancing commercialization opportunities in Southeast Asia, where we have had our BioFraction facility in Sabah, Borneo since 2021. BioFraction refers to the biological fractionalization of waste through pyrolysis, a thermal decomposition process in an oxygen-free environment that converts organic waste into valuable outputs including biochar, biofuel, bio-syngas, and wood vinegar. At this BioFraction facility, we plan to convert palm oil waste into biochar and other renewable byproducts. The BioFraction facility was strategically set to dormant status in recent years in order to prioritize our U.S.-based proof of concept test track with NCAT, although we have continued regular maintenance and test production runs to preserve its operational capability. We currently anticipate restarting and ramping up operations at the BioFraction facility during 2027 as we progress our relationship with Highway and complete planned pilot projects in Singapore. We believe that successful completion of these projects could increase demand for our engineered biochar in Singapore and may create additional licensing opportunities throughout Southeast Asia. Such increased regional demand could, in turn, require additional production capacity at the BioFraction facility.

Our proposed collaboration with Highway International Pte. Ltd. in Singapore represents a potential commercial pathway for our planned expansion in Southeast Asia. Under the Highway MoU entered into in August 2026, the parties contemplate that engineered biochar for the proposed Singapore initiative is expected to be supplied from our BioFraction facility in Sabah, Borneo and, as regional demand develops, from additional biochar production capacity in Malaysia. Subject to successful validation of the proposed LTA pilot project and the execution of definitive commercial agreements, the contemplated arrangement could support increased utilization of our Malaysia operations and provide a platform for broader commercialization of our engineered biochar technologies in Singapore and the Asia-Pacific region.

In addition to our proposed collaboration with Highway in Singapore, we intend to pursue opportunities with other highway operators and infrastructure participants throughout Southeast Asia that are seeking Net Zero solutions. As part of our regional commercialization strategy, we intend for engineered biochar supplied in connection with any licensing arrangements to be sourced from our subsidiary, Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”), which operates our BioFraction facility. An increase in commercial demand for engineered biochar in the region could support the drawdown of existing inventory and ramp up production. We also plan to explore the licensing of our BioFraction intellectual property and know-how to qualified palm oil waste processors in Malaysia to produce designer grade biochar compatible with our biochar asphalt mixed designs, potentially generating additional revenue through carbon credit royalties, product resale margins, and licensing fees. The timing and extent of the ramp-up will depend on the development of regional demand for our engineered biochar, including demand resulting from the Singapore initiative and additional regional licensing opportunities.

Our Industry and Market Opportunity

We operate at the convergence of two rapidly evolving sectors: sustainable building materials (which accounts for approximately 37% of annual global emissions according to the United Nations Environment Programme and the Global Alliance for Buildings and Construction’ report entitled “Global Status Report for Buildings and Construction 2025-2026: As Climate Risks Rise and Cities Grow, We Must Rethink How We Build to Create Better Lives for All” (Paris: United Nations Environment Programme, 2026), with a particular focus on road construction technologies, and the carbon removal industry, where our innovations enable both the reduction and removal of atmospheric carbon emissions. One of our principal missions is to bridge these sectors by delivering high-performance, low-carbon infrastructure solutions that drive both environmental impact and economic value, creating a scalable pathway for the infrastructure sector to actively contribute to global sustainability goals.

Building Materials Industry

The global road construction and maintenance market represents a significant and growing opportunity. According to the Road Construction and Maintenance – Global Strategic Business Report published in 2026 by Research and Markets, the global market was estimated at approximately $777.7 billion in 2025 and is projected to reach approximately $979.1 billion by 2032. This growth is expected to be driven by infrastructure modernization, increased government investment, aging transportation networks requiring rehabilitation, and the growing adoption of sustainable construction materials and technologies.

North America represents a substantial portion of this market opportunity, supported by continued infrastructure investment and the need to modernize aging road networks. As governments, contractors, and infrastructure owners increasingly prioritize lower-carbon construction solutions, we believe our engineered biochar-based technologies are positioned to address the growing demand for sustainable, high-performance road construction materials.

Carbon Removal Market Opportunity

The carbon dioxide removal (“CDR”) market is emerging as a critical component of global climate mitigation strategies. The State of Carbon Dioxide Removal 2025 report, published by the University of Oxford’s Smith School of Enterprise and the Environment and the CO₂ Removal Alliance, highlights the accelerating need for durable carbon removal solutions, including biochar, to complement emissions reductions and support global climate objectives. The report emphasizes that the scale of carbon removal deployment must increase substantially over the coming decades, creating growing demand for high-quality, verifiable carbon removal credits.

An article entitled “The New Renewable Revolution: Why Carbon Dioxide Removal Will Transform the Carbon Market,” dated April 10, 2025, by Shou-Hwei Michelle You and published by the World Economic Forum, notes a fundamental shift in the carbon market toward higher-integrity solutions, with increasing focus on durable carbon dioxide removal rather than solely avoided-emission credits. This transition is expected to drive demand for technologies capable of delivering measurable, permanent carbon storage, including biochar-based carbon removal solutions.

We believe a significant opportunity exists in our ability to generate verified carbon removal credits through the production of biochar-infused asphalt, a process that has been independently validated through successful testing at the NCAT Test Track. With the United States consuming approximately between 350 million and 500 million tons of asphalt annually, according to “The Advancement of Asphalt Pavements Over the Last 50 Years” by Drs. Jon Epps, Ph.D., P.E. and Dave Johnson, P.E., published in Asphalt Magazine, the potential scale for carbon sequestration through biochar-enhanced asphalt is substantial.

Currently, available biochar supply is limited relative to the potential size of the asphalt market. Based on our discussions with domestic biochar suppliers and our assessment of current market conditions, we believe existing biochar production capacity would support only a portion of the potential demand for asphalt applications incorporating engineered biochar. Over the long term, the scalability of biochar production may be supported by the availability of domestic biomass resources. According to the U.S. Department of Energy’s 2023 Billion-Ton Report: An Assessment of U.S. Renewable Carbon Resources, the United States has significant renewable carbon resources that could support the expanded production of bio-based materials, including biochar. We believe the use of engineered biochar in infrastructure applications may provide an opportunity to contribute to lower-carbon road construction and the potential generation of carbon removal credits.

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

See “—Competition” below for further information on competitive challenges we face.

Our Growth Strategies

Our growth strategy is focused on establishing strategic commercial relationships with organizations like Ergon that possess the infrastructure, market access, and operational capabilities necessary to support the adoption and deployment of our technologies at scale. For example, through our MCCA with Ergon, we intend to leverage Ergon’s established manufacturing capabilities, distribution network, and relationships with asphalt producers, contractors, and other industry participants to facilitate the commercialization of products incorporating our proprietary biochar technology.

Rather than developing a standalone manufacturing, distribution, and sales infrastructure, we intend to leverage strategic commercial relationships to integrate our proprietary engineered biochar into road construction materials and applications through existing industry supply chains. Our business model combines our technology platform, engineered biochar supply, and carbon-related solutions with the operational capabilities, infrastructure, and customer relationships of our commercial partners. We believe this approach reduces barriers to adoption and supports the deployment of lower-carbon construction solutions.

Our initial commercialization efforts are focused on validating and scaling this model throughout the United States, Canada and Mexico through our strategic relationship with Ergon. We believe Ergon’s extensive industry experience, infrastructure, customer relationships and international footprint may also provide a platform for pursuing broader commercialization opportunities as additional applications and markets are developed. We believe Ergon’s industry experience, infrastructure, and established customer relationships provide a foundation for introducing our technology to asphalt market participants. While our principal commercialization efforts remain focused on North America, we have also begun pursuing commercialization opportunities in Southeast Asia. We currently anticipate restarting and ramping up operations at our BioFraction facility in Sabah, Borneo during 2027 as we advance commercialization activities and complete planned pilot projects in the region. We intend to work alongside our strategic partners, where appropriate, to support the licensing and deployment of our integrated technology platform in additional markets.

To support our expansion in Southeast Asia, we have established Verde Resources Asia Pacific Pte. Ltd. (“VRAPPL”), which will serve as our regional corporate hub for licensing, business development, and commercialization activities. We intend to leverage our existing presence in Southeast Asia, including our BioFraction facility in Sabah, Borneo, to support future opportunities involving engineered biochar production, technology licensing, and infrastructure applications in the region.

Sources and Availability of Raw Materials

While we do not directly produce our cold mix BioAsphalt™ surface course material, the key components of our current go-forward formulation are our engineered biochar, Ergon’s engineered emulsion and 100% RAP. We entered into a formal supply agreement with BSL to secure a reliable U.S.-based supply of engineered biochar. BSL’s facilities are capable of producing designer-grade biochar tailored to our specifications for product testing and for use in commercial applications. Oregon Biochar Solutions, the subsidiary of BSL, is a related party as Karl Strahl, the Chief Operating Officer of Oregon Biochar Solutions, is also a member of our board of directors (the “Board”).

Ergon supplies the engineered emulsion utilized in our current 100% RAP cold recycling BioAsphalt™ formulation. RAP is a widely available recycled paving material that is sourced in connection with individual road projects and consists of reclaimed asphalt pavement that can be processed and reused in new pavement applications.

We are in discussions with existing facilities to establish supplies of biochar in Canada and Mexico. In Southeast Asia, our BioFraction facility in Sabah, Borneo is expected to produce up to 1,080 tons of biochar the first year, and 1,350 tons annually thereafter to our required specifications. We anticipate utilizing this facility as our primary regional supply source. We currently anticipate restarting and ramping up operations at the facility during 2027 as we progress our relationship with Highway and complete planned pilot projects in Singapore. The timing and extent of the ramp-up will depend on the development of regional demand for our engineered biochar, including demand resulting from the Singapore initiative and additional regional licensing opportunities.

The proposed licensing structure for the BioAsphalt™ in Asia will be managed through VRAPPL, which will serve as the primary regional hub for licensing, commercial collaborations, business development, and market expansion activities. Under this model, qualified licensees throughout Southeast Asia will obtain rights to utilize our BioAsphalt™ technologies and formulations through Verde Singapore.

Verde Malaysia, will focus primarily on manufacturing and production operations, including the sourcing and processing of palm-oil waste feedstock, production of engineered biochar, and management of biochar supply activities from its Sabah, Borneo facility. Licensees may procure engineered biochar produced by Verde Malaysia to support their licensed BioAsphalt™ applications, facilitating the utilization of existing inventory and the expansion of localized production capacity to meet regional demand.

We plan to further refine our BioFraction technology to produce designer-blend biochar specifically tailored for our proprietary asphalt formulations and to license the BioFraction technology to qualified palm-oil waste processors throughout Southeast Asia. These processors would convert palm waste into specialized biochar suitable for our applications while supporting the generation of certified carbon removal credits.

We expect to generate revenue through technology licensing fees, carbon credit royalties, and margins from biochar supplied to licensed partners. This asset-light licensing model is designed to enable scalable expansion of our biochar supply chain with limited capital expenditure while supporting the broader adoption of carbon-sequestering infrastructure solutions throughout the Asia-Pacific region.

Distribution Network and Marketing

Our commercialization strategy combines technology licensing with the direct supply of key proprietary inputs required to produce our sustainable infrastructure solutions. While we do not directly distribute finished road construction products, we leverage the established distribution channels, customer relationships, and production capabilities of strategic collaborators and licensees to efficiently commercialize our technologies.

A core component of our business model is the supply of our proprietary engineered biochar, a critical input in the production of BioAsphalt™ and other biochar-based construction materials. Our engineered biochar is designed to deliver the consistency, quality, and performance characteristics required for commercial-scale applications, including enhanced mix performance, durability, and support for carbon removal credit generation.

Under the MCCA with Ergon, we are the preferred supplier of engineered biochar for incorporation into Ergon’s asphalt products, including asphalt emulsions and liquid binders, for multiple road applications, initially focusing on our 100% RAP cold recycling BioAsphalt™ formulation. Ergon will leverage its extensive production capabilities, customer relationships, and distribution network to support commercialization of products incorporating our technologies. Ergon has an extensive international footprint, with assets, operations, support capabilities or licenses across approximately 110 countries. We believe this global network provides a potentially scalable platform through which our engineered biochar and related carbon-removal technologies could be introduced into additional markets as commercial applications are developed, subject to applicable contractual arrangements, regulatory requirements and market conditions.

Customers

Our target customer base consists of companies involved in road construction, asphalt production, infrastructure development, and other applications requiring or benefiting from sustainable construction materials, as well as governmental and public infrastructure entities. Our commercialization strategy is focused on collaborating with established industry participants that possess the manufacturing capabilities, distribution networks, and customer relationships necessary to deploy our technologies at scale.

As discussed above, we have entered into the MCCA and Ergon License, which establish a long-term strategic collaboration to develop and commercialize innovative road construction and building material applications incorporating our engineered biochar and related technologies. Under this relationship, Ergon will leverage its existing customer base, technical expertise, manufacturing capabilities, and industry relationships to lead commercialization efforts and customer engagement for products incorporating our technologies.

Our role is to supply engineered biochar and provide technical support for the development and deployment of these applications. As new road construction solutions are developed, we expect to manufacture and distribute engineered biochar tailored to the specific requirements of each application and supply such materials to Ergon and its customer network. These customers include asphalt producers, mixing plants, contractors, and other infrastructure participants that have the ability to manufacture, deploy, and utilize sustainable road construction materials in accordance with applicable industry and Department of Transportation specifications.

Through this collaborative model, we believe our partnership with Ergon provides a scalable pathway to introduce carbon-sequestering infrastructure solutions to a broad range of downstream customers and market segments, including:

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

What we believe differentiates us is our ability to embed carbon removal directly into essential infrastructure products like roads and generate verified carbon removal credits from every mile paved. Unlike firms focused solely on offset trading or dMRV, we deliver physical carbon drawdown through material innovation, creating a defensible position at the intersection of two massive and converging industries: construction and climate.

At this time, we are not aware of any other company commercializing engineered biochar specifically designed for road construction applications, particularly in a pelletized form optimized for integration into asphalt mixtures. We believe this represents a unique competitive advantage within the emerging carbon-sequestering infrastructure market. Our Net Zero Blueprint for asphalt combines engineered biochar, proprietary formulations, and carbon accounting methodologies to enable the production of cold-applied, biochar-infused asphalt while supporting the generation of certified carbon removal credits. This approach has been validated through testing at the NCAT Test Track, supported by carbon removal certification and validation frameworks developed with organizations including Isometric and Puro.earth, and further advanced through commercial validation activities, including early carbon credit purchases by a major financial institution and our strategic collaboration with Ergon.

Rather than competing directly with traditional hot mix asphalt producers, our business model is designed to enable existing industry participants to adopt lower-carbon asphalt solutions through licensing, technology collaboration, and the supply of engineered biochar. By incorporating our technologies into existing production and distribution networks, asphalt producers can transition toward cold-applied, biochar-enhanced asphalt solutions without requiring significant changes to their existing infrastructure or operations. These solutions have the potential to reduce reliance on energy-intensive heating processes, lower greenhouse gas emissions, and enable year-round paving applications.

While other companies are developing sustainable construction materials and carbon removal technologies, we believe our differentiated approach lies in the integration of engineered biochar, asphalt applications, and carbon credit generation within a scalable commercialization model. We believe this combination provides a significant opportunity to support the decarbonization of infrastructure while creating additional economic value through the generation and commercialization of carbon removal credits.

Our Competitive Advantages

Despite the competitive nature of our industry and the relatively small size of our company, we believe we have certain competitive advantages, and we believe we will be able to capture a good market share through the following:

● ● ● ● ● ● ● ● ●

Scalable Licensing Model: We intend to pursue an asset-light commercialization model that combines technology licensing, strategic collaborations, and the supply of proprietary engineered biochar and related technologies. Through our collaboration with established industry participants, such as Ergon, we seek to integrate our proprietary technologies into existing manufacturing, distribution, and customer networks, accelerating adoption of carbon-sequestering infrastructure solutions without requiring significant capital investment in downstream production facilities. Under this model, our customers and licensees will leverage their existing operational capabilities, market access, and industry relationships, while we focus on technology development, engineered biochar production and supply, carbon credit generation services, and continued innovation of our product platform. This approach is designed to enable scalable deployment across multiple geographies and applications while supporting the localized production of lower-carbon construction materials and the generation of verified carbon removal credits.

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

Policy and ESG Alignment: Our solution aligns with global Net Zero targets, Scope 1, 2, and 3 emissions reductions, and climate-resilient procurement policies.

First-Mover Positioning: We believe we are among the first to successfully commercialize asphalt-integrated biochar with verified carbon credits in the U.S.

While this market is highly competitive, we believe in our competitive advantages. We are focusing on the following strategies to further expand our horizons and fuel further growth:

●	Commercial Relationships: Now that we have entered into two key agreements with Ergon (the MCCA and Ergon License which covers the United States, Canada, and Mexico), and a non-binding Memorandum of Understanding with Highway in Singapore, we plan to foster similar strategic relationships with national and regional infrastructure companies globally to supply our engineered biochar and license our asphalt formulations and biochar technologies. As noted above, our next area of operations are expected to be in Southeast Asia, where we maintain our BioFraction facility.

●	Biochar Supply Network: Build a diversified and scalable biochar supply network through intellectual property licensing, strategic collaborations and offtake agreements, and the continued development of our biochar supply capabilities, including opportunities associated with our Sabah, Borneo facility.

●	Carbon Credit Monetization: Scale the generation and sale of carbon removal credits through verified methodologies and corporate buyers.

●	Geographic Expansion: Grow our presence across North America and Southeast Asia by leveraging early success and demand from infrastructure owners.

Seasonality

Our engineered biochar and cold mix asphalt can be produced year-round and is well-suited for stockpiling, allowing for placement in virtually any season, including in colder climates where traditional hot mix asphalt cannot be applied. While seasonality may influence construction activity timing, particularly in winter-prone regions, it does not impact the production, storage, or licensing of our technologies.

As a result, our business operations are not materially affected by seasonality. We maintain the ability to license, supply, and support deployment year-round, ensuring consistent commercial activity and project readiness regardless of climate.

Intellectual Property

We currently maintain rights to the key technologies we use. Our engineered biochar formulation and manufacturing processes, Verde V24, the TerraZyme enzyme, and the catalytic BioFraction process, are all held as trade secrets.

We developed our engineered biochar formulation and manufacturing processes in collaboration with BSL. Through our BSL Supply Agreement, BSL produces engineered biochar for us on a “white label” basis. We have agreed with BSL to jointly file for U.S. and/or international patent protection for the designer-blend biochar formulation, with all patent rights to be owned jointly by us and BSL on an undivided equal partial interest basis. The initial term of the BSL Supply Agreement is eighteen months, and we have agreed to negotiate a subsequent agreement with BSL on or before June 30, 2027. If the subsequent agreement is not entered into by June 30, 2027, the BSL Supply Agreement will continue month to month until terminated in accordance with its terms.

Through our C-Twelve Agreement, we hold an exclusive, ten-year license in the U.S, Canada and Mexico to produce and sell end-product asphalt surface course materials containing Verde V24 and have the option to sub-license use of Verde V24 to produce end-product asphalt surface course materials. Pursuant to the C-Twelve Agreement, we are required to pay C-Twelve a $1 million exclusive licensing fee and concurrently provide C-Twelve with the $2 million C-Twelve Loan. We are required to fund the C-Twelve Loan and the $1 million licensing fee to C-Twelve (the proceeds of which are expected to be used by C-Twelve in part to enhance its Verde V24 manufacturing capability) within thirty (30) days of closing of a transaction in which our Common Stock becomes listed on a U.S. national exchange, provided that if such funding is not achieved by July 31, 2026, C-Twelve shall have the right, on ten (10) business days’ notice, to hold us in breach of the C-Twelve Agreement. As of the date of this Annual Report, such funding has not been achieved. The C-Twelve Agreement also provides for a potential conditional fee payment to C-Twelve in 2027 based on agreed to minimum amounts of liters of Verde V24 which we may purchase from C-Twelve. See “Risk Factors - We have not funded certain amounts required under our agreement with C-Twelve, and C-Twelve may assert that we are in breach of the agreement, which could result in disputes, additional costs or other adverse consequences.”

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

Our subsidiary, Verde Resources Asia Pacific Limited (“VRAP”) is the proprietor of a technical process known as the “Catalytic Biofraction Process” (the “Biofraction Process”) and an exclusive license is assigned to our other subsidiary, Verde Resources (Malaysia), for the application of the Biofraction Process in our facilities in Sabah, Borneo. The Biofraction Process is a slow pyrolysis process using a proprietary catalyst to depolymerize palm biomass wastes (empty fruit bunches or palm kernel shells) in temperature range of 350 degrees Celsius to 500 degrees Celsius to yield commercially valuable bio products: bio-oil, wood vinegar (pyroligneous acid), biochar and bio-syngas. The intellectual property is a second-generation pyrolysis process where non-food feedstock like palm biomass wastes is used as feedstock.

We hold no issued patents at this time. We previously filed a provisional patent application in the U.S. covering our complete cold mix asphalt design and system, including Verde V24. As our collaboration with Ergon has progressed, we have strategically elected not to further pursue this provisional application. Going forward, we intend to collaborate with Ergon on the development of additional innovations that combine our engineered biochar technology with Ergon’s liquid asphalt products and expertise. Any new intellectual property arising from these collaborative developments will be addressed in accordance with the terms of our commercial agreement with Ergon, including applicable rights, ownership and commercialization arrangements.

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

Governmental Approvals and Regulation

Governmental Approvals

Because our business is centered around a licensing and supply model because and we do not currently manufacture products or directly perform installation activities, we are not currently subject to material regulatory requirements associated with the manufacture or installation of our products. Manufacturing, production, distribution and deployment activities are generally conducted by our suppliers, licensees, customers and other strategic collaborators, who are responsible for compliance with applicable federal, state and local laws and regulations in their respective jurisdictions. We work collaboratively with these parties to support compliance with applicable requirements relating to products and technologies incorporating our engineered biochar and other technologies.

Commercial deployment of our technologies may be subject to applicable material standards, testing protocols, certifications, permits, regulatory approvals and other third-party requirements. Depending on the particular product, application and jurisdiction, these may include:

●	construction material standards and testing protocols and other requirements applicable to road and infrastructure applications; and

●	carbon credit methodologies, verification requirements and other standards established by recognized certification bodies

The responsibility for obtaining and maintaining applicable permits, approvals, certifications and other authorizations may rest with us or, depending on the particular activity, with our suppliers, licensees, customers or other strategic collaborators.

With respect to our BioFraction facility in Sabah, Borneo, we are not aware of any material regulatory issues that would prevent the facility from resuming operations. We have established the required operational framework and obtained the necessary licenses, permits, and approvals to recommence production activities and return the facility to full operational capacity. As we expand our operations and commercial deployments, we will continue to monitor applicable regulatory requirements and work collaboratively with our suppliers, licensees, customers and other strategic collaborators to support compliance with applicable laws, regulations and other requirements.

Environmental Laws

Under our current business model, manufacturing and certain other production and deployment activities are generally carried out by our suppliers, licensees and other strategic collaborators, who are responsible for complying with all applicable environmental laws and regulations in their respective jurisdictions. We work collaboratively with these parties to support adherence to applicable environmental requirements and sustainability standards throughout the production and deployment process.

We currently do not experience any material effects from, or incur material costs related to, compliance with environmental laws and regulations. However, as our operations and commercial deployments expand, applicable environmental requirements may change or become more significant to our business, and we will continue to monitor such requirements.

Insurance

We maintain insurance coverage that we believe is consistent with the customary practices of companies of comparable size and stage of development and is adequate to support our ongoing operations and planned growth initiatives. In connection with our strategic agreements, including the MCCA with Ergon, we are required to maintain certain minimum levels of insurance coverage. We have obtained the required insurance coverage to support our commercial activities, including coverage related to product liability, transportation, and other operational risks associated with the supply and distribution of our engineered biochar and related technologies. We periodically evaluate the cost, availability and adequacy of our insurance policies as our business evolves. We have also evaluated the cost, availability, and practicality of obtaining business interruption insurance and determined that, given our asset-light operating model and current stage of development, such coverage is not commercially feasible at this time. As a result, we do not maintain business interruption insurance for our U.S. operations or our Sabah, Borneo BioFraction facility. Consequently, we may be exposed to unrecoverable losses in the event of a disruption to our operations, as further discussed under “Risk Factors – Risks Related to Our Business – We do not carry business interruption insurance and could incur unrecoverable losses if our business is interrupted.”

Employee and Human Capital

As of September 14, 2026, we had the following employees and consultants:

Senior Management	3
Sales and Marketing	1
Production	2
Information System Technology	5
Administration / Finance / HR	4
Independent Consultants	8
Total	23

We have a total of 23 employees and representatives, including eight independent consultants. Of these, fifteen are based in the United States, including our eight consultants. The remaining eight individuals are based in Malaysia, where they support local operations under the oversight of U.S.-based senior management.

None of our employees are members of a trade union. We believe we maintain strong relationships with our team and, to date, have not experienced any strikes, work stoppages, or material labor disputes. We intend to hire more staff to assist in the development and execution of our business operations.

Corporate History and Structure

Verde Resources, Inc. was incorporated on April 22, 2010, in the State of Nevada. We currently have five wholly owned subsidiaries, one majority-owned subsidiary, and two wholly owned indirect subsidiaries, with Verde Renewables acting as our primary operating company.

The following diagram illustrates our current corporate structure:

The following paragraphs discuss our reclassifications, mergers, consolidations, and non-ordinary course purchases and sales of significant assets throughout our corporate history.

Acquisition of Verde Resources Asia Pacific Limited (“VRAP”)

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

Under the terms of the Assignment Agreement, FMR had assigned its management rights of CSB’s mining operation in the Mining Lease to us, through FMR’s wholly-owned subsidiary VRAP in exchange for 80,000,000 shares of our Common Stock, which constituted 95.26% of our issued and outstanding capital stock as of and immediately after the consummation of the acquisition. VRAP was formed on February 7, 2013, by FMR to monitor the CSB operation. The acquisition of 100% of the issued and outstanding capital stock of VRAP was agreed upon on October 18, 2013, and completed on October 25, 2013. Pursuant to the Assignment Agreement, and a Supplementary Agreement dated February 17, 2014, on further clarifications to the Assignment Agreement signed by the company with FMR, FMR’s 100% interest in VRAP was transferred to us at a consideration of one dollar ($1.00).

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

CSB Acquisition

On October 20, 2021, VRAP completed the acquisition of the remaining 15% equity interest in CSB from Lamax Gold Limited (“LGL”) for total consideration of MYR 150,000 (approximately $36,130 as of the date of this transaction).

Verde Life, Inc. Incorporation

On July 7, 2021, through our wholly-owned subsidiary VRAP, we entered into a Product Supply Agreement (the “Product Supply Agreement”) with MRX Xtractors, LLC (“MRX”), an Oregon limited liability company. On November 15, 2021, we formed a wholly owned subsidiary, Verde Life, Inc., under the laws of the State of Oregon to facilitate the relationship with MRX. We terminated our business in the distribution of CBD products upon the expiry of the Product Supply Agreement on July 6, 2024.

Establishment of Missouri Entities

On August 10, 2021, we formed a wholly owned subsidiary, Verde Renewables, for the purpose of conducting business in Missouri related to biochar. Another entity, Verde Estates, LLC, was also formed on August 10, 2021, to own property in Missouri. Verde Estates, LLC is a wholly owned subsidiary of Verde Renewables.

Establishment of Verde Malaysia

On January 17, 2022, we formed a wholly owned subsidiary, Verde Resources (Malaysia) Sdn Bhd, a company incorporated under the laws of Malaysia, for the purpose of conducting consultation services and distribution of renewable agricultural commodities.

On March 23, 2022, through Verde Malaysia, we entered into a Sale of Shares Agreement (“SSA”) with The Wision Project Sdn Bhd, a company incorporated under the laws of Malaysia, to acquire the one hundred percent (100%) of the issued and paid up ordinary shares in Wision. This transaction closed in May 2022. Jack Wong, our current chief executive officer and chairman, was the director and sole shareholder of Wision at the time of its acquisition. At the time of the company’s acquisition of Wision, Mr. Wong had no affiliation with the company.

Chesterfield Property Acquisition

On April 29, 2022, our wholly-owned subsidiary Verde Renewables closed on the purchase of residential property located in Chesterfield, Missouri (the “Chesterfield Property”). The purchase price for the Chesterfield Property was $750,000.00, paid at closing with cash on hand. The Chesterfield Property was subsequently sold to our Chief Executive Officer, Jack Wong, on December 10, 2024, at a purchase price of $857,500.

Sale of CSB

On March 13, 2023, through VRAP, we entered into a Share Sale Agreement (the “SSA Agreement”) with Jusra Mining Merapoh Sdn Bhd (“JMM”), a company incorporated under the laws of Malaysia, to sell the entire issued and paid-up share capital of CSB, our indirect wholly-owned subsidiary engaged in mining activities. Under the terms of the SSA Agreement, the consideration for the sale of CSB would be satisfied in full by the payment of Malaysia Ringgit MYR 500,000. The transaction closed on April 20, 2023.

Also on March 13, 2023, we entered into a Settlement of Debts Agreement (the “SDA Agreement”) with CSB and a two year term period promissory note with CSB’s creditor, a related party, Borneo Oil Corporation Sdn Bhd (the “Creditor”), to settle in full a total of US $675,888 of CSB’s account payable to the Creditor either in cash or by the issuance of new shares of our Common Stock. On August 16, 2024, we entered into a Supplementary Agreement to the SDA Agreement and Promissory Note with the Creditor to convert the total accounts payable of USD 675,888 into 9,655,542 shares of our Common Stock. A total of 9,655,542 shares of our Common Stock was issued on August 16, 2024, to Borneo Oil Berhad, the appointed nominee of the Creditor, to settle in full the total accounts payable to the Creditor.

Dissolution of Bio Resources Limited

Pursuant to an Intellectual Property Transfer Agreement dated October 15, 2025, Bio Resources Limited (“BRL”), a wholly owned subsidiary of the company, transferred to VRAP, another wholly owned subsidiary of the company, all rights, title and interest in the intellectual property known as Catalytic BioFraction Process at its carrying value of $30,192,771 as of that date. Following the completion of the transfer, BRL was administratively dissolved by being struck off the registers of the Labuan Financial Services Authority on October 19, 2025.

Establishment of Verde Resources Asia Pacific Pte. Ltd. (“VRAPPL”)

On March 30, 2026, the company established VRAPPL, a private company limited by shares incorporated under the laws of the Republic of Singapore and a wholly owned subsidiary of the Company. The subsidiary’s primary activity is research and experimental development in biotechnology (excluding medical sciences). The establishment of VRAPPL follows several months of discussions with the Economic Development Board (“EDB”) and Land Transport Authority (“LTA”) of the Republic of Singapore and advances the company’s previously stated strategy to license its Net Zero Blueprint and related technologies globally, beginning with Singapore as its Asia Pacific headquarters. This initiative is expected to support the future generation and trading of carbon removal credits and serve as a foundation for the company’s expansion across the region.

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

ITEM 1A. Risk Factors

Investing in our securities is speculative and involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, before deciding to invest in our securities. If any of the following risks materialize, our business, prospects, liquidity, financial condition and results of operation will likely be materially and adversely affected. In that event, the market price of our Common Stock could decline, and you could lose all or part of your investment. Some statements in this Annual report, including statements in the following “Risk Factors” section, constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward Looking Statements.”

Risks Related to Our Business and Industry

Our current business has a limited operating history, and we continue to refine our business model, which makes it difficult to evaluate and compare our past performance with future prospects. Therefore, it is difficult to assess our ability to generate future revenue and earnings, making an investment in our company speculative.

Our company has engaged in several different and varied businesses since its formation in 2010, including businesses very different from our current business. We have only been engaged in our current business model since 2023. Therefore, our current business model is relatively new and unproven, and there is limited historical financial or operational data on which to evaluate our company. Furthermore, we continue to refine our strategies. Therefore, there is very limited and evolving or differing historical operating data on which to evaluate the results of and prospects for our current business model.

Moreover, given that our current business model is at its early stages, and particularly since under both the MCCA and Ergon License, Ergon is not currently required to purchase any minimum amounts of biochar or Verde 24 from us, it is impossible to know with any certainty whether our current business model will generate revenues or ultimately lead to positive cash flows or profitability. This makes evaluating an investment in our company speculative.

We have a history of operating losses and may never achieve cash flow positive or profitable results of operations.

We have never been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ending June 30, 2026 and 2025, we reported net losses of approximately $3.44 million and $4.78 million respectively. At June 30, 2026, we had an accumulated deficit of approximately $21.71 million. If we cannot generate sufficient revenues, we would expect to continue to report losses until we can substantially increase our revenues, which we may be unable to do. There is therefore a risk that we will be unable to operate our business in a manner that generate positive cash flow or profit, and our failure to increase our revenues, generate positive cash flow and operate our business profitably would damage our reputation and stock price.

We are highly dependent on our relationship with Ergon, and our failure to successfully commercialize our products through Ergon could materially adversely affect our business.

On October 10, 2025, we entered into the Ergon License relating to Verde V24, and on July 1, 2026, we entered into the MCCA with Ergon. Under the MCCA, we act as a preferred supplier of engineered biochar to Ergon and provide carbon credit monetization and related services, while Ergon uses its good faith efforts to develop, manufacture and market products containing our engineered biochar. Our current go-forward commercialization strategy with Ergon is focused on combining Ergon’s asphalt liquids, including emulsions and liquid binders, with our engineered biochar across multiple road applications, initially focused on cold-paving applications. As a result, we expect that a significant portion, and potentially substantially all, of our near-term revenues will depend on Ergon’s ability and willingness to utilize our engineered biochar and successfully commercialize products incorporating our technology.

The MCCA sets forth non-binding annual target supply volumes of Ergon’s products for which Verde Renewables will aim to supply its engineered biochar. Accordingly, there can be no assurance that Ergon will purchase any minimum quantity of engineered biochar from us or generate meaningful revenues for us. Any future purchase requirements remain subject to negotiation and may not be established on favorable terms, or at all.

In addition, we have limited control over the commercialization of our products under both the Ergon License and the MCCA. Ergon is responsible for manufacturing, marketing, distribution, and customer adoption of asphalt products containing our technologies, and our ability to generate revenue is therefore dependent on Ergon’s operational execution, customer relationships, and market acceptance of products incorporating our technology.

Our economic participation in certain revenue streams is also subject to the terms of the Ergon License and MCCA, including arrangements pursuant to which a portion of carbon removal credits generated from the use of our products may be allocated to Ergon. These arrangements may reduce the revenues and margins we would otherwise realize from such activities.

Furthermore, our ability to supply Ergon is dependent on our access to key inputs, including our biochar which we obtain pursuant to the BSL Supply Agreement with BSL. Any disruption in our ability to obtain such inputs, including as a result of a breach or termination of the BSL Supply Agreement, could impair our ability to perform under the Ergon License and MCCA, respectively, and materially adversely affect our business, financial condition and results of operations.

Moreover, should either of the Ergon License or MCCA be terminated or we otherwise lose the business relationship with Ergon, it could result in a material decline in our revenue, profitability, and cash flow, leading to increased business risk and potential financial instability. We may also be unable to replace Ergon with a similar relationship in a timely manner or at all, which would have a material adverse effect on our viability as a company as well as our results of operations and stock price.

We are substantially dependent upon BSL for our supply of engineered biochar in the United States. Any loss of such supply, or breach by us of the agreements governing the supply to us of engineered biochar, could have a material adverse effect on our business.

Through our BSL Supply Agreement, BSL has agreed to manufacture, supply, distribute and white label engineered biochar for incorporation into our and our customer’s products. In return, we have agreed that BSL shall serve as our exclusive supplier of engineered biochar for asphalt and road construction applications in the United States. We are substantially dependent upon BSL to fulfill our supply obligations to Ergon under the MCCA. If BSL is unable to fulfill its obligations under the BSL Supply Agreement or is otherwise unable to meet our demands for engineered biochar in the United States, we could fail to meet our obligations under the MCCA and our business, financial condition, and results of operations would be materially adversely affected. Similarly, if we breach the terms of the BSL Supply Agreement with BSL or otherwise lose access to the engineered biochar supplied by BSL, our business, prospects, financial condition and results of operations would be materially adversely affected.

We are dependent on third-parties for the production of end-products containing our technologies, and the inability to perform by, or loss of, these third-parties would have a material adverse effect on our business, financial condition and results of operations.

We are reliant on a still developing business model where our licensees and customers are responsible for producing high-quality road material products based on or incorporating our proprietary technologies. As such, our success depends heavily on our ability to effectively manage and maintain these relationships, as well as the operational technologies provided to our licensees and customers. At the moment, we only have one such relationship, Ergon; however, we intend to pursue the same licensing and sales strategy globally with strategic, in-country relationships. Any failure to properly manage or oversee the use of our products sold or technologies licensed by these third-parties could negatively impact the quality and consistency of the end-products, and in turn, our reputation and ability to operate effectively.

We intend to invest significantly in information and operational technologies to support our licensees and customers, as well as to maintain operational efficiency. Some of these investments will involve complex, multi-year technology deployments that require specialized customization and project management to ensure they deliver the expected value. Our new technology infrastructure will be a mix of on-premises, hybrid, and cloud technologies, supported by both third-party outsourced service providers and internal resources. Any failure to properly manage the customization or deployment of these technologies within this complex operating environment could lead to additional costs, delays, or an erosion of the benefits realized from these investments.

Given the specific nature of the technologies we license and sell, we will be reliant on third-party specialists for implementation. Failure to secure appropriately skilled and experienced third-party specialists may increase the risk of unsuccessful implementations, delays, and higher costs. If we fail to ensure that our licensees and customers have the necessary support and technology investments at the right time, we risk losing our competitive advantage, reducing the quality of the end-products containing our technologies, or failing to comply with evolving laws and regulations.

In addition, our revenue and income potential for our business model is unproven and our business is continually evolving. Our success depends upon the sufficient acceptance and adoption by end users of products. Currently, our products have not been introduced into the commercial market at scale. We cannot predict how quickly, if at all, the potential end users will accept our products or our customers’ products that contain our technologies, or, if accepted, the extent of the purchase of our products or our customers’ products containing our technologies.

We therefore can give no assurance that we will be able to successfully implement our business model, our strategies or develop new products. Accordingly, our business model could expose us to significant risks, beyond those associated with operating our existing business, including difficulties with our licensees or customers and our incurrence of unanticipated liabilities and expenses, and may materially adversely affect our business, prospects, liquidity, financial condition and results of operations.

The generation of certified carbon credits through our proprietary technologies and asphalt applications is an untested business model, and the market for carbon credits is immature, highly volatile, and subject to rapid regulatory and commercial change.

A key component of our business strategy and growth plan relies on our ability to generate, certify, and monetize carbon removal credits (such as those issued through registries like Puro.earth) derived from the incorporation of our engineered biochar into asphalt and other applications. However, the process of qualifying, measuring, reporting, and verifying (MRV) carbon sequestered in civil infrastructure materials is relatively new, highly technical, and subject to evolving regulatory standards and registry methodologies.

We cannot assure you that we or our commercial partners (including Ergon, with whom we have agreed to share a portion of generated carbon credits) will successfully obtain or maintain certification for carbon removal credits at scale. Furthermore, the broader voluntary and compliance markets for carbon credits are highly fragmented, immature, subject to unpredictable price fluctuations, and lack standardized trading mechanics. Factors that could materially adversely affect our carbon credit monetization strategy include:

●	Evolving MRV Protocols and Registry Approvals: Changes in third-party verification standards, life cycle assessment (LCA) requirements, or registry rules could restrict our ability to quantify or register carbon credits from road construction materials.

●	Market Acceptance and Demand Volatility: Demand for carbon removal credits depends heavily on voluntary corporate sustainability commitments, regulatory mandates, and macroeconomic conditions. Any decline in corporate buyer interest or negative public perception regarding engineered biochar solutions could depress credit prices or eliminate secondary buyers.

●	Reliance on Partners: Our operational model relies on supply partners (such as Biochar Solutions LLC) to deliver qualified biochar feedstock and commercial partners (such as Ergon) to deploy the material in sufficient volumes. Disruptions in supply, failure to meet quality standards, or lower-than-projected application volumes will directly impact credit generation.

●	Regulatory and Legal Uncertainty: Governments and international bodies may introduce new carbon market regulations, accounting rules, or taxation frameworks that could impair the economic viability of our carbon credit monetization model.

If we are unable to reliably generate, verify, and sell carbon credits at favorable prices, or if the market for infrastructure-based carbon removals fails to mature, our projected revenues, financial condition, and growth prospects could be materially and adversely affected.

Our memorandum of understanding with Highway in Singapore is non-binding and remains subject to pilot program validation of our engineered biochar carbon platform. We may never reach the stage of definitive documentation to commercialize our platform in Singapore.

Our proposed collaboration with Highway International Pte. Ltd. in Singapore represents a potential commercial pathway for our planned expansion in Southeast Asia. Under the Highway MoU entered into in August 2026, the parties contemplate that engineered biochar for the proposed Singapore initiative is expected to be supplied from our BioFraction facility in Sabah, Borneo.

However, the Highway MOU is non-binding, serves principally as a framework for future exploration and potential binding agreements and does not obligate either party to enter into a definitive licensing agreement or complete any transaction. To advance towards definitive documentation, our engineered biochar platform will need to be validated in a pilot program, and such validation may not occur. Our inability to capitalize on our opportunity in Singapore via the Highway MOU or otherwise would adversely impact our potential to generate revenues in the future.

We have not funded certain amounts required under our agreement with C-Twelve, and C-Twelve may assert that we are in breach of the agreement, which could result in disputes, additional costs or other adverse consequences.

Under the C-Twelve Agreement, we hold an exclusive ten-year license in the United States, Canada and Mexico relating to Verde V24. Pursuant to the C-Twelve Agreement and related addendum, we were required to pay C-Twelve an additional $1.0 million exclusive licensing fee and provide C-Twelve with a $2.0 million loan. If such funding was not achieved by July 31, 2026, C-Twelve has the right, upon ten business days’ notice, to hold us in breach of the C-Twelve Agreement. As of the date of this Annual Report, we have not provided C-Twelve with the $2.0 million loan or the $1.0 million licensing fee, however, C-Twelve has not provided us with notice declaring us in breach of the C-Twelve Agreement.

In August 2026, we received the completed NCAT report relating to testing of material utilizing C-Twelve’s emulsifier. The findings indicated that the C-Twelve material is not yet ready for commercial market deployment. We have shared the report with C-Twelve and have communicated with C-Twelve regarding the report and its findings.

Our current go-forward commercialization strategy with Ergon does not contemplate the use of Verde V24 and instead focuses on combining Ergon’s asphalt liquids, including emulsions and liquid binders, with our engineered biochar for multiple road applications. Accordingly, we do not currently expect our decision not to utilize Verde V24 in our go-forward commercialization strategy to materially adversely affect our business growth. Nevertheless, the C-Twelve Agreement remains in effect, and C-Twelve may provide notice of breach and exercise contractual remedies available to it as a result of our failure to satisfy the funding requirements. Any dispute regarding our obligations under the C-Twelve Agreement could require us to renegotiate the agreement, incur additional costs, engage in litigation or arbitration, or otherwise expend management and financial resources, any of which could adversely affect our business, liquidity, financial condition and results of operations.

We will depend upon a select number of customers for a significant portion of our revenue for the foreseeable future. Any failure or delay in payments by these customers would have a material adverse effect on our revenues and financial condition.

Under each of our biochar distribution model and our licensing model, we currently have a single customer, Ergon. For the foreseeable future, Ergon and selected customers of Ergon are expected to account for the majority of our revenue. As we work to expand each of our biochar distribution and licensing model in the U.S and globally, there will be a period of time in which our revenue is significantly dependent upon one or a small number of key customers. This customer concentration exposes us to a material adverse effect if any of these significant customers were to significantly reduce purchases for any reason or favor competitors or new market participants, and we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at historic levels. Our customer concentration may also subject us to perceived or actual bargaining leverage that our key customers may have, given their importance to us. If our key customers seek to negotiate or renegotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, results of operations and financial condition. Furthermore, industry consolidation and company failures could decrease the number of potential significant customers for our products and services. The decrease in the number of potential significant customers will increase our reliance on key customers and, due to the relative importance to us, may negatively impact our bargaining position and thus our profit margins. If we were to lose one of our key customers or have a key customer cancel a key program or otherwise significantly reduce its volume of business with us or fail to pay us in full for the goods or services purchased from us, our sales and profitability would be materially reduced and our business and financial condition would be seriously harmed.

We have recently entered into each of the Ergon License and MCCA, from which two agreements we anticipate predominantly all of our revenue will be derived in the immediate future. The loss of either of the Ergon License or MCCA, whether through our fault, such as by the failure of Verde V24 or our biochar, and the products in which either are incorporated to perform as desired, or for reasons outside of our control, such as material adverse changes to Ergon’s financial condition, could cause a material adverse impact on our business, operating results and financial condition. Additionally, any non-payment or delay in payment of the receivables under the Ergon License, MCCA, or similar agreements we may enter into in the future or any inability to collect receivables under the Ergon License, MCCA, or similar agreements, or enforce other contractual obligations, would have a significant material adverse effect on our revenues and financial condition.

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

Our limited history in our current business model, together with our history of losses, make prediction of future operating results difficult. You should not rely on any growth we may experience in the future as any indication of future growth rates or operating results. Our valuation and the price of our Common Stock will likely fall in the event our operating results (notably our revenue growth, with the goal of achieving cash flow positive and profitable operations) do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results may be an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

●	Ergon’s usage of our engineered biochar in its products, and our ability to attract additional customers for our engineered biochar and related technologies;

●	our or our licensees’ or our customers’ inability to attract demand for and obtain acceptance of our products or end-products containing our technologies;

●	the success of alternative road construction materials, including our cold mix BioAsphalt™ formulation, and the possible future introduction of new road construction materials;

●	our customers’ and licensees’ ability to design, implement and, as necessary, modifying product pricing programs;

●	the expansion and rate of success of our and our licensees’ marketing and advertising efforts;

●	failure of BSL or other suppliers to deliver engineered biochar, materials or services to us or our customers in a cost-effective and timely manner;

●	our failure to develop, find or market new products;

●	the successful completion of current and future testing and validation of our products;

●	actions relating to ongoing regulatory compliance;

●	the size and timing of orders from end users of our products; and

●	general economic conditions, as well as those specific to our customers, licensees, end users and markets.

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

If such a definitive license agreement for TerraZyme is not entered into, we would continue to utilize TerraZyme under the terms of the NPI MOU until its termination. Our engineered biochar and other proprietary technologies operate independently and are not reliant upon TerraZyme for their production or performance. The TerraZyme enzyme is considered a complimentary additive that may enhance material performance and potentially generate additional revenue opportunities. We view TerraZyme as an enhancement that could further diversify and strengthen our product portfolio within the sustainable road construction sector in North America.

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

Our industry is a highly fractured industry comprised of a wide range of companies, including large publicly traded companies and smaller privately held companies. Many of these companies operate on a global basis, have more experience in the industry than we do, and are larger and better capitalized than we are. While we are not presently aware of any direct competitors, which we define as companies that develop or commercialize road materials or applications that incorporate carbon-based or carbon-sequestering components into their mix designs, several of the companies within our industry have begun to prioritize research and development of sustainable alternatives to their traditional products, and it is possible that they may develop alternatives competitive with the solutions we offer. Further, we cannot eliminate the risk that, in the future, one or more third parties may attempt to, and may potentially succeed in, reverse-engineering or otherwise replicating or improving upon our proprietary technology.

Adverse public policy, economic, social and political situations in any country in which we operate could lead to a number of risks including health and safety risks for our people, a fall in demand for our products, business interruption and/or restrictions on repatriation of earnings.

We primarily operate across North America, with additional operations anticipated in Southeast Asia. The economies of these regions in which we operate are broadly stable. However, they are at varying stages of development, which presents multiple risks and uncertainties that could adversely affect our operations and financial results. These risks and uncertainties include:

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

We and our licensees or customers may be unable to respond in a timely and cost-effective manner to changes in consumer preferences.

The road and construction materials industry is subject to changing customer preferences. Even if we and licensees like Ergon are able to establish some measure of market penetration for our products, of which no assurances can be given, a shift in customer preferences away from what we offer would result in significantly reduced revenue. Our future success depends in part on our, our licensees’ and our customers’ ability to anticipate and respond to changes in customer preferences. Failure to anticipate and respond to changing customer preferences in the products we market could lead to, among other things, lower sales of products, significant markdowns or write-offs of inventory, increased product returns and lower margins. If we or our licensees are unable to anticipate and respond to changes in customer preferences, our results of operations in future periods will be materially adversely impacted.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Mr. Jack Wong, our chairman and chief executive officer, has extensive contacts and experience in the green climate-tech industry in the United States and other countries. We are heavily dependent on his abilities and services to develop and market our business. He is responsible for overseeing the day-to-day operations of our operating company. However, we may not be able to retain his services for any specified period of time, and the loss of his leadership could have a material adverse effect on our business operations, financial condition, and results of operations. Additionally, under the terms of each of the Ergon License and MCCA, if Mr. Wong or Mr. Eric Bava, our director and chief operating officer, were to be removed from their respective positions with us for any reason other than for termination cause or voluntary resignation, Ergon would have the right to terminate each of the Ergon License and MCCA with little to no potential penalties. As we will be substantially reliant on each of the Ergon License and MCCA to generate the majority of our revenue for the foreseeable future, we are heavily dependent upon Mr. Wong and Mr. Bava’s continued service.

In addition to Mr. Wong and Mr. Bava, we must attract, recruit, and retain a qualified workforce of technically skilled employees in the United States to run our operations. Our ability to effectively implement our business strategies and expand operations depends on the successful recruitment and retention of highly skilled and experienced management and key personnel. If we are unable to maintain a strong management team, our business could face significant challenges, and you could lose any investment you make in our shares.

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

Many federal, state and local laws and regulations relating to, among other matters, air emissions (including carbon dioxide and other greenhouse gases) and other environmental, health and safety matters will impact our business. Some of our, or our licensees’ and customers’ operations require permits, which may impose additional operating standards and are subject to modification, renewal and revocation. Our, our licensees’ and our customers’ operations may from time to time involve the use of substances that are classified as toxic or hazardous within the meaning of these laws and regulations. Despite efforts to remain in compliance at all times with all applicable laws and regulations, the risk of liabilities, particularly environmental liabilities, is inherent in the operation of our business. These potential liabilities could result in material costs, including fines or personal injury or damages claims, which could have an adverse impact on our results of operations.

Moreover, future events, including changes in existing laws or regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of our products or business activities may result in additional or unanticipated compliance and other costs. We, our licensees or our customers could be required to invest in preventive or remedial action, like pollution control, which could be substantial or which could result in restrictions on our operations or delays in obtaining required permits or other approvals.

Our, our customers’ and our licensees’ operations are subject to manufacturing, operating and handling risks associated with our products and the products our licensees manufacture using our products, including the related storage and transportation of hazardous substances and wastes. We may be exposed to hazards, including storage tank leaks, explosions, and discharges or releases of hazardous substances. These risks can subject us to potentially significant liabilities relating to personal injury, death or property damage, and may result in significant civil or criminal penalties, which could damage our business and harm our results of operations.

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

Any significant business acquisition or combination we might choose to undertake may require that we devote significant management attention and resources to preparing for and then integrating our business practices and operations. Based on our history, we believe we would be successful in this integration process. Nevertheless, we may fail to realize some of the anticipated benefits of any potential acquisition or other business combination that we pursue in the future if the integration process takes longer or is more costly than expected. Potential difficulties we may encounter in the integration process include the following:

●	inability to successfully combine operations in a manner that permits us to achieve the synergies anticipated to result from the proposed acquisition or business combination, which would result in the anticipated benefits of the acquisition or business combination not being realized partly or wholly in the time frame currently anticipated or at all;

●	complexities associated with managing the combined operations;

●	integration of personnel;

●	creation of uniform standards, internal controls, procedures, policies and information systems;

●	discovery of previously unknown liabilities and unforeseen increased expenses, delays or regulatory issues associated with integrating the remaining operations; and

●	performance shortfalls in our operations resulting from the diversion of management attention caused by completing the remaining integration of the operations.

The inability to obtain raw materials from suppliers in a timely manner would adversely affect our and our licensees’ ability to offer our products.

Our, our customers’ and our licensees’ ability to offer our products depends on the ability to obtain an adequate supply of engineered biochar from our suppliers, who will also be the indirect suppliers of our customers and licensees. Transportation delays may adversely impact our supply chain. Additionally, failure by our suppliers to provide us with products that meet our required quality standards on commercially reasonable terms, potential cybersecurity attacks on our suppliers, and failure to comply with legal requirements for business practices, could have a material adverse effect on our business, financial condition, or results of operations. Furthermore, we rely heavily or, in certain cases such as in the United States, exclusively, on one supplier for biochar supply. If this supplier decides to discontinue its relationship with us and we are unable to replace such supplier with another qualified supplier, our business, operating results and financial condition could be materially and adversely impacted.

Asphalt is sensitive to supply and price volatility.

Asphalt competition is often based primarily on price due to potentially volatile input costs and lower barriers to entry, which is highly sensitive to changes in supply and demand. Prices fluctuate significantly in response to relatively minor changes in supply and demand, general economic conditions and other market conditions, which we cannot control. When asphalt producers increase production capacity or more asphalt is imported into the market, an oversupply of asphalt in the market may occur if supply exceeds demand. In that case, asphalt prices generally decline, making traditional asphalt products cheaper and more competitive with our carbon sequestering solutions, which could have a material adverse effect on our business, results of operation, and financial condition. Further, we cannot be assured that prices for our carbon sequestering technologies, including asphalt products containing our engineered biochar sold by our customers and licensees, will not decline in the future or that such decline will not have a material adverse effect on our road construction product line.

We are subject to the many risks of doing business internationally, including but not limited to the difficulty of enforcing liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the courts of the United States for purposes of any lawsuit, action or proceeding by investors. An investor would have the ability to effect service of process in any action against us within the United States. In addition, through Verde Malaysia and Verde Resources Asia Pacific Pte. Ltd., we are registered as a foreign corporation doing business in Malaysia and Singapore, respectively, and as such, are subject to the local laws of Malaysia and Singapore governing an investors’ ability to bring actions in foreign courts and enforce liabilities against a U.S. issuer, or any person, based on U.S. federal securities laws.

We will need to raise capital to satisfy our capital needs and grow our company. Future capital needs will require us to sell additional equity or debt securities that will dilute or subordinate the rights of our common stockholders, and our inability to raise capital when needed could cause our business to fail.

To develop our business as currently planned, we will need to raise additional capital. We expect that we will need to make investments to scale our operations before we can generate meaningful revenue. Moreover, our costs and expenses may be even greater than currently anticipated, and there may be investments or expenses that are presently unforeseen. In any case, we may be unable to raise sufficient capital to fund these costs and achieve significant revenue generation. Moreover, our future capital requirements are also difficult to predict with precision, and our actual capital requirements may differ substantially from those we currently anticipate.

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

Climate change and decarbonization continue to influence government policy, regulatory frameworks, and commercial investment decisions in the United States and internationally. Changes in governmental priorities, legislation, regulations, executive actions, or incentive programs related to climate change, greenhouse gas emissions, renewable energy, carbon markets, or other environmental initiatives may affect demand for our products and technologies. Since 2025, the U.S. federal government has shifted federal policy to reflect a reduced emphasis on climate change and clean energy, including changes to environmental regulations, permitting, funding priorities, and implementation of certain climate-related programs. Additional legislative, regulatory, or administrative changes could further modify or eliminate incentives or other policies that support the adoption of low-carbon technologies.

Our products are designed to provide lower-carbon or carbon-negative alternatives to conventional materials. The commercial adoption of our products depends, in part, on customer demand for sustainable construction materials, the availability of governmental or private-sector incentives, carbon markets, and evolving environmental regulations. A reduction in support for climate-related initiatives or changes in customer preferences resulting from evolving policy, regulatory, or market conditions could reduce demand for our products, delay commercialization efforts, or adversely affect the willingness of our customers and end users to adopt our technologies. If such changes occur, they could have a material adverse effect on our business, prospects, financial condition, and results of operations.

If we fail to continue developing and improving upon our sustainable products, we may fall behind our competitors and our financial performance may be adversely impacted.

We operate in a competitive industry where the participants continuously develop innovative new products and solutions that enable their customers to work more efficiently, reduce their environmental footprint and realize greater cost savings. This is especially so in relation to changing customer preferences and demands for high-performance sustainability solutions with enhanced emissions and/or circularity profiles, including those with greater recycled content and/or innovations to existing products, that help them to deliver on their own climate or emissions-related commitments. Failure to continue leveraging innovation and other sustainability initiatives may allow other industry participants to develop their own technologies as alternatives to our solutions, potentially resulting in early obsolescence of our solutions, or our customers or licensees, including Ergon, choosing to purchase such alternatives instead of our solutions, which would have a material adverse effect on our business, financial condition and results of operations.

We contract with third parties for the manufacture of our technologies and expect to continue to do so for additional years. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of products or such quantities at an acceptable cost, which could delay, prevent or impair our business development.

We rely, and expect to continue to rely, on third-party manufacturers for the production of our technologies. All of our technologies and products containing our technologies are manufactured by third parties, therefore our ability to increase production going forward will depend upon the experience, certification levels, and large-scale production capabilities of those third parties’ manufacturers. This reliance on third parties increases the risk that we will not have sufficient quality and quantities of products or such quantities at an acceptable cost, which could delay, prevent or impair our business development.

A number of our projects/contracts are complex, spanning multiple parties, years and/or products, and our future financial results may be adversely affected if we incorrectly forecast project budgets, deliver projects that do not meet contracted standards, or fail to deliver on time.

Across our business lines, we will enter into contracts for complex, multi-year projects that comprise multiple product lines and as such we will be exposed to inherent risks related to forecasting and budgeting, project management and delivery, and quality control. If we fail to manage these risks effectively, we could suffer severe consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, any failure to manage these risks may also impact our customers’ or licensees’ ability to bid for and/or win future projects or contracts, which could reduce our profitability and damage our reputation among our customers and licensees, or potential customers and licensees.

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

We do not have an independent audit committee and our Board may be unable to fulfill the functions of such a committee, which may compromise the management of our business. Our Board currently functions as our audit committee and is comprised of four directors, only one of whom is considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934 or the Nasdaq Rules. An independent audit committee plays a crucial role in the corporate governance process, assessment of our processes relating to its risks and control environment, oversight of financial reporting, and evaluation of internal and independent audit processes. The lack of an independent audit committee may prevent the Board from being independent in its judgments and decisions and its ability to pursue the committee’s responsibilities, which could compromise the management of our business.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these weaknesses or otherwise fail to establish and maintain proper and effective internal controls, our ability to produce timely and accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, our stock price and access to the capital markets.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. We have identified material weaknesses in our internal controls over financial reporting relating to segregation of duties, formalized processes and documentation, regulatory reporting, the lack of an internal audit function, and the lack of an established audit committee. These material weaknesses have led to a conclusion that our internal controls over financial reporting and disclosure controls and procedures were not effective as of June 30, 2026. Our inability to remediate these material weaknesses, our discovery of additional control deficiencies or material weaknesses in internal controls, and our inability to achieve and maintain effective disclosure controls and procedures and internal controls over financial reporting could adversely affect our results of operations, our stock price and investor confidence in our company.

Our management intends to take action to begin remediating these material weaknesses we have identified in our internal controls over financial reporting; however, certain remedial actions have not started or have only recently been undertaken. We cannot be certain as to when remediation may be fully completed. In addition, we could in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal controls over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

If we fail to remediate these material weaknesses and maintain effective disclosure controls and procedures or internal controls over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our future reporting obligations or to comply with SEC rules and regulations. As a result, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could decline. We could also become subject to investigations by the stock exchange on which our Common Stock is listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Failure to remedy any material weakness in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Failure to have effective internal controls over financial reporting and disclosure controls and procedures can impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. If, as a result of the ineffectiveness of our internal controls over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.

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

We rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Currently, this relates most notably to the composition of and manufacturing process for our engineered biochar. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Our trade secret protection, in particular for our biochar, is further complicated by the fact that we collaborate with BSL on biochar matters and have agreed that we will share intellectual property rights jointly in certain instances set forth in the BSL Supply Agreement.

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

Risks Related to Our Common Stock

We may not be successful in obtaining or maintaining a listing of our Common Stock on Nasdaq, which could adversely affect our business, financial condition and ability to raise capital.

We currently trade on the OTC market and are pursuing a listing of our Common Stock on the Nasdaq Stock Market. However, there can be no assurance that we will satisfy all applicable Nasdaq listing requirements or that Nasdaq will approve our listing application.

The process of pursuing a Nasdaq listing requires significant management attention and may result in substantial legal, accounting, consulting, regulatory and compliance costs. In addition, Nasdaq listing standards impose ongoing requirements relating to, among other things, stockholders’ equity, market value, corporate governance, independent directors, audit committee composition, public float and minimum bid price. Compliance with these requirements may require us to incur additional costs and devote significant management resources.

Even if our Common Stock is approved for listing on Nasdaq, there can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing standards. Failure to satisfy these standards could result in delisting of our Common Stock from Nasdaq, which could adversely affect the liquidity and market price of our securities, reduce analyst coverage and investor interest, limit our access to capital markets and impair our ability to raise additional financing on favorable terms, or at all.

If we are unable to obtain or maintain a Nasdaq listing, investors may experience reduced liquidity in our securities and our ability to execute our growth strategy could be adversely affected.

We will very likely be required to implement a reverse stock split in connection with a Nasdaq listing, which could adversely affect the market price and liquidity of our Common Stock.

Given the current low price per share of our Common Stock, in connection with our efforts to obtain and maintain a Nasdaq listing, we will very likely be required to implement a reverse stock split of our outstanding Common Stock. While a reverse stock split would reduce the number of outstanding shares and increase the per-share trading price of our Common Stock, there can be no assurance that the market price of our Common Stock will increase proportionately or remain at a level sufficient to satisfy Nasdaq’s continued listing requirements.

Reverse stock splits are often viewed negatively by investors and may result in increased stock price volatility, reduced trading liquidity and decreased investor interest. In addition, the market price of our Common Stock may decline following the implementation of a reverse stock split, and stockholders may experience a reduction in the aggregate market value of their investment.

Further, even if a reverse stock split is implemented and results in an increase in the market price of our Common Stock, there can be no assurance that we will satisfy all other Nasdaq listing requirements or that our Common Stock will continue to meet Nasdaq’s continued listing standards.

Actions we may take to satisfy Nasdaq listing requirements could result in dilution to existing stockholders.

In connection with our efforts to obtain and maintain a listing of our Common Stock on the Nasdaq Stock Market, we may be required to undertake financing transactions, equity issuances, reverse stock splits, or other capital structure changes to satisfy Nasdaq’s initial and continued listing requirements. In addition, we may issue shares of Common Stock pursuant to existing contractual obligations, equity compensation arrangements, consulting agreements, strategic partnerships, or other commitments that support our Nasdaq listing and growth objectives.

Any such transactions could increase the number of shares of Common Stock outstanding, dilute the ownership interests and voting power of existing stockholders, and adversely affect the market price of our Common Stock. Further, if we are required to raise additional capital to support our operations, satisfy listing requirements, or fund growth initiatives associated with becoming a Nasdaq-listed company, such financing may be dilutive to existing stockholders.

Accordingly, stockholders may experience substantial dilution in connection with our efforts to obtain and maintain a Nasdaq listing.

Our Common Stock currently qualifies as a “penny stock.” The rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

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

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes may not be possible to predict and often appear to occur without regard to specific operating performance. The price of our Common Stock could fluctuate, and at times historically has fluctuated, based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our stock price.

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

Our future results may vary significantly, which may adversely affect the price of our Common Stock.

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

We will be subject to income taxes in the U.S., and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

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

Some of the provisions of Nevada law may have the effect of delaying, deferring or discouraging another person from acquiring control of our company or removing our incumbent officers and directors. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids. These provisions are also designed to encourage persons seeking to acquire control of us to first negotiate with our Board. We believe that the benefits of increased protection against an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging such proposals.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management

We have continued to develop and implement our cybersecurity risk management framework and have integrated cybersecurity risk considerations into our broader enterprise risk management processes. During the past year, we established procedures to identify, assess, prioritize, and manage material risks from cybersecurity threats, including periodic reviews of our information systems, cybersecurity controls, vulnerabilities, and mitigation measures. We also evaluate cybersecurity risks associated with third-party service providers that have access to our systems or information. Management oversees these processes and continues to enhance our cybersecurity policies, procedures, incident response capabilities, and third-party risk management practices as our business and technology environment evolve.

Cybersecurity Risks

To date, we have not experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition. While we recognize that evolving cybersecurity threats could pose risks, we currently believe such risks are not reasonably likely to materially affect our performance.

Cybersecurity Governance

Our Board retains overall responsibility for oversight of cybersecurity risks. Once formed, we intend to formally delegated this oversight function to the audit committee, which will receive regular reports from management regarding cybersecurity risk assessments, monitoring activities, and incident response planning. We intend to update the audit committee as frequently as warranted by material developments, but in no event less often than annually.

Day-to-day responsibility for managing cybersecurity risks rests with senior management, including the Chief Operating Officer, with support from external cybersecurity advisors. Management is responsible for overseeing the company’s prevention, detection, and response measures, as well as the development of incident response and recovery plans. Management receives updates from third-party service providers, consultants, and internal staff, and reports these matters to the Board or its audit committee on a scheduled basis.

ITEM 2. Properties.

Our current corporate and executive office is located at 8112 Maryland Ave, Suite 400, St. Louis, Missouri 63105, telephone number (314) 530-9071. We have entered into a new lease agreement for our future corporate headquarters located at 7800 Forsyth Ave., Suite 850, St. Louis, Missouri 63105, with an anticipated move-in date of October 1, 2026. Upon completion of the relocation, the new facility will replace our existing headquarters at 8112 Maryland Ave.

We believe that our existing facilities and planned future headquarters are adequate to support our current operations and anticipated growth initiatives. We will continue to evaluate our facility requirements as our business evolves.

We currently lease the following real properties:

Location	Rent / Own	Mortgage / Lease Terms	Use
St. Louis, Missouri (8112 Maryland Ave, Suite 400)	Rent	October 31, 2026	Current corporate Headquarters
St. Louis, Missouri (7800 Forsyth Ave., Suite 850)	Rent	September 30, 2031	Future Corporate Headquarters (1)
St. Louis, Missouri	Rent	June 23, 2027	Corporate Housing
Jalan Silam, Sabah, Borneo Malaysia	Rent	December 21, 2027	BioFraction Factory Site

(1)	New corporate headquarters office lease signed June 24, 2026 and effective October 1, 2026.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “VRDR.” There has been limited trading in our shares of Common Stock. We cannot assure you that there will be an active market in the future for our Common Stock.

The following table sets forth, for the periods indicated, the high and low bid prices of our Common Stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. These prices do not reflect the effect of the Reverse Stock Split.

	Bid Prices(1)
	High	Low
FISCAL YEAR ENDING JUNE 30, 2025:
First Quarter	$0.37	0.1241
Second Quarter	$0.2249	0.1214
Third Quarter	$0.205	0.111
Fourth Quarter	$0.17	0.0844

FISCAL YEAR ENDING JUNE 30, 2026:
First Quarter	$0.1001	0.049
Second Quarter	$0.099	0.0411
Third Quarter	$0.054	0.0264
Fourth Quarter	$0.077	0.0305

(1)	The above tables set forth the range of high and low bid prices per share of our Common Stock as reported by www.otcmarkets.com for the periods indicated. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of the date of this Annual Report, we had approximately 233 shareholders of record. Because certain shares of our Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock, and we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our Board and will depend on our earnings, capital requirements and financial condition and other relevant facts. We currently intend to retain all future earnings, if any, to finance the development and growth of our business.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2026, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the fiscal year ended June 30, 2026, except the following transaction:

On June 5, 2026, we issued 1,350,000 shares of our Common Stock at a price of $0.085 per share, to Jeremy Concannon, our Chief Growth Officer, as part of the compensation package in his services agreement.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during the year ended June 30, 2026.

Securities Authorized for Issuance under Equity Compensation Plans

At our 2026 Annual Meeting, our shareholders approved the Verde Resource, Inc. 2026 Equity Incentive Plan, which is referred to herein as the “2026 Plan”. As of its effective date, a total of 129,422,477 shares were initially available for future awards under the 2026 Plan, which amount will increase annually pursuant to the 2026 Plan’s “evergreen” provision. For more information on the 2026 Plan, see Executive Compensation – Equity Incentive Plans herein.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2026 Plan	-	-	129,422,477

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

Our audited financial statements are stated in U.S. Dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Overview

We are a road construction and building materials company offering proprietary, environmentally sustainable materials and seeking to redefine our industry with a clear mission: enabling the #TransitiontoZero®. Our proprietary product BioAsphalt™ incorporates a highly engineered blend of biochar, a powerful carbon sequestering material, into asphalt infrastructure with the goal of reducing emissions, improving performance, and lowering overall costs. Further, we expect to generate revenues from the generation by our products, and our subsequent sale, of carbon removal credits. We believe our proprietary products, know-how and business plan place us potentially at the forefront of sustainable innovation in the construction and building materials sector, an industry we believe is long overdue for transformation. We primarily operate through our wholly-owned U.S. subsidiary Verde Renewables, headquartered in St. Louis, Missouri.

Our strategic roadmap for helping achieve net-zero emissions—what we call our Verde Net Zero Blueprint—has achieved the following significant milestones in its evolution to date:

●	The issuance to our company in April 2025 of the world’s first carbon removal credit from asphalt production and application, certified by Puro.earth, the leading global registry for engineered carbon removal.

●	the successful laboratory-level validation by the National Center for Asphalt Technology (“NCAT”) of our BioAsphalt™ 100% reclaimed asphalt pavement (“RAP”) cold recycling mix incorporating our engineered biochar and an engineered cationic emulsion manufactured by Ergon. In September 2025, NCAT’s latest laboratory testing demonstrated that the 100% RAP BioAsphalt™ cold recycling formulation met or exceeded the applicable industry specifications evaluated during testing. The results demonstrated superior cohesion, high tensile strength ratio, a measure of the loads or stretching forces a material can sustain before permanently bending or breaking, (“TSR”), and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

Our Verde Net Zero Blueprint is comprised of our portfolio of proprietary and tested technologies that enable the production of sustainable infrastructure materials with the integrated ability to generate certified carbon removal credits. This positions carbon sequestration not just as an environmental co-benefit, but as a monetizable feature embedded in our business plan.

We believe our asset light business model enables scalable growth while minimizing capital intensity, creating recurring revenue streams through licensing, sales, royalties, carbon monetization, and strategic relationships. In particular, as the rise of artificial intelligence accelerates data center energy consumption, which is now projected to account for a growing share of global electricity use, enterprises worldwide are facing increasing pressure to offset their carbon footprints. This is driving up demand for high-integrity, verifiable carbon credits.

Our model presents a novel combination of infrastructure performance with measurable climate impact, potentially establishing us as a first mover in scalable Net Zero solutions, which we believe positions us well to meet the demands of a rapidly decarbonizing, carbon-constrained economy.

With key third-party testing and validations activities completed to date with groups such as NCAT and Puro.earth, we are now focused on commercializing our solutions in the United States, our most strategic market. To this end, in October 2025 we entered into an exclusive licensing agreement with Ergon, an industry leader in asphalt innovation and supply and one of the largest liquid asphalt and emulsion marketers in North America, for the production of asphalt surface course material containing our proprietary solution across North America. Building on that relationship, we recently entered into a Master Commercialization and Collaboration Agreement (“MCCA”) with Ergon establishing us as Ergon’s preferred vendor of engineered biochar and engaging us as the supplier of biochar for an initial cold mix road paving product project. As our domestic operations scale through Ergon, we plan to license the Verde Net Zero Blueprint globally, targeting infrastructure and materials companies in countries aligned with the Paris Climate Agreement and pursuing Net Zero by 2050.

We plan to expand operations and generate and grow revenue in the coming years primarily through marketing and selling our proprietary biochar and other road technologies to and through Ergon in North America, with an initial focus on the United States. Production planning of our materials has already commenced, with distribution anticipated to occur through the Ergon’s established sales channels, reaching asphalt mixing plants across the U.S., Canada and Mexico for blending and placement. Embedding our technology into Ergon’s nationwide business footprint would potentially enable rapid scalability and revenue generation.

In addition, we are advancing the implementation of our Verde NetZero Blueprint in Southeast Asia, where we have had our BioFraction facility in Sabah, Borneo since 2021. BioFraction refers to the biological fractionalization of waste through pyrolysis, a thermal decomposition process in an oxygen-free environment that converts organic waste into valuable outputs including biochar, biofuel, bio-syngas, and wood vinegar. At our BioFraction facility, we plan to convert palm oil waste into biochar and other renewable byproducts. The BioFraction facility was strategically placed into dormant status in recent years in order to prioritize our U.S.-based proof-of-concept activities with NCAT, although we have continued regular maintenance and test production runs to preserve its operational capability. We currently anticipate restarting and ramping up operations at the BioFraction facility during 2027 as we advance commercialization activities and complete planned pilot projects in Southeast Asia. We expect that successful completion of these projects could increase demand for our engineered biochar in the region and create additional licensing opportunities, which could, in turn, require increased production capacity at the BioFraction facility.

Recent Developments

Ergon Master Commercialization and Collaboration Agreement

On July 1, 2026, Verde Renewables entered into the MCCA with Ergon, whereby Verde Renewables shall act as a supplier of biochar to Ergon on a preferred vendor basis and provide carbon credit monetization and related services to Ergon, and Ergon shall endeavor to use its good faith efforts to develop, manufacture, and market products containing our engineered biochar, with the initial Ergon-Verde Product being a cold mix road paving product. See “Item 1. Business – Recent Developments.”

Highway International Pte. Ltd. Memorandum of Understanding

On August 26, 2026, VRAPPL entered into the Highway MoU with Highway, a Singapore-based integrated asphalt and road-infrastructure company, establishing a strategic framework for the proposed deployment, validation, commercialization and licensing of our engineered biochar carbon platform in Singapore. Under the Highway MoU, the parties intend to collaborate on an initial pilot project with Singapore’s LTA to evaluate the technology’s technical performance, production readiness, carbon accounting, digital MRV framework, and broader commercial rollout potential. Subject to successful pilot validation and LTA sign-off, feasibility studies, mutual due diligence, applicable regulatory approvals, and the negotiation and execution of definitive agreements, the parties intend to pursue an exclusive licensing arrangement for the use and commercialization of our engineered biochar carbon platform in Singapore. This arrangement would be expected to include minimum biochar purchase commitments, commercial supply terms, technical support, and provisions relating to carbon removal credit generation and sustainability. While it is non-binding and serves principally as a framework for future exploration and potential binding agreements, we believe the Highway MoU represents an important step in our strategy to establish Singapore as a regional launchpad for commercializing our technologies and potential expansion throughout the Asia-Pacific region.

Recent Milestones, Anticipated Plans and Expenditures

●	February 2026 — We received our first commercial purchase orders from Ergon for Verde V24, generating approximately $460,000 of revenue. As discussed above, our subsequent go-forward commercialization strategy with Ergon shifted away from Verde V24 and now focuses on supplying our engineered biochar for use with Ergon’s asphalt liquids across multiple road applications.

●	October 2025 – March 2026: Following the October 2025 execution of our definitive licensing agreement with Ergon for North America, we commenced initial marketing, technology transfer, and production ramp-up activities.

●	April 2026 – September 2026: We continued technical evaluation and commercialization activities related to our road paving technologies. Following execution of the MCCA with Ergon in July 2026, our go-forward commercialization strategy shifted to supplying biochar for use with Ergon’s asphalt liquids, including emulsions and liquid binders, across multiple road applications, initially focused on cold-paving applications and commercial field projects.

●	October 2026 – December 2026: We expect to continue working with Ergon on commercialization plans and anticipated quantities of Verde’s engineered biochar and related materials for 2027, including initial cold-paving projects and customer deployments.

●	Expenditures: Minimal business-related capital outlays are anticipated for our company over the next twelve months, as Ergon’s existing infrastructure will support production and distribution. Costs are expected to primarily involve engineered biochar procurement, technology integration, testing, compliance, monitoring, and commercialization activities. However, we also were required to fund $3 million to C-Twelve by the end of July 2026 as a loan ($2 million) and as a license fee ($1 million) under the C-Twelve Agreement, as described under “Intellectual Property” below. As of the date of this Annual Report, we have not provided C-Twelve with the $2 million loan or $1 million license fee. See “Risk Factors - We have not funded certain amounts required under our agreement with C-Twelve, and C-Twelve may assert that we are in breach of the agreement, which could result in disputes, additional costs or other adverse consequences.”

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

●	MCCA and Ergon License: Our commercial relationship with Ergon is expected to support the commercialization and broader deployment of our sustainable infrastructure technologies and contribute to future revenue through licensing, product sales, and related commercial opportunities.

●	Engineered Biochar Supply: Our ability to scale the production and supply of high-quality engineered biochar in order to support an increase in customer demand, commercial project deployments, and our goal of long-term revenue growth.

●	Adoption of Biochar-Asphalt Technology: Market acceptance of the Verde Net Zero Blueprint technologies by contractors, state Departments of Transportation, governmental authorities outside the U.S. (such as in Singapore, Canada and Mexico) and private sector customers will influence royalty streams and future expansion opportunities.

●	Carbon Credit Monetization: The issuance, pricing, and sales by us of certified carbon removal credits tied to our biochar-based asphalt applications will be a key driver of financial performance.

●	Operational and Integration Costs: Expenses related to technology transfer, compliance monitoring, and integration into licensee production systems will impact near-term margins.

●	Regulatory and Environmental Policies: Federal and state infrastructure spending, emissions reduction mandates, and climate policies may accelerate the adoption of our technology and corresponding revenue growth.

●	Continuous Improvement and Innovation: We are committed to continuous improvement and innovation on our core technologies to enhance performance, durability, and environmental benefits.

●	Maintaining the Quality of our Products: We seek to maintain robust quality assurance and measurement systems to confirm that all licensed products consistently meet our technical specifications and industry standards.

Results of Operations

The following table sets forth selected financial information from our statements of comprehensive loss for the years ended June 30, 2026 and 2025.

Statement of Operation	June 30,
	2026	2025	Change
	USD	USD	USD	%
Revenue	$467,788	$133,202	$334,586	251%
Cost of revenue	299,128	51,789	247,339	478%
Gross profit	168,660	81,413	87,247	107%
Selling, general and administrative expenses	3,677,660	5,889,024	(2,211,364)	(38)%
Other operating expenses	290,390	214,410	75,980	35%
Loss from operation	(3,799,390)	(6,022,021)	2,222,631	(37)%
Interest expense	-	(102,703)	102,703	(100)%
Other income	417,363	1,341,711	(924,348)	(69)%
NET LOSS	$(3,382,027)	$(4,783,013)	1,400,986	(29)%

Revenue

●	Revenue for the year ended June 30, 2026 was $467,788, an increase of $334,586, or 251%, compared to $133,202 for the prior year.

●	Revenue for the year ended June 30, 2026 was primarily derived from the first two purchase orders from Ergon for the proprietary, licensed cold mix asphalt emulsifying agent, Verde V24. During the year, we procured Verde V24 from our supplier and completed large-volume sales to Ergon. These transactions represent our initial commercial-scale sales of Verde V24, following limited pilot sales conducted in prior periods. Revenue for the year ended June 30, 2025 was generated from the sale of Biochar Asphalt Premix.

Cost of revenue

●	Cost of revenue for the year ended June 30, 2026 was $299,128, an increase of $247,339, or 478%, compared to $51,789 for the prior year.

●	The increase was primarily attributable to higher sales volume in the current year, driven by initial purchase orders for our Verde V24 product. The increase also reflected changes in product mix and higher procurement and fulfillment costs associated with the commercialization of our upgraded BioAsphalt™ formulation. Cost of revenue for the year ended June 30, 2025 was comprised of the costs of Biochar Asphalt products sold.

Gross profit

●	Gross profit for the year ended June 30, 2026 was $168,660, an increase of $87,247, or 107%, compared to $81,413 for the prior year.

●	The increase in gross profit was primarily attributable to higher sales volumes during the year, driven by initial commercial sales of Verde V24. Gross margin as a percentage of revenue was 36% for the year ended June 30, 2026, compared to 61% for the prior year. This decrease of 25% was primarily due to changes in product mix. The revenue mix during the year included a greater proportion of Verde V24 sales, which have a different pricing and cost structure compared to our premixed BioAsphalt™ products sold in the prior year.

Selling, general and administrative expenses

●	Selling, general and administrative expenses decreased by $2,211,364, or 38%, to $3,677,660 for the year ended June 30, 2026, compared to $5,889,024 for the year ended June 30, 2025.

●	The decrease was primarily attributable to:

○	the absence of the $1.25 million special bonus awarded to our Chief Executive Officer and research and development cost of $300,000 payable to C-Twelve pursuant to the C-Twelve Agreement, which were recorded in the prior year;

○	a reduction in share-based compensation expense for nonemployee consultants, as the related service periods for certain consultants were completed during the latter part of fiscal 2025 in accordance with their respective consulting and advisory agreements; and

○	a reduction in share-based compensation expense for employee driven by a lower grant-date fair value of equity awards granted during the current year, reflecting a lower market price of our Common Stock on the respective grant dates. As share-based compensation expense is recognized based on the grant-date fair value of awards over the requisite service period, the lower fair value of current-year grants resulted in reduced compensation expense recognized during the year.

●	These decreases were partially offset by an increase in legal and professional fees of $150,000 related to the Ergon License during the current year as we continued our work on the upgraded formulation of our BioAsphalt™ product.

Other operating expenses

●	Other operating expenses increased by $75,980, or 35%, to $290,390 for the year ended June 30, 2026, compared to $214,410 for the year ended June 30, 2025.

●	These expenses primarily relate to costs incurred to maintain the biofraction plant in Sabah, Borneo, following the temporary cessation of operations in June 2023, as we shifted our focus toward our North American operations. The increase was primarily attributable to foreign currency translation effects, as the weakening of the U.S. dollar resulted in higher reported expenses when translated into our reporting currency and inventories written off of $57,328.

Interest expense

●	Interest expense was $0 for the year ended June 30, 2026, compared to $102,703 for the year ended June 30, 2025.

●	The absence of interest expense during the current period was primarily attributable to the settlement of lease liabilities and financing arrangements in the prior fiscal year in connection with the disposal of assets held for sale and certain property, plant, and equipment, as well as the early conversion of promissory notes with an aggregate principal amount of $675,888 on August 16, 2024.

Other income

●	Other income decreased by $924,348, or 69%, to $417,363 for the year ended June 30, 2026, compared to $1,341,711 for the year ended June 30, 2025.

●	The decrease was primarily attributable to the decrease of interest income from bank deposits by $42,082 and unrealized foreign exchange gains by $363,520 recognized during the current year and the absence of non-recurring gains recognized in the prior year, including a gain on an insurance claim of $481,513, a gain on disposal of property, plant and equipment of $164,624, and rental income of $38,200.

●	Interest income from short-term investments decreased to $28,568 for the year ended June 30, 2026, compared to $70,650 in the prior year, primarily due to reduced investment placements.

●	Decrease was also partially offset by the forgiveness of debt of $163,281 for the year ended June 30, 2026, compared to $0 in the prior year.

Net loss

●	Net loss for the year ended June 30, 2026 was $3,382,027, compared to $4,783,013 for the year ended June 30, 2025, representing a decrease of $1,400,986, or 29%.

●	The decrease in net loss was primarily attributable to higher gross profit driven by increased sales values, lower selling, general and administrative expenses and absence of interest expense partially offset by reduction in other income, as discussed above.

Need for Additional Capital

Our ability to generate meaningful, sustainable revenue and achieve profitability depends substantially on the successful commercialization and market acceptance of our sustainable infrastructure technologies and biochar-related products. Our commercialization efforts may not proceed according to our anticipated timelines, achieve market acceptance, or generate sufficient revenue to support our operations.

Our business remains subject to risks associated with the commercialization and expansion of our sustainable infrastructure platform, including limited capital resources; uncertain and potentially fluctuating revenue streams; customer and strategic partner concentration; reliance on third-party manufacturers, suppliers, and service providers; delays in project implementation, customer acceptance, and commercialization; the availability and cost of biochar, raw materials, transportation, and labor; and the need to obtain applicable certifications, permits, regulatory approvals, and other third-party validations. Any of these factors could increase our costs, delay commercialization, or adversely affect demand for our technologies and products. We cannot guarantee we will be successful in commercializing our products at scale or in our business generally.

Historically, we have financed our operations primarily through the issuance of equity securities, and we may require additional financing to support our operations and execute our business plan. Our future capital requirements will depend on, among other things, the pace of commercialization, customer adoption, expansion into new markets, and the timing of licensing opportunities. Additional financing may not be available when required or on terms acceptable to us. If we are unable to obtain sufficient financing, we may be required to delay, reduce, or discontinue certain operations, commercialization activities, or expansion initiatives, which could materially and adversely affect our business, financial condition, and results of operations. Any future issuance of equity securities may result in substantial dilution to our existing shareholders.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from private placements of our Common Stock. Our ability to generate cash from operations depends largely on the successful commercialization and sale of our products. Cash and cash equivalents totaled $1.8 million as of June 30, 2026, and $1.0 million as of June 30, 2025.

The following table provides selected cash flow data about our company for the years ended June 30, 2026, and 2025.

Cash Flow Date	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(2,953,264)	$(3,410,771)
Net cash provided by investing activities	1,276,484	3,182,138
Net cash provided by financing activities	2,448,000	979,420
Effect of exchange rate changes on cash and cash equivalents	(5,925)	(8,812)
Net increase in cash and cash equivalents	$765,295	$741,975
Cash and cash equivalents at beginning of year	1,021,112	279,137
Cash and cash equivalents at end of year	$1,786,407	$1,021,112

Net cash used in operating activities.

●	Net cash used in operating activities decreased by $457,507, or 13%, to $2,953,264 for the year ended June 30, 2026, compared to $3,410,771 for the year ended June 30, 2025

●	The decrease was primarily attributable to a lower net loss compared to the prior year, together with non-cash adjustments, partially offset by changes in operating assets and liabilities.

●	The decrease was primarily attributable to:

○	operating loss of $3,382,027;

○	partially offset by non-cash adjustments of $1,117,894; and

○	a net increase in working capital of $689,131.

●	Non-cash adjustments primarily consisted of:

○	depreciation of $228,976;

○	amortization of right-of-use assets of $102,857;

○	share-based compensation of $819,817 to nonemployees;

○	share-based compensation of $201,769 to employees;

○	share-based compensation of $27,577 to a director;

○	impairment on assets held for sale of $4,000;

○	Inventories written off of $57,328

○	operating lease expense of $57,365, and

○	partially offset by an unrealized foreign exchange gain of $218,514 and gain on forgiveness of debts from related parties of $30,672 and other payable of $132,609.

●	Changes in working capital primarily reflected:

○	a decrease in accounts receivable of $183,449;

○	partially offset by increases in prepayments;

○	repayments of advances from a director and related parties;

○	decreases in accounts payable and accrued liabilities;

○	payments of operating lease liabilities.

●	Cash used in operating activities primarily reflects the company’s net loss, adjusted for non-cash items and changes in working capital.

Net cash provided by investing activities.

●	Net cash provided by investing activities was $1,276,484 for the year ended June 30, 2026, a decrease of $1,905,654, or 60%, compared to $3,182,138 for the year ended June 30, 2025.

●	Net cash provided by investing activities for the year ended 2026 primarily reflected:

○	withdrawal of $500,000 from a matured certificate of deposit to support general working capital and operating activities;

○	renewal of deposits of $1,000,000 that, upon renewal with a 60-day maturity, classified as cash equivalents under ASC 230; and

○	partially offset by a $223,516 deposit into a certificate of deposit.

●	Net cash provided by investing activities for the year ended 2025 primarily reflected:

○	proceeds from disposal of assets held for sale of $943,300;

○	proceeds from disposal of property, plant and equipment of $947,995;

○	proceeds from insurance recoveries of $541,221;

○	withdrawal of $750,000 from a matured certificate of deposit; and

○	capital expenditures of $378.

●	Net cash provided by investing activities primarily reflected certificates of deposit activity during 2026, compared to proceeds from asset dispositions and insurance recoveries during 2025.

Net cash provided by financing activities.

●	Net cash provided by financing activities increased $1,468,580, or 150%, to $2,448,000 for the year ended June 30, 2026, compared to $979,420 for the year ended June 30, 2025.

●	The increase was primarily attributable to higher proceeds from the issuance of Common Stock, which totaled $2,448,000 during 2026 compared to $1,983,000 in 2025.

●	Financing activities during 2026 consisted of:

○	$2,448,000 in proceeds from the issuance of Common Stock and warrants to purchase Common Stock, including;

■	$2,000,000 in gross proceeds from the issuance of Common Stock and Warrants to Ergon in a private placement transaction; and

■	$448,000 from several other private placements of Common Stock.

●	Financing activities during 2025 consisted of:

○	proceeds from the issuance of Common Stock totaling $1,983,000;

○	repayment of bank loans of $211,440;

○	refunds related to cancelled Common Stock of $80,000; and

○	lease liability payments of $712,140.

Net cash provided by financing activities reflected proceeds from equity financings in both periods, with the significant increase during 2026 driven by the Ergon investment. Overall, we generated positive cash flows from financing activities in both periods, providing additional liquidity to support operations and growth initiatives.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included herein describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.

Impairment of Long-Lived Assets and Intangible Assets

We assess long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We assess indefinite-lived intangible assets for impairment at least annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Recoverability of long-lived assets is measured by comparing the carrying value to the estimated undiscounted future cash flows expected from the asset or asset group.

If the carrying value exceeds the expected undiscounted cash flows, an impairment loss is measured as the excess of the carrying amount over fair value. Fair value is generally determined using valuation techniques that incorporate significant estimates and assumptions, including projected future revenues, operating margins, and discount rates.

Our indefinite-lived intangible assets primarily consist of technology-related intellectual property associated with our BioFraction and carbon-negative technology platform, which we expect to generate economic benefits over an indefinite period. As part of its fiscal 2026 assessment, management reconsidered the indefinite-lived classification of the BioFraction intellectual property and identified no legal, regulatory, contractual, competitive, economic or technological factor that currently limits its useful life. Accordingly, management concluded that the indefinite-lived classification remained appropriate as of June 30, 2026.

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

For the fiscal year ended June 30, 2026, management performed a qualitative impairment assessment. This assessment considered various factors, including macroeconomic conditions, industry and market trends, cost factors, regulatory and legal developments, overall financial performance, including the company’s recurring operating losses, technological and competitive factors, the status and expected future utilization of the company’s BioFraction facility, and commercialization and technical validation activities.

In connection with this assessment, management reviewed the expected future performance, including anticipated commercialization and scale-up activities associated with the company’s current commercial strategy and operating plans. This assessment incorporated management’s expectations regarding future pricing, production capacity, commercialization timelines, and our ability to fulfill our contractual obligations.

Management also considered subsequent developments through the date the financial statements were issued as corroborative evidence, where appropriate, while distinguishing such developments from conditions existing as of June 30, 2026.

Key Assumptions and Estimates

Although a quantitative impairment test was not required for the fiscal year ended June 30, 2026, management performed a qualitative assessment that required the evaluation of significant estimates and assumptions consistent with those that would be considered in a quantitative impairment analysis. The key assumptions considered in assessing the estimated fair value of our indefinite-lived intangible assets included:

●	projected pricing and demand for carbon removal credits;

●	expected commercialization timelines associated with key customer agreements;

●	expected future utilization and production capacity of the BioFraction facility;

●	projected revenue growth rates related to the scaling of our carbon-negative technology platform;

●	anticipated operating margins and cost structure as commercialization progresses;

●	technological and competitive developments affecting our intellectual property and commercialization strategy; and

●	regulatory developments and market conditions affecting the carbon removal industry.

These assumptions are inherently uncertain and require significant management judgment regarding future business performance, commercialization progress, and market conditions. Changes in these assumptions, including delays in commercialization, lower-than-expected market adoption, delays in the expected utilization or scale-up of the BioFraction facility, adverse technological or competitive developments, or unfavorable industry developments, could impact the estimated fair value of our indefinite-lived intangible assets and result in a future impairment charge.

Changes in Assumptions Year Over Year

During the fiscal year ended June 30, 2026, management updated its assumptions and qualitative impairment assessment to reflect current business developments, including the execution of a new customer agreement, changes in expected commercialization timelines, developments in Southeast Asia, and updated near-term growth expectations. Compared with the prior-year assessment, management’s assumptions reflected increased commercialization activity, additional technical validation of the company’s technologies, and greater visibility into the anticipated future utilization of the BioFraction facility and related intellectual property.

Sensitivity of Key Assumptions

Although a quantitative impairment test was not required for the fiscal year ended June 30, 2026, management considered the sensitivity of key assumptions underlying its qualitative assessment. Changes in key assumptions, including decreases in projected revenue growth rates, delays in commercialization timelines, lower-than-expected carbon credit pricing, delays in expected utilization of the BioFraction facility, adverse technological or competitive developments, or adverse changes in market conditions, could reduce expected future cash flows and the estimated fair value of our indefinite-lived intangible assets, potentially resulting in the carrying value exceeding estimated fair value.

Similarly, increases in discount rates, if a quantitative impairment analysis were performed, would reduce the present value of projected future cash flows and could decrease estimated fair value. Adverse regulatory developments or changes in industry conditions, including reduced demand for carbon removal credits, could also negatively impact projected cash flows and the estimated fair value of our intangible assets.

While management did not perform a quantitative sensitivity analysis for the fiscal year ended June 30, 2026, management evaluated whether reasonably possible changes in key assumptions and factors would indicate that it was more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amount. If actual results differ materially from management’s assumptions, such changes could result in the recognition of a non-cash impairment charge and a corresponding reduction in the carrying value of intangible assets on our consolidated balance sheet.

Events That Could Impact Future Valuations

Future events or changes in circumstances that could result in a quantitative impairment test or an impairment charge include, among others:

●	significant adverse changes in expected commercialization timelines under key customer agreements;

●	delays in restarting or scaling operations at the BioFraction facility or significant changes in its expected future use;

●	substantial declines in expected pricing or demand for engineered biochar, carbon removal credits, or related technologies;

●	adverse technological or competitive developments affecting the economic utility of our intellectual property;

●	material increases in costs that negatively affect projected profitability;

●	inability to obtain sufficient financing to fund contractual or operational commitments; and

●	adverse regulatory or market developments affecting our carbon-negative technologies.

Conclusion

Based on the totality of the factors considered in the qualitative assessment performed for the fiscal year ended June 30, 2026, management concluded that it was not more likely than not that the fair value of our indefinite-lived intangible assets was less than their carrying amount. Accordingly, no quantitative impairment test was required, and no impairment was recognized for these assets during the period.

Management also concluded that the indefinite-lived classification of the BioFraction intellectual property remained appropriate because no legal, regulatory, contractual, competitive, economic or technological factor was identified that currently limits its useful life.

Impairment and Write-Offs of Plant and Machinery

●	Impairment losses: For the fiscal years ended June 30, 2026 and 2025, $0 and $137,632, respectively.

●	Write-offs: None for the fiscal years ended June 30, 2026 and 2025.

Working Capital

Liquidity and Accumulated Deficit

As of June 30, 2026 compared to June 30, 2025:

●	Cash and cash equivalents: $1,786,407 and $1,021,112, respectively (increase of $765,295, or 75%). The increase primarily reflects proceeds from the October 2025 private placement with Ergon and additional private placements completed during the first quarter of fiscal year 2026. In addition, the remaining $1,000,000 investment previously classified as deposits with banks was renewed with a 60-day maturity and, in accordance with ASC 230, now meets the definition of a cash equivalent and has been reclassified accordingly.

●	Short-term investments: $0 and $1,276,484, respectively (decrease of $1,276,484, or 100%), reflecting the reclassification of the remaining $1,000,000 investment to cash equivalents upon renewal with a remaining maturity of 60 days, together with the maturity of the remaining deposits.

●	Accumulated operating losses: $21,642,499 and $18,263,181, respectively (increase of $3,379,318, or approximately 19%), primarily reflecting continued investment in the development and commercialization of our products and operations.

We expect to seek additional funding for our operations over the next twelve months through additional public and private offerings of our securities, including the potential listing of our Common Stock on a national exchange and concurrent public offering.

Our primary source of cash is currently generated from the sale of our securities. We will need to raise additional funds beyond our current working capital balance in order to finance future development of our products and services until such time as future revenues are achieved. We anticipate generating revenue in the future from our relationship with Ergon; however, there can be no assurances that sufficient revenue will be generated or that revenues, if any are achieved, will be sufficient to fund our operations on a profitable basis, particularly given our negotiated 15 month “go to market” period with Ergon.

As we continue to make progress commercially, we believe we will have potential opportunities to strengthen our balance sheet as needed including, but not limited to, debt and/or equity financing, as well as through additional potential licensing arrangements. All these financing options should provide our company with flexibility as we continue working to drive shareholder value. However, we may not be able to obtain financing on favorable terms when needed, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, fluctuations in interest rates, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay or scale back our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital on acceptable terms, or at all, would result in a material and adverse impact on our operations.

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

Management’s Responsibility for Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal controls are designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements, as well as to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal controls over financial reporting include those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Inherent Limitations of Internal Controls over Financial Reporting

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect all errors or misstatements in our financial statements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. With the participation of our principal executive and principal financial officers, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2026, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, along with applicable SEC guidance. Based upon such evaluation, our management concluded that, while we have improved upon our internal controls over financial reporting as of June 30, 2026, based on the COSO framework, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting noted below.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Material Weaknesses

We identified the following material weaknesses in our internal controls over financial reporting as of June 30, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

1.	Insufficient segregation of duties: Due to the current size and structure of our finance function, certain accounting and financial reporting responsibilities were concentrated among a limited number of individuals, resulting in insufficient segregation of duties. Specifically, certain processes related to transaction processing, recordkeeping, review, and approval. Although additional resources were added during fiscal 2026, the size of our finance function remained insufficient to achieve adequate segregation of duties across all key processes. This limitation increased the risk that errors, omissions, or potential misstatements in our financial reporting may not be prevented or detected on a timely basis.

2.	Insufficiently formalized policies, procedures, and documentation: We did not maintain sufficiently formalized and documented policies, procedures, and internal controls over certain aspects of our financial reporting processes. Although we began to formalize and document certain controls during fiscal 2026, due in part to the limited size of our finance and accounting staff, these efforts were not sufficiently comprehensive to address all areas requiring formalized policies, procedures and control documentation. As of June 30, 2026, certain controls related to the preparation, review, approval, and documentation of financial information, including management review controls, were not adequately designed or documented to support consistent execution and effective oversight.

3.	Regulatory reporting processes and oversight: Although we enhanced our financial reporting resources during fiscal 2026 through the addition of personnel and advisory support with experience in SEC reporting and complex financial reporting matters, we continue to rely on external resources for certain complex accounting and SEC reporting matters. As of June 30, 2026, our controls over the identification, evaluation, review and documentation of such matters were not sufficiently formalized and operating effectively to fully address our regulatory reporting requirements.

4.	Internal audit function: We did not maintain a dedicated internal audit function or equivalent resources to independently evaluate and monitor the effectiveness of our internal control over financial reporting. The absence of independent control testing and monitoring activities limited our ability to identify and remediate control deficiencies on a timely basis.

5.	Audit Committee oversight: As of June 30, 2026, we did not maintain a fully functioning audit committee to provide independent oversight of financial reporting, internal controls, and the external audit process. The lack of independent oversight increased the risk that control deficiencies may not be identified and addressed in a timely manner.

Based on the material weaknesses identified above, management concluded that our internal controls over financial reporting were not effective as of June 30, 2026.

Remediation Activities and Plan for the Material Weaknesses

During fiscal 2026, we undertook a number of actions to strengthen our internal control over financial reporting and address the material weaknesses described above, and we intend to continue these remediation efforts. These actions include the following:

1.	Enhancement of finance, accounting and compliance resources: During fiscal 2026, we strengthened our finance and financial reporting function through the appointment of a new Chief Financial Officer and the engagement of an experienced advisor with expertise in capital markets, finance and SEC reporting and compliance. We also engaged an HR, accounting and payroll consultant to assist with accounting, payroll, personnel-related processes and related controls. While these additional resources strengthened our finance function, additional personnel will be required to achieve appropriate segregation of duties across all key financial reporting processes. Management intends to continue evaluating its resource needs and to add personnel as appropriate.

2.	Formalization of policies: During fiscal 2026, we began enhancing and formalizing our financial reporting processes and supporting documentation, including procedures relating to the preparation, review and approval of financial information and significant accounting matters. Due in part to our limited finance and accounting resources, these efforts remain ongoing, and additional policies, procedures and control documentation must be developed and implemented. We intend to continue formalizing, documenting, implementing and evaluating these controls as our financial reporting infrastructure develops.

3.	Enhancement of regulatory reporting processes: During fiscal 2026, we enhanced our resources supporting SEC and financial reporting through the addition of personnel and advisory support with experience in SEC reporting, U.S. GAAP and complex accounting matters. These resources assist management with the preparation and review of financial statements and related disclosures and the evaluation and documentation of significant accounting and reporting matters. We are continuing to formalize the related review, documentation and approval controls and intend to evaluate their effectiveness as they are implemented and operate over time.

4.	Strengthening of corporate governance and oversight: We appointed an independent director in July 2025 and intend to appoint additional independent directors to further strengthen our corporate governance framework. We also intend to establish a functioning audit committee to assist with oversight of financial reporting, internal controls, risk management processes, and the external audit process. As our governance and financial reporting infrastructure develops, we also intend to enhance independent monitoring and testing of our internal control over financial reporting, including through internal audit or other appropriate resources.

Although we believe the actions undertaken during fiscal 2026 have strengthened our financial reporting infrastructure and represent progress toward remediation, the material weaknesses will not be considered remediated until the applicable controls have been fully implemented, have operated for a sufficient period of time, and management has concluded through testing that they are designed and operating effectively. We intend to continue implementing and evaluating our remediation measures; however, we cannot provide assurance that these actions will fully remediate the identified material weaknesses or that additional material weaknesses will not be identified in the future.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

All of our directors hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Our officers are appointed by the Board and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Age	Position Held with the Company
Jack Wong	43	Chief Executive Officer and Chairman
Sherina Chui	50	Chief Financial Officer
Eric J. Bava	46	Chief Operating Officer and Director
Jeremy P. Concannon	49	Chief Growth Officer
Karl Strahl	34	Director
Raymond Lee “Buzz” Powell	61	Director

Jack Wong has served as our Chief Executive Officer and director since October 1, 2022, and was made our Chairman on October 23, 2025. Prior to joining our company, Mr. Wong as Chief Executive Officer of The Wision Project Sdn Bhd, a subsidiary of our company, since December 2020. Under his leadership, the division played an instrumental role in the company’s strategic transition into the carbon sector. From 2008 to joining The Wision Project Sdn Bhd in 2020, Mr. Wong was engaged in leadership roles for several businesses, including in the hospitality sector in Southeast Asia. Mr. Wong received his bachelor’s degree in business administration from Wichita State University in 2007. He also received a certificate in Life Cycle Assessment: Quantifying Environmental Impacts from the Massachusetts Institute of Technology in 2022.

Sherina Chui brings over two decades of financial leadership experience spanning construction, industrial investments, and fast-moving consumer goods (FMCG). Ms. Chui has served as our Chief Financial Officer since May 2025. From March 2018 to March 2025, she served as a senior financial executive at Singbuild Construction Co., Ltd, a multinational company, where she led key initiatives in corporate restructuring, internal controls, and financial risk management. During her tenure, she was instrumental in driving financial stability, regulatory compliance, and operational improvements across multiple business units. Sherina has deep expertise in both International Financial Reporting Standards (IFRS) and U.S. GAAP, which will be critical as we scale our Net Zero Blueprint, expands U.S. operations, and licenses its technologies globally. Her strategic financial acumen and operational discipline will help reinforce our financial framework, ensure SEC compliance, and support long-term growth in an increasingly complex regulatory and market environment. Ms. Chui received her bachelor’s degree in accounting from RMIT University in 1998.

Eric J. Bava is a highly accomplished business leader with a proven track record across multiple industries. Mr. Bava has served as our Chief Operating Officer and director since October 2023. Prior to that, Mr. Bava served as Co-Founder and Chief Operating Officer of Plantwise from July 2020 to September 2023, where he applied his deep expertise in manufacturing and distribution to streamline operations and elevate customer service standards, preserving the integrity and reputation of the Plantwise product line. Prior to founding Plantwise, from 2010 to 2020 Mr. Bava held executive positions related to operations for several businesses including in the alcohol and cannabis industries. Mr. Bava received his bachelor’s degree in business management from Ball State University in 2002.

Jeremy P. Concannon has served as our Chief Growth Officer since August 2024. From 2012 to 2021, Jeremy served as President of Innovative Packaging Co., where he led a high-performing sales organization, recruited and onboarded top-tier talent, and implemented data-driven sales strategies that consistently delivered year-over-year growth and profitability. Following the acquisition of Innovative Packaging Co. by 360 Packs in 2021, Jeremy took on the role of Executive Vice President of Sales & Marketing at 360 Pack, a position he still holds today. There, he continues to demonstrate his expertise in scaling cohesive, results-driven teams and positioning businesses for sustained success. His leadership has consistently helped companies establish themselves as industry leaders through strategic growth and operational excellence. Mr. Concannon received his bachelor’s degree in business management from Loyola Marymount University in 2001.

Karl Strahl has served on our Board since May 1, 2025, and is a respected executive in the biochar and carbon removal industry. He began his career at Tesla Solar in Albany, New York in 2016, where he developed a high-conversion passive sales strategy and earned multiple top sales awards. Since joining Oregon Biochar Solutions in 2018, Mr. Strahl has played a leading role in advancing the commercialization of biochar-based carbon credits in the United States. As Vice President of Sales & Marketing, he helped expand the company’s market reach across agriculture, environmental remediation, and sustainable building materials from 2018 to 2023. In 2023, he was promoted to Chief Operating Officer of Oregon Biochar Solutions, where he continues to drive strategic growth and innovation. Most recently, Mr. Strahl was instrumental in launching the world’s first insured biochar carbon removal credits in partnership with Oka, The Carbon Insurance company, establishing a new benchmark for transparency and buyer assurance in the voluntary carbon market. Mr. Strahl also serves as a Board Member, Treasurer, and Standards Committee Member of the U.S. Biochar Coalition, a Washington, D.C.-based registered lobbying entity focused on policy advocacy, industry standards, and the promotion of pragmatic, biochar-based climate solutions nationwide. He received his bachelor’s degree in in Environmental Science from St. Lawrence University in 2016.

Dr. Raymond Lee “Buzz” Powell has been a consultant to us regarding our national implementation since April 2024 and has been serving as a director since June 2025. He has worked in asphalt technology, construction, and research for more than 35 years. Since November 2023, Dr. Powell has been the Technical Director of the Asphalt Pavement Alliance where he is responsible for guiding research, technical initiatives, and industry collaboration. Dr. Powell has also held various positions at the National Center for Asphalt Technology (NCAT) at Auburn University, of which he has been a member since 1999, including Research Engineer, Assistant Director and Test Track Manager. Earlier in his career, Dr. Powell held various engineering roles at the Alabama Department of Transportation and worked as Principal Engineer at REGIS Engineering Solutions, Inc. Dr. Powell received a bachelor’s degree (1990), a master’s degree (1996) and a PhD (2006) in civil engineering from Auburn University. We believe that Dr. Powell is well qualified to serve as a member of our Board because of his extensive experience in asphalt pavement research, innovation, and industry collaboration.

Family Relationships

There are no family relationships among any of the directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director is a party to any legal proceeding adverse to the company or any of its subsidiaries, nor does any executive officer or director have a material interest adverse to the company or any of its subsidiaries.

No executive officer or director has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at the time of, or within two years prior to, such filing;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●	Being subject to any order, judgment, or decree of any court of competent jurisdiction, not subsequently reversed, suspended, or vacated, that permanently or temporarily enjoined, barred, suspended, or otherwise limited such person’s involvement in any type of business, securities, or banking activities; or

●	Being found by a court of competent jurisdiction in a civil action, the SEC, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, , where the judgment has not been reversed, suspended, or vacated

●	Being the subject of, or a party to, any judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, without limitation, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty, temporary or permanent cease-and-desist order, removal or prohibition order, or any violation of laws or regulations prohibiting mail fraud, wire fraud, or fraud in connection with any business entity; or

●	Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2026, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

●	Mr. Eric Bava filed one late Form 4 reporting one transaction.
●	Mr. Jeremy P. Concannon filed one late Form 5 and one late Form 4 disclosing one transaction.

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

Insider Trading Policy

Our Board adopted our Insider Trading Policy on October 23, 2025. A copy of our Insider Trading Policy is filed herewith as Exhibit 19.1 and is incorporated by reference herein.

Board Committees

Our Board currently consists of four members: Jack Wong, Eric Bava, Dr. Raymond Lee Powell, and Karl Strahl. The Board held four formal meetings during the fiscal year ended June 30, 2026 and executed a total of seventeen unanimous written consents in lieu of meetings.

We have not yet established audit, compensation, or nominating and corporate governance committees, nor do we have an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K. Currently, the functions typically performed by these committees are performed by the entire Board. We intend to establish these committees and appoint an audit committee financial expert as our business continues to develop.

Nomination Process

As of June 30, 2026, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board. Our Board does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on our Board. If shareholders wish to recommend candidates directly to our Board, they may do so by sending communications to the CEO of our company at the address on the cover of this annual report.

ITEM 11. Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended June 30, 2026 and 2025 to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (6)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jack Wong (1)(2)	2026	320,840	-	-	-	-	-	15,472	336,312
CEO and Director	2025	357,075	1,250,000	-	-	-	-	8,095	1,615,170

Eric Bava (3)(4)	2026	207,692	-	60,000	-	-	-	16,083	283,775
COO and Director	2025	167,554	-	181,235	-	-	-	6,435	355,224

Jeremy P. Concannon (5)	2026	11,538	-	114,750	-	-	-	-	126,288
Chief Growth Officer	2025	53,538	-	365,175	-	-	-	-	418,713

(1)	During fiscal year 2025, a special bonus of $1.25 million was awarded to Mr. Wong in recognition of his contributions in transforming our company into a pioneer in the Net Zero building materials and carbon removal industry. Mr. Wong does not receive compensation for his service as a member of the Board.

(2)	Amounts reported in other compensation represent company-paid life insurance premiums for Mr. Wong and his spouse, and the incremental cost to us associated with Mr. Wong’s personal use of two company-provided vehicles.

(3)	During fiscal years 2026 and 2025, we issued 1,036,269 and 670,000 shares of Common Stock, respectively, to Mr. Bava as part of his compensation pursuant to the Bava Agreement (discussed below). Mr. Bava does not receive compensation for his service as a member of the Board.

(4)	Amounts reported in other compensation represent company-paid life insurance premiums for Mr. Bava and his spouse, and the incremental cost to us associated with Mr. Bava’s personal use of a company-provided vehicle.

(5)	During fiscal years 2026 and 2025, we issued tranche 1 and tranche 2 of 1,350,000 shares each of our company’s Common Stock, respectively, to Mr. Concanon as part of the compensation package in the Concannon Agreement (described below). On September 1, 2025, Mr. Concannon transitioned from an employee of the company to a consultant, continuing as Chief Growth Officer in his new capacity. Mr. Concannon does not receive any cash compensation in his role as a consultant.

(6)	The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board Account Standards (“FASB”) Codification Topic 718, Stock Compensation, as modified or supplemented, or FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the shares reported in this column are set forth in Note 21 to our Consolidated Financial Statements for the year ended June 30, 2026 included in our Annual Report.

Employment Agreements

Jack Wong

On September 30, 2022, we entered in an offer letter with Mr. Jack Wong (the “Wong Offer Letter”) to serve as our Chief Executive Officer and President, beginning on October 1, 2022 for a period of five years, subject to further extension by us. We agreed to pay Mr. Wong an annual base salary of $287,650 as well as to provide Mr. Wong with the use of an executive vehicle, the potential for employee stock options, and reimbursement of all expenses incurred by Mr. Wong while performing work for us. The Wong Offer Letter further provides for Mr. Wong to be entitled to personal accident and medical insurance and thirty days of annual leave after one full year of service with us, and subjects Mr. Wong to confidentiality and non-compete covenants. Either we or Mr. Wong may terminate the agreement upon three months’ prior written notice or three months’ pay in lieu of notice.

On May 4, 2026, we entered into an amendment (the “Wong Amendment”) to the Wong Offer Letter, which amendment extended the term of the Wong Offer Letter for five additional years so that the term shall continue in effect until September 30, 2032.

Sherina Chui

On April 30, 2025, we entered into an Independent Employment Agreement with Ms. Sherina Chui (the “Chui Agreement”) to serve as our Chief Financial Officer, beginning on May 1, 2025. We agreed to pay Ms. Chui at an annual rate of $120,000, payable monthly. As an independent contractor, Ms. Chui is solely responsible for all federal, state, and local taxes and any applicable insurance or retirement contributions. Ms. Chui is not entitled to workers’ compensation, health, or other employment-related benefits.

The Chui Agreement shall expire on April 30, 2028, unless terminated earlier by Ms. Chui and us. Upon expiration, we may mutually agree with Ms. Chui to extend the relationship by renewal of the Chui Agreement or execution of a new agreement.

Eric Bava

On October 1, 2023, we entered into an Employment Agreement with Mr. Eric Bava (the “Bava Agreement”) to serve as our Chief Operating Officer, beginning on the same date. We agreed to pay Mr. Bava an initial annual base salary of $120,000, payable monthly, and subject to increase in accordance with the following schedule:

Annual Base Salary	Time Period
$ 120,000 ($10,000 per month)	October 2023—June 2024
$ 150,000 ($12,500 per month)	July 2024—March 2025
$ 180,000 ($15,000 per month)	April 2025—March 2026
$ 210,000 ($17,500 per month)	April 2026—October 2027

Mr. Bava is additionally eligible to receive additional annual compensation in the form of 670,000 shares of our Common Stock, subject to approval by our Board, as well as fifteen days of annual leave beginning after once a full year of service to us has been completed. The Bava Agreement further provides that Mr. Bava may take up other forms of employment during the term of the Bava Agreement, provided that such other employment is not involved in any commercial interests or businesses that may constitute a conflict of interest with his employment by us. The Bava Agreement shall terminate on September 30, 2027, subject to renewal by Mr. Bava and us. The Bava Agreement may be terminated upon sixty days’ prior notice by either us or Mr. Bava.

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

On May 4, 2026, we entered into an amendment (the “Bava Amendment”) to the Bava Employment Agreement, which amendment extended the term of the Bava Employment Agreement for five additional years so that the term shall continue in effect until September 30, 2032.

Jeremy P. Concannon

On July 29, 2024, we entered into an Employment Agreement with Mr. Jeremy P. Concannon (the “Concannon Agreement”) to serve as our Chief Growth Officer, beginning on the August 1, 2024. We agreed to pay Mr. Concannon an annual base salary of $60,000, payable monthly, as well as to reimburse Mr. Concannon for any reasonable travel expenses incurred in the course of his service to us, subject to prior written approval. The Concannon Agreement further provides that Mr. Concannon may take up other forms of employment during the term of the Concannon Agreement, provided that such other employment is not involved in any commercial interests or businesses that may constitute a conflict of interest with his employment by us. The Concannon Agreement shall terminate on September 30, 2027, subject to renewal by Mr. Concannon and us. The Concannon Agreement may be terminated upon sixty days’ prior notice by either us or Mr. Concannon. The Concannon Agreement was terminated by mutual agreement between the parties on August 31, 2025.

On July 31, 2024, we entered into a Services Agreement with Mr. Concannon (the “Second Concannon Agreement”) related to his service as our Chief Growth Officer. In exchange for the services provided under the Second Concannon Agreement, we agreed to issue Mr. Concannon three tranches of 1,350,000 shares of our Common Stock each, with the first tranche issued on August 31, 2024, the second tranche on August 31, 2025, and the final tranche on August 31, 2026. The Second Concannon Agreement further provides that Mr. Concannon is prohibited from engaging in any commercial interests or businesses that may constitute a conflict of interest or be detrimental to our interests, and that Mr. Concannon shall be entitled to reimbursement of reasonable travel expenses. The Second Concannon Agreement shall terminate on September 30, 2027, subject to renewal by Mr. Concannon and us. Either Mr. Concannon or we may terminate the Second Concannon Agreement upon sixty days’ prior notice. On September 27, 2024, we entered into an addendum to the Second Concannon Agreement with Mr. Concannon to clarify the periods of service for which each tranche of shares would be issued as compensation.

Equity Incentive Plans

At our 2026 Annual Meeting, the shareholders approved the Verde Resource, Inc. 2026 Equity Incentive Plan, which is referred to herein as the “2026 Plan”. As of its effective date, a total of 129,422,477 shares were initially available for future awards under the 2026 Plan, which amount will increase annually pursuant to the 2026 Plan’s “evergreen” provision.

The following is a summary of the material features of the 2026 Plan. This summary is qualified in its entirety by the full text of the 2026 Plan, a copy of which is included as Exhibit 10.24 to this Annual Report.

Purpose

The purpose of the 2026 Plan is to enhance our ability to attract, retain and motivate persons who make important contributions to us by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. Equity awards and equity-linked compensatory opportunities are intended to assist in further aligning the interests of directors, employees, and consultants with those of our stockholders.

Eligibility

The Administrator (as defined below) may grant awards to any director, employee or consultant of ours or our subsidiaries. Only employees, consultants, and directors are eligible to receive incentive stock options. As of the date of this Annual Report, approximately 23 individuals will be eligible to participate in the 2026 Plan, which includes approximately 1 non-employee directors, 12 full-time employees, 2 part-time employees, and 8 consultants.

Administration

The 2026 Plan will be administered by the Board or one or more committees or subcommittees of the Board, which will be comprised, unless otherwise determined by the Board, solely of not less than two members who will be non-employee directors (a “Committee”), or any officer that has been delegated administrative authority pursuant to the 2026 Plan for the duration such delegation is in effect (collectively, the “Administrator”). The Administrator, which initially will initially be the Board, and subsequently will be the Compensation Committee of our Board once such Compensation Committee has been established, will have full power to (i) designate participants; (ii) determine the type or types of awards to be granted to a participant; (iii) determine the number of shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with, awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances awards may be settled or exercised in cash, shares, other securities, other awards or other property, or canceled, forfeited, or suspended, and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended; (vi) determine whether, to what extent, and under what circumstances the delivery of cash, shares, other securities, other awards or other property and other amounts payable with respect to an award shall be made; (vii) interpret, administer, reconcile any inconsistency in, settle any controversy regarding, correct any defect in and/or complete any omission in the 2026 Plan and any instrument or agreement relating to, or award granted under, the 2026 Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the administrator shall deem appropriate for the proper administration of the 2026 Plan; (ix) accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards; (x) to reprice existing awards or to grant awards in connection with or in consideration of the cancellation of an outstanding award with a higher price; and (xi) make any other determination and take any other action that the administrator deems necessary or desirable for the administration of the 2026 Plan.

Share Reserve

The maximum aggregate number of shares of Common Stock that may be issued under the 2026 Plan is the sum of (A) 129,422,477, plus (B) an increase commencing on January 1, 2027, and continuing annually on each anniversary thereof through and including January 1, 2036, equal to the lesser of (i) 5% of the shares of Common Stock outstanding on the last day of the immediately preceding calendar year and (ii) such smaller number of shares of Common Stock as determined by the Board or the Committee.

129,422,477 shares of Common Stock may be issued upon the exercise of incentive stock options.

Shares issuable under the 2026 Plan may be authorized, but unissued, or reacquired. Shares underlying any awards under the 2026 Plan that are settled in cash, forfeited, canceled, repurchased, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the Shares available for issuance under the 2026 Plan, although shares shall not again become available for issuance as incentive stock options. Additionally, shares of Common Stock issued as “substitute awards” (as defined in the 2026 Plan) will not count against the 2026 Plan’s share limit, except substitute awards that are incentive stock options will count against the incentive stock option limit.

The share reserve described herein may be subject to certain adjustments in the event of certain changes in our capitalization (see Equitable Adjustments below).

Annual Limitation on Awards to Non-Employee Directors.

The 2026 Plan contains a limitation whereby the value of all awards under the 2026 Plan and all other cash compensation paid by us to any non-employee director may not exceed $100,000 for the first calendar year a non-employee director is initially appointed to the Board, and $75,000 in any other calendar year.

Types of Awards

The 2026 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent awards, and other stock- or cash-based awards (collectively, “awards”).

Stock Options. The 2026 Plan permits the granting of both options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and options that do not so qualify. Options granted under the 2025 Plan will be nonqualified options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of our and our subsidiaries. Nonqualified options may be granted to any persons eligible to receive awards under the 2025 Plan.

The exercise price of each option will be determined by the Administrator, but such exercise price may not be less than 100% of the fair market value of one share of Common Stock on the date of grant or, in the case of an incentive stock option granted to a 10% or greater stockholder, 110% of such share’s fair market value. The term of each option will be set by the Administrator and may not exceed ten (10) years from the date of grant (or five (5) years for an incentive stock option granted to a 10% or greater stockholder). The Administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Upon exercise of an option, the exercise price must be paid in full either in cash, check or, with approval of the Administrator, by surrender of other shares of Common Stock that meet the conditions established by the Administrator to avoid adverse accounting consequences to us, by broker-assisted cashless exercise, by delivery of a notice of “net exercise” to us, such other consideration and method of payment to the extent permitted by applicable law, or any combination of the foregoing methods of payment.

Stock Appreciation Rights. The Administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of Common Stock or cash, equal to the value of the appreciation in our stock price over the exercise price, as set by the Administrator and which will be at least equal to the fair market value of a share of Common Stock on the grant date. The term of each stock appreciation right will be set by the Administrator and may not exceed ten years from the date of grant. The Administrator will determine at what time or times each stock appreciation right may be exercised, including the ability to accelerate the vesting of such stock appreciation rights.

Restricted Stock. A restricted stock award is an award of shares of Common Stock that vest in accordance with the terms and conditions established by the Administrator. The Administrator will determine the persons to whom grants of restricted stock awards are made, the number of restricted shares to be awarded, the price (if any) to be paid for the restricted shares, the time or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of restricted stock awards. Unless otherwise provided in the applicable award agreement, a participant generally will have the rights and privileges of a stockholder as to such restricted shares, including without limitation the right to vote such restricted shares and the right to receive cash dividends, if applicable.

Restricted Stock Units. Restricted stock units are the right to receive shares of Common Stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the Administrator. Restrictions or conditions could include, but are not limited to, the attainment of performance goals, continuous service with us or our subsidiaries, the passage of time or other restrictions or conditions. The Administrator determines the persons to whom grants of restricted stock units are made, the number of restricted stock units to be awarded, the time or times within which awards of restricted stock units may be subject to forfeiture, the vesting schedule, and rights to acceleration thereof, and all other terms and conditions of the restricted stock unit awards. The value of the restricted stock units may be paid in Common Stock, cash, other securities, other property, or a combination of the foregoing, as determined by the Administrator.

The holders of restricted stock units will have no voting rights. Prior to settlement or forfeiture, restricted stock units awarded under the 2026 Plan may, at the Administrator’s discretion, provide for a right to dividend equivalents.

Performance Awards. The Administrator has the authority to grant stock options, stock appreciation rights, restricted stock, or restricted stock units as a performance award, which means that such awards vest at least in part upon the attainment of one or more specified performance criteria. For each performance period, the Administrator will have the sole authority to select the length of such performance period, the types of performance award to be granted, the performance criteria that will be used to establish the performance goals, and the level(s) of performance which shall result in a performance award being earned. At any time, the Administrator may adjust or modify the calculation of a performance goal for a performance period, to appropriately reflect any circumstance or event that occurs during a performance period and that in the Administrator’s sole discretion, warrants adjustment or modification. Depending on the type of performance award granted, the previously discussed terms and conditions will also apply to a performance award.

Performance criteria for a performance award may be based on the attainment of specific levels of our performance (and/or one or more subsidiaries, divisions, business segments or operational units, or any combination of the foregoing) and may include, without limitation, any of the following: (i) net earnings or net income (before or after taxes); (ii) basic or diluted earnings per share (before or after taxes); (iii) revenue or revenue growth (measured on a net or gross basis); (iv) gross profit or gross profit growth; (v) operating profit (before or after taxes); (vi) return measures (including, but not limited to, return on assets, capital, invested capital, equity, or sales); (vii) cash flow (including, but not limited to, operating cash flow, free cash flow, net cash provided by operations and cash flow return on capital); (viii) financing and other capital raising transactions (including, but not limited to, sales of our equity or debt securities); (ix) earnings before or after taxes, interest, depreciation and/or amortization; (x) gross or operating margins; (xi) productivity ratios; (xii) share price (including, but not limited to, growth measures and total stockholder return); (xiii) expense targets; (xiv) margins; (xv) productivity and operating efficiencies; (xvi) customer satisfaction; (xvii) customer growth; (xviii) working capital targets; (xix) measures of economic value added; (xx) inventory control; (xxi) enterprise value; (xxii) sales; (xxiii) debt levels and net debt; (xxiv) combined ratio; (xxv) timely launch of new facilities; (xxvi) client retention; (xxvii) employee retention; (xxviii) timely completion of new product rollouts; (xxix) cost targets; (xxx) reductions and savings; (xxxi) productivity and efficiencies; (xxxii) strategic partnerships or transactions; and (xxxiii) personal targets, goals or completion of projects. Any one or more of the performance criteria may be used on an absolute or relative basis to measure our performance and/or one or more subsidiaries as a whole or any business unit(s) of ours and/or one or more subsidiaries or any combination thereof, or any of the above performance criteria may be compared to the performance of a selected group of comparison or peer companies, or a published or special index that the Administrator deems appropriate, or as compared to various stock market indices.

Dividend Equivalents. An award of dividend equivalents entitles the holder to be credited with an amount equal to all dividends paid on one share of Common Stock while the holder’s tandem award is outstanding. Dividend equivalents may be paid currently or credited to an account for the participant, settled in cash or Common Stock, and subject to the same restriction on transferability and forfeitability as the award with respect to which the dividend equivalents are granted.

Other Stock- or Cash-Based Awards. Other stock-based awards may be granted either alone, in addition to, or in tandem with, other awards granted under the 2026 Plan and/or cash awards made outside of the 2026 Plan. The Administrator shall have authority to determine the service providers to whom and the time or times at which other stock-based awards shall be made, the amount of such other stock-based awards, and all other conditions of the other stock-based awards, including any dividend and/or voting rights. The Administrator may grant cash awards in such amounts and subject to such performance or other vesting criteria and terms and conditions as the Administrator may determine.

Repricing

Notwithstanding anything to the contrary in the 2026 Plan, unless a repricing is approved by stockholders, in no case may the Administrator (i) amend an outstanding option or stock appreciation right to reduce the exercise price of the award, (ii) cancel, exchange, or surrender an outstanding option or stock appreciation right in exchange for cash or other awards for the purpose of repricing the award, or (iii) cancel, exchange, or surrender an outstanding option or stock appreciation right in exchange for an option or stock appreciation right with an exercise price that is less than the exercise price of the original award.

Tax Withholding

Participants in the 2026 Plan are responsible for the payment of any federal, state, or local taxes that we or our subsidiaries are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. Without limitation, the Administrator may, in its sole discretion, permit a participant to satisfy, in whole or in part, the foregoing withholding liability by (A) the delivery of shares of Common Stock (which are not subject to any pledge or other security interest) owned by the participant having a fair market value equal to such withholding liability, (B) having us withhold from the number of shares of Common Stock otherwise issuable or deliverable pursuant to the exercise or settlement of the award a number of shares of Common Stock with a fair market value equal to such withholding liability, (C) deducting an amount sufficient to satisfy such withholding obligation from any payment of any kind otherwise due to a participant, (D) accepting a payment from the participant in cash, by wire transfer of immediately available funds, or by check made payable to us, or (E) if there is a public market for the shares of Common Stock at the time the withholding obligation for a tax obligation is to be satisfied, selling shares issued pursuant to the award creating the withholding obligation. The amount withheld pursuant to any of the foregoing payment forms will be determined by us and may be up to (but not in excess of) the aggregate amount of such obligations based on the maximum statutory withholding rates in the participant’s jurisdiction for all tax obligations that are applicable to such taxable income.

Equitable Adjustments

In the event of a merger, consolidation, recapitalization, stock split, reverse stock split, reorganization, split-up, spin-off, combination, repurchase or other change in corporate structure affecting the Common Stock, the Administrator will adjust (i) the number and class of shares which may be delivered under the 2026 Plan (or number and kind of other securities or other property); (ii) the number, class and price (including the exercise or strike price of options and stock appreciation rights) of shares of Common Stock subject to outstanding awards, (iii) any applicable performance criteria, performance period, and other terms and conditions of outstanding performance awards, and (iv) the 2026 Plan’s numerical limits.

Change in Control

In the event of a change in control (as defined in the 2026 Plan), each outstanding award shall be treated in accordance with the applicable award agreement. If the applicable award agreement does not specify the treatment of the award in a change in control, the award shall be treated as determined by the Administrator in its sole discretion, and the Administrator shall not be obligated to treat all outstanding awards similarly.

Transferability of Awards

Unless determined otherwise by the Administrator, an award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner, except to a participant’s estate or legal representative, and may be exercised, during the lifetime of the participant, only by the participant.

Term

The 2026 Plan became effective on February 25, 2026, the date of stockholder approval, and, unless terminated earlier, the 2026 Plan will continue in effect for a term of ten (10) years.

Amendment and Termination

Our Board may amend, alter, suspend or terminate the 2026 Plan at any time. No amendment or termination of the 2026 Plan will materially impair the rights of any participant, unless mutually agreed otherwise between the participant and us. Approval of the stockholders shall be required for any amendment, where required by applicable law, as well as (i) to increase the number of shares of Common Stock available for issuance under the 2026 Plan and (ii) to change the persons or class of persons eligible to receive awards under the 2026 Plan.

Recoupment Policy

All awards granted under the 2026 Plan, all amounts paid under the 2026 Plan, and all shares of Common Stock issued under the 2026 Plan shall be subject to reduction, recoupment, clawback, or recovery by us in accordance with applicable laws and with company policy

Form S-8

We intend to file with the SEC a registration statement on Form S-8 covering the shares of company Common Stock issuable under the 2026 Plan.

Material United States Federal Income Tax Considerations

The following is a general summary under current law of the material U.S. federal income tax considerations related to awards and certain transactions under the 2026 Plan, based upon the current provisions of the Code and regulations promulgated thereunder. This summary deals with the general federal income tax principles that apply and is provided only for general information. It does not describe all federal tax consequences under the 2026 Plan, nor does it describe state, local, or foreign income tax consequences or federal employment tax consequences. The rules governing the tax treatment of such awards are quite technical, so the following discussion of tax consequences is necessarily general in nature and is not complete. In addition, statutory provisions are subject to change, as are their interpretations, and their application may vary in individual circumstances. This summary is not intended as tax advice to participants, who should consult their own tax advisors.

The 2026 Plan is not qualified under the provisions of Section 401(a) of the Code and is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended. Our ability to realize the benefit of any tax deductions described below depends on our generation of taxable income as well as the requirement of reasonableness and the satisfaction of our tax reporting obligations.

Incentive Stock Options. No taxable income is generally realized by the optionee upon the grant or exercise of an incentive stock option. If shares of Common Stock issued to an optionee pursuant to the exercise of an incentive stock option are sold or transferred after two years from the date of grant and after one year from the date of exercise, then generally (i) upon sale of such shares of Common Stock, any amount realized in excess of the option exercise price (the amount paid for the shares) will be taxed to the optionee as a long-term capital gain, and any loss sustained will be a long-term capital loss, and (ii) neither we nor our subsidiaries will be entitled to any deduction for federal income tax purposes; provided that such incentive stock option otherwise meets all of the technical requirements of an incentive stock option. The exercise of an incentive stock option will give rise to an item of tax preference that may result in alternative minimum tax liability for the optionee.

If the shares of Common Stock acquired upon the exercise of an incentive stock option are disposed of prior to the expiration of the two-year and one-year holding periods described above (a “disqualifying disposition”), generally (i) the optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of the shares of Common Stock at exercise (or, if less, the amount realized on a sale of such shares) over the option exercise price thereof, and (ii) we or our subsidiaries will be entitled to deduct such amount. Special rules will apply where all or a portion of the exercise price of the incentive stock option is paid by tendering shares of Common Stock.

If an incentive stock option is exercised at a time when it no longer qualifies for the tax treatment described above, the option is treated as a nonqualified option. Generally, an incentive stock option will not be eligible for the tax treatment described above if it is exercised more than three months following termination of employment (or one year in the case of termination of employment by reason of disability). In the case of termination of employment by reason of death, the three-month rule does not apply.

Nonqualified Options. No income is generally realized by the optionee at the time a nonqualified option is granted. Generally, (i) at exercise, ordinary income is realized by the optionee in an amount equal to the difference between the option exercise price and the fair market value of the Common Stock issued on the date of exercise, and we or our subsidiaries receive a tax deduction for the same amount, and (ii) at disposition, appreciation or depreciation after the date of exercise is treated as either short-term or long-term capital gain or loss depending on how long the shares of Common Stock have been held. Special rules will apply where all or a portion of the exercise price of the nonqualified option is paid by tendering shares of Common Stock. Upon exercise, the optionee will also be subject to Social Security taxes on the excess of the fair market value of the Common Stock over the exercise price of the option.

Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Dividend Equivalent Awards and Other Stock- and Cash-Based Awards. The current federal income tax consequences of other awards authorized under the 2026 Plan generally follow certain basic patterns: (i) stock appreciation rights are taxed and deductible in substantially the same manner as nonqualified options; (ii) nontransferable restricted stock subject to a substantial risk of forfeiture results in income recognition equal to the excess of the fair market value of the Common Stock over the price paid, if any, only at the time the restrictions lapse (unless the recipient elects to accelerate recognition as of the date of grant through a Section 83(b) election); and (iii) restricted stock units, dividend equivalents, and other stock- or cash-based awards are generally subject to tax at the time of payment. We or our subsidiaries generally should be entitled to a federal income tax deduction in an amount equal to the ordinary income recognized by the participant at the time the participant recognizes such income.

The participant’s basis for the determination of gain or loss upon the subsequent disposition of shares of Common Stock acquired from a stock appreciation right, restricted stock, restricted stock unit, dividend equivalent award, or other stock-based award will be the amount paid for such shares plus any ordinary income recognized when the shares were originally delivered, and the participant’s capital gain holding period for those shares will begin on the day after they are transferred to the participant.

Performance Awards. The tax consequences of performance awards will generally mirror those of the underlying award type, each of which is discussed above.

Parachute Payments. The vesting of any portion of an award that is accelerated due to the occurrence of a change in control (such as a sale event) may cause all or a portion of the payments with respect to such accelerated awards to be treated as “parachute payments” as defined in the Code. Any such parachute payments may be non-deductible to either us or our subsidiaries, in whole or in part, and may subject the recipient to a non-deductible 20% federal excise tax on all or a portion of such payment (in addition to other taxes ordinarily payable).

Section 409A. The foregoing description assumes that Section 409A of the Code does not apply to an award under the 2026 Plan. In general, stock options and stock appreciation rights are exempt from Section 409A if the exercise price per share is at least equal to the fair market value per share of the underlying stock at the time the option or stock appreciation right was granted. Restricted stock awards are not generally subject to Section 409A. Restricted stock units are subject to Section 409A unless they are settled within two and one-half months after the end of the later of (1) the end of our fiscal year in which vesting occurs or (2) the end of the calendar year in which vesting occurs. If an award is subject to Section 409A and the provisions for the exercise or settlement of that award do not comply with Section 409A, then the participant would be required to recognize ordinary income whenever a portion of the award vested (regardless of whether it had been exercised or settled). This amount would also be subject to a 20% federal tax and premium interest in addition to the federal income tax at the participant’s usual marginal rate for ordinary income.

New Plan Benefits

No awards have been previously granted under the 2026 Plan and no awards have been granted that are contingent on stockholder approval of the 2026 Plan. The awards that are to be granted to any participant or group of participants are indeterminable at the date of this Proxy Statement because participation and the types of awards that may be granted under the 2026 Plan are subject to the discretion of the plan administrator. Consequently, no new plan benefits table is included in this Proxy Statement.

Other than the 2026 Plan, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, and we have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock may be granted at the discretion of the Board or a committee thereof.

Director Compensation

The following table sets forth the aggregate compensation paid to our non-employee director for the fiscal years ended June 30, 2026 and 2025.

Name and Principal Position	Year	Fees earned or paid in cash ($)	Stock awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Karl Strahl (1)
Director	2026	-	-	-	-	-	-	-
Dr. Raymond Lee Powell (2)
Director	2026	-	95,000	-	-	-	-	95,000

(1)	Mr. Strahl was appointed as a member of the Board on May 1, 2025.

(2)	Dr. Powell was appointed as a member of the Board on July 3, 2025. During fiscal year 2026, 1,000,000 shares of our company’s Common Stock were issued to Dr. Powell at a weighted average price of $0.095 per share, as part of his services agreement.

(3)	The reported amounts represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the shares reported in this column are set forth in Note 21 to our Consolidated Financial Statements for the year ended June 30, 2026 included in our Annual Report.

Director Compensation Agreements

Karl Strahl

Mr. Strahl was appointed as a member of the Board on May 1, 2025. On the day of his appointment, we entered into a formal Agreement with Mr. Strahl for his service as a member of our Board. We agreed to pay Mr. Strahl pro-rated annual compensation of $35,000 payable in shares of our Common Stock, with such issuance to occur within 60 days of May 1, 2025. Accordingly, on June 1, 2025, 350,000 shares of our Common Stock were issued to Mr. Strahl at $0.946 per share. As of the date of this Annual Report, we have not renewed the director compensation agreement with Mr. Strahl, though such renewal is in process.

Dr. Raymond Powell

For his services to us as a consultant, we entered into a services agreement with Dr. Powell on April 20, 2024 (the “Powell Agreement”), pursuant to which Dr. Powell provides technical guidance on the development, validation, and large-scale implementation of our biochar-integrated asphalt technologies, helping our innovations meet rigorous performance and sustainability standards. Under the Powell Agreement, Dr. Powell receives compensation for the services provided in the form of shares of our Common Stock, to be issued in three tranches of one million shares each, with the first tranche issued on July 31, 2024, the second tranche on October 31, 2025, and the final tranche on October 31, 2026. The Powell Agreement additionally provides for reimbursement of certain travel expenses and a minimum time commitment of 32 hours per month to fulfill the agreed to services. The Powell Agreement terminates on the earlier of sixty (60) days’ advanced notice by either party and April 30, 2027, and additionally contains customary provisions regarding non-competition and non-disclosure. Dr. Powell does not receive any compensation for his service to us as an independent director.

Outstanding Awards Fiscal Year End

None.

Compensation Recovery Policy

On October 23, 2025, our Board adopted a policy (commonly known as a “clawback” policy) which provides for the recovery of erroneously awarded incentive compensation to certain of our officers in the event that we are required to prepare an accounting restatement due to material noncompliance by us with any financial reporting requirements under the federal securities laws. This policy is designed to comply with Section 10D of the Securities Exchange Act of 1934, as amended, related rules and the listing standards of Nasdaq Stock Market or any other securities exchange on which our shares are listed in the future. The policy is administered by Board or, if so designated by the Board, a committee thereof. Any determinations made by the shall be final and binding on all affected individuals.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 14, 2026, we had 1,304,292,407 shares of Common Stock issued and outstanding. Holders of Common Stock are entitled to one vote per share. The following table sets forth information with respect to the beneficial ownership of our Common Stock as of September 14, 2026:

●	each person, or group of affiliated persons, who is the beneficial owner of more than 5% of the outstanding Common Stock of the company;

●	each executive officer and director of the company; and

●	all of the company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are exercisable or convertible, as the case may be, within 60 days of September 14, 2026. Shares of Common Stock issuable pursuant to such securities are deemed outstanding for computing the percentage of the person holding such securities and the percentage of any group of which the person is a member but are not deemed outstanding for computing the percentage of any other person. Except as indicated by the footnotes below, the combined company believes, based on the information furnished to it, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Section 13(d) and 13(g) of the Securities Act.

Name and Address of Beneficial Owner (1)	Number	Percentage
Directors and officers
Jack Wong (2)	221,093,217	16.95%
Sherina Chui	-	-
Eric Bava (3)	116,664,103	8.94%
Jeremy P. Concannon (4)	5,195,011	*
Karl Strahl (5)	350,000	*
Raymond Lee Powell(6)	2,000,000	*
All directors and officers as a group (5 persons named above)	345,302,331	26.47%
5% or greater shareholders
Taipan International Limited (7)	100,900,000	7.74%
Borneo Oil Berhad (8)	168,775,944	12.94%

* Less than 1%.

(1)	Applicable percentage ownership is based on 1,304,292,407 shares of Common Stock outstanding as of September 14, 2026. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless otherwise stated, the address of each noted person is 8112 Maryland Avenue, Suite 400, St. Louis, Missouri, 63105.

(2)	Jack Wong, our Chief Executive Officer and director, directly owns 221,093,217 shares of our Common Stock.

(3)	Eric Bava, our Chief Operating Officer and director, directly owns 116,664,103 shares of our Common Stock..

(4)	Jeremy P. Concannon, our Chief Growth Officer, directly owns 5,195,011 shares of our Common Stock.

(5)	Karl Strahl, our director, directly owns 350,000 shares of our Common Stock.

(6)	Dr. Raymond Lee Powell, our director, also directly owns 2,000,000 shares of our Common Stock.

(7)	Taipan International Limited directly owns 100,900,000 shares of our Common Stock. Its address is Level 1, Lot 7, Block F, Sauking Commercial Building, Jalan Patau-Patau Labuan F.T. 87000, Malaysia. The control person of Taipan International Limited is Khoo Yong Ai.

(8)	Borneo Oil Berhad directly owns 168,775,944 shares of our Common Stock. Its address is 1st & 2nd Floor, Victoria Point Jalan Okk Awang Besar W.P. Labuan 87007, Malaysia. The control person of Borneo Oil Berhad is Joseph Lee Yok Min.

Securities Authorized for Issuance Under Equity Compensation Plans

See ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Of our directors, we have determined that Dr. Raymond Lee Powell is an “independent” director under the Nasdaq listing standards, while Jack Wong, Eric Bava, and Karl Strahl are not independent under such standards.

Transactions with Related Persons

Except as set forth below, there are no transactions from July 1, 2024 to date, or any currently proposed transaction, in which our company was or to be participant and the amount exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year-end for our last two completed years, and in which any of our Directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

Employment Agreements

See “Item 11. Executive Compensation — Employment Agreements.”

Biochar Solutions Supply Agreement and Amendment

As discussed above, on March 14, 2026, and as subsequently amended on June 30, 2026, Verde Renewables entered into the BSL Supply Agreement with BSL pursuant to which BSL will manufacture, supply, distribute, and white label engineered biochar for incorporation into Verde Renewables’ and its customers’ products. We anticipate purchasing more than $120,000 biochar per annum pursuant to the BSL Supply Agreement. Oregon Biochar Solutions, the subsidiary of BSL, is a related party as Karl Strahl, the Chief Operating Officer of Oregon Biochar Solutions, is also a member of our Board.

	For the Years ended
	June 30,
Related party transactions:	2026	2025
Sale of property:
Mr. Jack Wong (1)	$-	$857,500
Settlement of debt by shares
BOC (2)	$-	$675,888

	June 30,
Related party balances:	2026	2025
Amount due to director
Mr. Jack Wong (1)	$2,092	$209,640

(1)	Mr. Jack Wong is our Chief Executive Officer effective October 1, 2022. Further, Jack Wong was re-elected as our Director by Waiver and Consent of Shareholders, effective March 30, 2024. This represents sale of the property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 (“Property”) owned by Verde Renewables, for a current market value of $857,500.

(2)	Borneo Oil Corporation Sdn. Bhd. (“BOC”) is a wholly owned subsidiary of Borneo Oil Berhad (“BOB”), a significant investor in our company. On March 13, 2023, we and our former indirect wholly-owned subsidiary Champmark Sdn Bhd (“CSB”) entered into a Settlement of Debts Agreement (the “SDA Agreement”) for the settlement in full of CSB’s account payable to a related party, BOC by way of the issuance of a two year term promissory note with the principal amount of $675,888 and bearing 2% coupon interest. This promissory note was repayable by May 12, 2025, either in cash or by the issuance of our Common Stock at a price of $0.07 per share at the discretion of the holder. A total of 9,655,542 shares of our Common Stock were issued on August 16, 2024, to BOB, the appointed nominee of the creditor, to settle in full the total of $675,888 of CSB’s account payable to the creditor.

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

ITEM 14. Principal Accounting Fees and Services.

	Year Ended June 30, 2026	Year Ended June 30, 2025
Audit Fees (1)	$69,500	$67,742
Audit Related Fees (2)	$-	$35,000
Tax Fees (3)	$11,474	$-
All Other Fees (4)	$-	$-
Total	$69,500	$102,742

(1)	Audit fees consist of fees incurred for professional services rendered by J&S Associate PLT for the audit of our financial statements, reviews of our interim financial statements included in our quarterly reports on Form 10-Q and services normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed that are reasonably related to the performance of the audit or review of our financial statements but were not reported under “Audit Fees.”

(3)	Tax fees consist of fees incurred by Clark Nuber PS for professional services relating to tax compliance.

(4)	We did not incur any for other services reportable “All Other Services.”

Our Board pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board either before or after the respective services were rendered.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

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

The following exhibits are included as part of this report:

Exhibit No.	Exhibit Description
2.1	Share Sale Agreement dated March 13, 2023, by and between Verde Resources Asia Pacific Limited and Jusra Mining Merapoh Sdn Bhd (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2023).
2.2	Shares Sale Agreement dated March 23, 2023, by and between Verde Resources (Malaysia) Sdn Bhd and Murugesu A/L M. Narasimha and Deivamalar A/P Kandiah (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 24, 2023).
3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
3.2	Amended and Revised Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 29, 2024).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2025).
10.1*#+†	License Agreement, dated October 10, 2025, by and between Verde Renewables, Inc. and Ergon Asphalt & Emulsions, Inc.
10.2	Securities Purchase Agreement, dated October 31, 2025, by and between Verde Renewables, Inc. and Ergon Asphalt & Emulsions, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 4, 2025).
10.3	Joint Development Agreement between Verde Resources, Inc. and C-Twelve Pty Ltd dated May 19, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant’s Second Amendment to its Current Report on Form 8-K, filed with the SEC on May 22, 2025).
10.4*†	Addendum to Joint Development Agreement, effective October 8, 2025, by and between Verde Resources, Inc. and C-Twelve Pty Ltd.
10.5	Purchase and Sale Agreement dated January 17, 2025, by and between Verde Estates LLC and TAFleer Properties LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 24, 2025).
10.6	Consulting Services Agreement dated November 29, 2024, by and between Verde Renewables, Inc. and AUM Media Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2024).
10.7	Service Agreement dated October 22, 2024, by and between Verde Resources, Inc. and GECA Environnement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 23, 2024).
10.8	Settlement of Debts Agreement dated March 13, 2023, by and between Verde Resources, Inc., Champmark Sdn Bhd, and Borneo Oil Corporation Sdn Bhd. (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 16, 2023).
10.9	Promissory Note of Verde Resources, Inc. dated March 13, 2023 (incorporated by reference to Exhibit 10 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 16, 2023).
10.10	Supplementary Agreement dated August 16, 2024, to that certain Settlement of Debts Agreement dated June 13, 2023, by and between Verde Resources, Inc. and Borneo Oil Corporation Sdn Bhd (incorporated by reference to Exhibit 10 of the Registrant’s First Amendment to its Current Report on Form 8-K, filed with the SEC on August 19, 2024).
10.11	Fixed Price Research Agreement dated June 27, 2024, by and between Verde Renewables, Inc. and Auburn University (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 1, 2024).
10.12*	Services Agreements dated April 20, 2024, by and between Verde Resources, Inc. and Dr. Nam Tran.
10.13	Services Agreement dated October 23, 2023, by and between Verde Renewables, Inc. and Donald R. Fosnacht (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2023).

10.14	Services Agreement dated December 15, 2022, by and between Verde Resources, Inc. and Looi Pei See (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 19, 2022).
10.15	Product Distribution Agreement dated November 22, 2022, by and between Verde Life Inc. and Country Farms Sdn Bhd (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 25, 2022).
10.16	Offer Letter dated September 30, 2022, by and between Verde Resources, Inc. and Jack Wong (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 6, 2022).
10.17+	Employment Agreement dated October 1, 2023, by and between Verde Renewables, Inc. and Eric Joseph Brava (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.18+	Employment Agreement dated July 29, 2024, by and between Verde Renewables Inc. and Jeremy P. Concannon. (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.19+	Addendum to Services Agreement dated September 27, 2024, by and between Verde Renewables Inc. and Jeremy P. Concannon (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.20+	Employment Agreement dated April 30, 2025, by and between Verde Renewables Inc. and Sherina Chui. (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.21	Director Appointment Agreement dated May 1, 2025, by and between the Registrant and Karl Strahl (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.22+	Services Agreement dated July 31, 2024, by and between the Registrant and Jeremy P. Concannon (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.23	Addendum to Employment Agreement dated May 1, 2025, by and between the Registrant and Eric Joseph Bava (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
10.24*	Verde Resources, Inc. 2026 Equity Incentive Plan
10.25	Supply Agreement, dated March 14, 2026, by and between the company and Biochar Solutions LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 19, 2026).
10.26	Amendment to Employment Offer Letter, dated May 4, 2026, between the company and Jack Wong (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2026).
10.27	Amendment to Employment Agreement, dated May 4, 2026, between the company and Eric Bava (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 11, 2026).
10.28†	Master Commercialization and Collaboration Agreement, dated July 1, 2026, by and between Verde Renewables, Inc and Ergon Asphalt & Emulsions, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2026).
10.29	Amendment No. 1 to Supply Agreement, dated June 30, 2026, between Verde Renewables, Inc and Biochar Solutions LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2026).
10.30*	Services Agreement, dated March 1, 2026, between Verde Renewables, Inc. and Michelle Yanez
10.31*	Services Agreement dated April 20, 2024, by and between Verde Resources, Inc. and Dr. Raymond Powell
10.32*	Addendum No. 1 to Services Agreement, dated October 27, 2025, by and between Verde Resources, Inc. and Dr. Raymond Powell
10.33*	Addendum No. 1 to Services Agreement, dated October 27, 2025, by and between Verde Resources, Inc. and Dr. Nam Tran
10.34*	Addendum No. 2 to Services Agreement, dated December 27, 2025, by and between Verde Resources, Inc. and Dr. Raymond Powell

10.35*	Addendum No. 2 to Services Agreement, dated December 27, 2025, by and between Verde Resources, Inc. and Dr. Nam Tran
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
19.1	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
21.1*	List of Subsidiaries.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of the Principal Executive Officer
32.2**	Section 1350 Certification of the Principal Financial Officer
97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on October 23, 2025).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

* Filed herewith.

** Furnished and not filed herewith.

† Certain portions of this exhibit (indicated by “[**]”) have been omitted pursuant to Item 601(b)(10)(iv). The Company hereby agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

+ Certain portions of this exhibit (indicated by “[*]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.

# Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this day of 14th day of September, 2026.

VERDE RESOURCES, INC.

By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Sherina Chui
Sherina Chui
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Jack Wong	Chief Executive Officer and Director	September 14, 2026
Jack Wong	(principal executive officer)

/s/ Sherina Chui	Chief Financial Officer	September 14, 2026
Sherina Chui	(principal financial and accounting officer)

/s/ Eric Bava	Director and Chief Operating Officer	September 14, 2026
Eric Bava

/s/ Karl Strahl	Director	September 14, 2026
Karl Strahl

/s/ Raymond Lee Powell	Director	September 14, 2026
Raymond Lee Powell

VERDE RESOURCES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2026 AND 2025

J&S ASSOCIATE PLT 202206000037 (LLP0033395-LCA) & AF002380 (Registered with PCAOB and MIA) B-11-14, Megan Avenue II 12,Jalan Yap Kwan Seng, 50450, Kuala Lumpur, Malaysia	Tel: +603-4813 9469 Email : info@jns-associate.com Website : jns-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VERDE RESOURCES, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verde Resources, Inc. and its subsidiaries (the ‘Company’) as of June 30, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for the years ended June 30, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the years ended June 30, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment Assessment of Intellectual Properties

As described in Note 9 to the consolidated financial statements, the intangible assets comprise intellectual properties acquired from third parties and were measured initially at fair value. The intellectual properties are classified as indefinite-lived intangible assets and are not being amortized. The Company’s evaluation of its acquired intellectual properties for potential impairment involved significant judgement. As disclosed in Note 9 to the financial statements, management performed a qualitative assessment to determine whether it is more likely than not that the intangible asset is impaired. This assessment considered various factors including macroeconomic conditions, industry and market trends, cost factors, overall financial performance, legal and regulatory environment factors and relevant internal reporting and management’s plans.

We identified the qualitative impairment assessment of the intellectual properties as a critical audit matter due to the subjective nature of management’s assumptions, the complexity of evaluating multiple qualitative factors, and the materiality of the asset to the financial statements. Auditing this matter required a high degree of auditor judgment and an increased extent of audit effort.

Our audit procedures related to the qualitative impairment assessment included the following:

1)	Evaluated and assessed the appropriateness of management’s qualitative assessment framework in accordance with ASC 350;

2)	Discussed with key management of the Company to understand the future plans and direction of the Company; and

3)	Obtained the internal forecasts prepared by management for the future direction of the Company, evaluated the reasonableness of the assumptions applied, and how the forecast related to the future use of the intellectual properties.

/s/ J&S Associate PLT

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2022.

Kuala Lumpur, Malaysia

September 14, 2026

VERDE RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts expressed in U.S. dollars, except share and per share amounts)

	As of June 30,
	2026	2025
ASSETS
Current asset:
Cash and cash equivalents	$1,786,407	$1,021,112
Short-term investments	-	1,276,484
Accounts receivable	5,019	188,415
Inventories	228,529	284,561
Amounts due from related party	-	100
Prepaid share-based compensation- nonemployees	114,358	455,291
Prepayments	175,306	46,605
Other receivables and deposits	10,149	15,647

	2,319,768	3,288,215

Assets held for sale	-	4,000

Total current assets	2,319,768	3,292,215

Non-current assets:
Property, plant and equipment, net	1,406,684	1,574,984
Right of use assets, net	375,425	518,375
Intangible assets	33,631,731	33,503,771
Deposits paid	80,000	80,000
Prepayments	87,500	-
Prepaid share-based compensation- nonemployees	160,326	126,047

Total non-current assets	35,741,666	35,803,177

TOTAL ASSETS	$38,061,434	$39,095,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,318	$55,092
Other payables	318,587	545,963
Deposit and accrued liabilities	86,338	371,837
Accrued share-based compensation for nonemployee	62,451	44,288
Accrued share-based compensation for employee	44,877	44,877
Current portion of operating lease liabilities	44,224	38,311
Amount due to a director	2,092	209,640
Amounts due to related parties	289,121	324,974

Total current liabilities	892,008	1,634,982

Non-current liabilities:
Operating lease liabilities, net of current portion	52,505	91,639

Total non-current liabilities	52,505	91,639

TOTAL LIABILITIES	944,513	1,726,621

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,304,292,407 and 1,262,680,891 issued and outstanding as of June 30, 2026 and 2025	1,304,292	1,262,680
Additional paid-in capital	57,660,851	54,530,117
Accumulated other comprehensive losses	(202,978)	(160,809)
Accumulated deficit	(21,642,499)	(18,263,181)
	37,119,666	37,368,807
Non-controlling interest	(2,745)	(36)
Stockholders’ equity	37,116,921	37,368,771

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,061,434	$39,095,392

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts expressed in U.S. dollars, except share and per share amounts)

	Years ended June 30,
	2026	2025
Revenue, net	$467,788	$133,202

Cost of revenue	299,128	51,789

Gross profit	168,660	81,413

Operating expenses:
Selling, general and administrative expenses	3,677,660	5,889,024
Other operating expenses	290,390	214,410
Total operating expenses	3,968,050	6,103,434

LOSS FROM OPERATION	(3,799,390)	(6,022,021)

Other (expense) income:
Interest expense	-	(102,703)
Rental income	-	38,200
Gain from insurance claims	-	481,513
Unrealized foreign exchange gain	218,514	582,034
Gain on forgiveness of debts	163,281	-
Gain on disposal of property, plant and equipment	-	164,624
Interest income	28,568	70,650
Other income	7,000	4,690
Total other income, net	417,363	1,239,008

LOSS BEFORE INCOME TAXES	(3,382,027)	(4,783,013)

Income tax expense	-	-

NET LOSS	(3,382,027)	(4,783,013)

Net loss attributable to non-controlling interest	(2,709)	(36)
Net loss attributable to Verde Resources Inc., shareholders	(3,379,318)	(4,782,977)
	$(3,382,027)	$(4,783,013)

Other comprehensive (loss) income:
Foreign currency adjustment expense	(42,169)	(88,903)

COMPREHENSIVE LOSS	$(3,424,196)	$(4,871,916)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding, basic and diluted	1,288,578,216	1,242,092,192

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in U.S. dollars, except share and per share amounts)

	Years ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,382,027)	$(4,783,013)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	228,976	248,940
Amortization	102,857	102,857
Stock-based compensation-nonemployee	819,817	1,341,373
Stock-based compensation-employee	201,769	432,246
Stock-based compensation-director	27,577	5,534
Finance cost interest element of promissory notes (non-cash)	-	84,718
Operating lease expense	57,365	42,848
Impairment on property	-	137,632
Impairment on assets held for sale	4,000	5,866
Inventories written off	57,328	-
Gain on forgiveness of debts	(163,281)	-
Unrealized foreign exchange gain	(218,514)	(582,034)
Gain from insurance claim	-	(481,513)
Loss on disposal of asset held for sale	-	2,877
Gain on disposal of property, plant and equipment	-	(164,624)
Change in operating assets and liabilities:
Accounts receivable	183,449	(121,278)
Other receivables and deposits	5,912	(34,867)
Prepayments	(216,201)	(20,098)
Inventories	1,695	32,733
Accounts payables	(12,617)	(44,368)
Accrued liabilities and other payables	(394,797)	277,467
Advances (to) from director	(207,321)	205,581
Advances to related parties	(5,343)	(61,206)
Repayment of operating lease liabilities	(43,908)	(38,442)
Net cash used in operating activities	(2,953,264)	(3,410,771)

Cash flows from investing activities:
Proceeds from disposal of assets held for sale	-	943,300
Proceeds from disposal of property, plant and equipment	-	947,995
Proceeds from insurance recoveries	-	541,221
Withdrawal of short-term investments, net	1,276,484	750,000
Purchase of property, plant and equipment	-	(378)
Net cash provided by investing activities	1,276,484	3,182,138

Cash flows from financing activities:
Repayment to lease liabilities	-	(712,140)
Repayment of bank loan	-	(211,440)
Proceeds from issuance of Common Stock	2,448,000	1,983,000
Refund from cancellation of Common Stock	-	(80,000)
Net cash provided by financing activities	2,448,000	979,420

Net cash provided by operating, investing and financing	771,220	750,787

Foreign currency translation adjustment	(5,925)	(8,812)

Net change in cash and cash equivalents	765,295	741,975

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	1,021,112	279,137

CASH AND CASH EQUIVALENTS, AT END OF YEAR	$1,786,407	$1,021,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$16,247

SUPPLEMENTAL NONCASH DISCLOSURE:
Share issuance for employee compensation	124,250	$392,903
Promissory Note to related party settled by Company’s Common Stock	-	675,888

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts expressed in U.S. dollars, except share and per share amounts)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Non- controlling	Total stockholders’
	No. of shares	Amount	capital	income (loss)	deficit	interest	equity
Balance as of July 1, 2024	1,221,346,586	$1,221,346	$49,647,034	$(71,906)	$(13,480,204)	-	$37,316,270

Share issued for private placement	21,202,213	21,202	1,961,798	-	-	-	1,983,000
Shares issued to service provider	8,856,550	8,856	1,808,091	-	-	-	1,816,947
Shares issued to employee	2,070,000	2,070	520,978	-	-	-	523,048
Shares issued for settlement of promissory notes	9,655,542	9,656	666,232	-	-	-	675,888
Shares cancelled	(800,000)	(800)	(79,200)	-	-	-	(80,000)
Shares issued to director	350,000	350	5,184	-	-	-	5,534
Net loss for the year	-	-	-	-	(4,782,977)	(36)	(4,783,013)
Foreign currency translation adjustment	-	-	-	(88,903)	-	-	(88,903)

Balance as of June 30, 2025	1,262,680,891	$1,262,680	$54,530,117	$(160,809)	$(18,263,181)	(36)	$37,368,771

Share issued for private placement	30,543,876	30,544	2,417,456	-	-	-	2,448,000
Share based compensation to director	-	-	27,577	-	-	-	27,577
Share based compensation to employee	-	-	32,642	-	-	-	32,642
Shares issued to employee	2,472,624	2,473	166,654	-	-	-	169,127
Shares issued to service provider	8,595,016	8,595	486,405	-	-	-	495,000
Net loss for the year	-	-	-	-	(3,379,318)	(2,709)	(3,382,027)
Foreign currency translation adjustment	-	-	-	(42,169)	-	-	(42,169)

Balance as of June 30, 2026	1,304,292,407	$1,304,292	$57,660,851	$(202,978)	$(21,642,499)	(2,745)	$37,116,921

See accompanying notes to consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

(Amounts expressed in U.S. dollars, except share and per share amounts)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Core Business & Technology Overview

Verde Resources, Inc. was incorporated under the laws of the state of Nevada on April 22, 2010.

The Company is a road construction and building materials company offering proprietary, environmentally sustainable materials, designed to drive innovations that enhance sustainability and advance environmental stewardship. By integrating biochar, a carbon sequestering material and performance enhancer, the Company aims to facilitate the industry’s transition toward lower-emission infrastructure solutions. The Company believes its approach reduces greenhouse gas (“GHG”) emissions, optimizes the use of native soils and recycled materials, accelerates installation timelines, improves operational efficiency, and reduces overall project costs. The Company’s strategic focus has shifted toward the commercialization of its biochar asphalt technology through its wholly owned subsidiary, Verde Renewables Inc.. As part of this initiative, the Company has collaborated with the National Center for Asphalt Technology (“NCAT”) to deploy and evaluate its biochar asphalt technology at the NCAT test track. This endeavor is intended to validate the technology’s performance characteristics, environmental sustainability attributes, and potential to support the generation of carbon removal and avoidance credits.

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

In addition, on March 9, 2026, the Company engaged with Isometric (a leading certifier of carbon removal) in connection with the audit and verification of the Company’s BioFraction™ facility in Sabah, Borneo, to support the production of biochar and the potential generation of carbon removal credits associated with the use of engineered carbon in the Company’s road technologies. The Company views Isometric as a complementary carbon registry and methodology provider alongside Puro.earth and believes maintaining relationships with multiple registries may support future commercialization and expansion efforts across North America and other international markets.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Technology Development and Validation

On June 27, 2024, the Company entered into an agreement with NCAT at Auburn University to undertake a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” (the “Project”). The Project, led by Dr. Nam Tran, Associate Director and Research Professor at NCAT, involved a comprehensive performance testing on the NCAT Test Track in Opelika, Alabama. This facility, sponsored by various state Departments of Transportation (DOTs) and in partnership with the Minnesota Road Research Facility (MnROAD), is dedicated to advancing sustainable pavement technologies. Success in this Project is expected to drive widespread adoption of a net-zero road construction blueprint by DOTs across the U.S. and the federal DOT. The Project commenced on June 24, 2024, and includes ongoing field demonstrations, performance evaluations and laboratory testing of the Company’s cold-mix BioAsphalt™ technologies at NCAT. The Project is expected to conclude on September 30, 2027, with the first draft of the final report expected in Spring 2027.

The Company’s work with NCAT has included the evaluation of distinct BioAsphalt™ formulations, including a 100% reclaimed asphalt pavement (“RAP”) cold recycling formulation utilizing the Company’s engineered biochar and an engineered emulsion manufactured by Ergon Asphalt & Emulsions, Inc. (“Ergon”) and a separate cold-mix formulation utilizing Verde V24, virgin aggregate and the Company’s engineered biochar.

100% RAP Cold Recycling Development

As part of the Project, the Company and NCAT developed and evaluated a 100% RAP cold recycling BioAsphalt™ formulation incorporating the Company’s engineered biochar and an engineered cationic emulsion manufactured by Ergon. In September 2025, NCAT laboratory testing of this formulation, conducted in accordance with ASTM D6927 (Marshall Stability and Flow), ASTM D6931 (Indirect Tensile Strength), and AASHTO T283 (Moisture Susceptibility), demonstrated that the formulation met or exceeded applicable industry specifications evaluated during testing. Results showed superior cohesion, high tensile strength ratio (“TSR”) and retained stability compared to standard cold-mix benchmarks, supporting the formulation’s strength, durability and moisture resistance.

The 100% RAP cold recycling formulation is the technology platform the Company currently intends to advance toward commercialization with Ergon. As part of its go-forward development strategy, the Company intends to incorporate additional industry testing capabilities earlier in the development process to generate initial performance data and utilize Paragon, Ergon’s technical arm, for additional technical testing and validation. NCAT is expected to remain an important independent research and third-party validation resource, including for additional independent testing and validation, as appropriate, as the Company continues to develop and commercialize new road materials and applications.

Verde V24 / Off-Ramp Development

Separately, in December 2024, in collaboration with C-Twelve Pty Ltd, a corporation incorporated in Western Australia (“C-Twelve”), the Company demonstrated a cold-mix BioAsphalt™ formulation utilizing Verde V24 emulsion, the Company’s engineered biochar and virgin aggregate at the NCAT test track in Auburn, Alabama. The demonstration showcased the ability to retrofit an existing asphalt plant to produce cold-mix biochar asphalt under winter conditions without the use of heat, solvents, or odors, resulting in an estimated 50% increase in installation efficiency compared to conventional methods.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In July 2025, the Company received encouraging preliminary field-performance results from NCAT regarding the off-ramp mix installed in December 2024. After approximately 50,000 equivalent single axle loads (ESALs) of heavy truck traffic, the asphalt surface remained flexible and demonstrated consistent durability, particularly under low-volume roadway conditions.

In August 2026, the Company received NCAT’s completed report relating to the off-ramp project, which included laboratory testing and real-world placement and evaluation of the off-ramp mix. The report indicated that the formulation remains in development and is not yet ready for commercial deployment. The report was shared with C-Twelve, and the Company has communicated with C-Twelve regarding the report and its findings. The Company’s current go-forward commercialization strategy with Ergon does not contemplate the use of Verde V24 and instead focuses on the 100% RAP cold recycling formulation described above.

Commercial Activity

On February 10, 2026, the Company received its first two purchase orders from Ergon for the Company’s proprietary, licensed cold mix biochar asphalt emulsifying agent, Verde V24, the sale of which occurred during the quarter ending March 31, 2026. The gross revenue generated from these purchase orders was approximately $460,000 and the related receivable was fully collected from Ergon in April 2026. This event represented the Company’s first commercial transaction following the execution of the Ergon license in October 2025. See Note 3 – Strategic Commercial Agreements for details on the Ergon arrangements.

Geographic Expansion

On March 30, 2026, the Company established Verde Resources Asia Pacific Pte. Ltd. (“VRAPPL”), a private company limited by shares incorporated under the laws of the Republic of Singapore and a wholly owned subsidiary of the Company. The subsidiary’s primary activity is research and experimental development in biotechnology (excluding medical sciences). The establishment of VRAPPL follows several months of discussions with Singapore’s Economic Development Board (“ECB”) and Land Transport Authority (“LTA”) and advances the Company’s previously stated strategy to license its Net Zero Blueprint and related technologies globally, beginning with Singapore as its Asia Pacific headquarters. This initiative is expected to support the future generation and trading of carbon removal credits and serve as a foundation for the Company’s expansion across the region.

If these initiatives progress successfully, they could create demand for the Company’s biochar products and support the phased resumption and potential expansion of operations at its BioFraction™ facility in Sabah, Malaysia. Any such opportunities remain subject to further evaluation and significant uncertainties, including, but not limited to, successful project implementation, negotiation of definitive agreements, access to sufficient capital to fund the expansion, and receipt of required governmental, regulatory and other third-party approvals.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As of June 30, 2026, the Company has the following subsidiaries:

Company name	Place of incorporation	Principal activities and place of operation	Effective interest held

Verde Resources Asia Pacific Limited (“VRAP”)	British Virgin Islands	Investment holding	100%

Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”)	Malaysia	Manufacturing and distribution of renewable agricultural commodities, and provision of consultation services related thereto	100%

Verde Renewables, Inc. (“Verde Renewables”)	State of Missouri, U.S.A.	Trading of building materials and management of a processing and packaging facility	100%

VerdePlus Inc. (“VerdePlus”)	State of Missouri, U.S.A.	Production of low-carbon building materials	55%

Verde Life Inc. (“VLI”)	State of Oregon, U.S.A.	Development of health and wellness products formulated with natural plant extracts derived from crops cultivated using biochar.	100%

The Wision Project Sdn Bhd (“Wision”)	Malaysia	Digital innovation, marketing & consulting service, PR, branding, influencer marketing, event management and media relations services	100%

Verde Estates LLC (“VEL”)	State of Missouri, U.S.A.	Holding real property	100%

Verde Resources Asia Pacific Pte. Ltd. (“VRAPPL”)	Republic of Singapore	Research and experimental development on biotechnology (excluding medical science)	100%

Unless context indicates otherwise, Verde Resources, Inc. and its subsidiaries are hereinafter referred to as the “Company.”

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. of America (“US GAAP”).

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

Segment Reporting

The Company operates as a single operating and reportable segment in accordance with ASC 280, Segment Reporting. The Company’s Chief Operating Decision Maker (“CODM”), who is its Chief Executive Officer, reviews financial information on a consolidated basis, including revenue, operating expenses, and net income (loss), for purposes of evaluating financial performance and allocating resources.

The CODM uses net income (loss) as the primary measure of performance and revenue as the primary measure for resource allocation decisions. Accordingly, the Company has determined that it operates as a single operating and reportable segment.

See Note 4 – Business Segment Information for additional information.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash in banks, money market funds, which are readily convertible to known amounts of cash and that mature within three months or less from the date of purchase, which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,786,407 and $1,021,112 in cash and cash equivalents at June 30, 2026 and 2025.

At June 30, 2026, and 2025, cash and cash equivalents consisted of petty cash on hand and cash in banks.

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

The Company maintains an allowance for expected credit losses based on a combination of quantitative and qualitative factors, including knowledge of a client’s financial condition, historical loss experience, customer-specific credit risk, aging of receivables, current economic conditions and reasonable and supportable forecasts of future conditions.

Management applies significant judgment in identifying relevant risk factors, evaluating the impact of macroeconomic conditions, including inflation, interest rates and geopolitical uncertainty, and determining the appropriate expected loss rates. Changes in these assumptions or economic conditions could materially affect the timing and amount of credit loss provisions recognized in future periods. Bad debts are written off against allowances. An allowance for doubtful accounts will be recorded in the period when a loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging, ongoing business relation and other factors. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the consolidated statement of operations within operating expenses. As of June 30, 2026, and 2025, the longest credit term for certain customers are 30 to 90 days.

As of June 30, 2026 and 2025, there has been no allowance for expected credit loss for accounts receivables and for other receivables, amounted to $34,390 and $33,110 respectively.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inventories

Inventories are stated at the lower of cost or net realizable value, and cost being determined on a first-in-first-out method. Cost of raw materials include cost of materials and incidental costs in bringing the inventory to its current location. Costs of finished goods, on the other hand include material, labor and overhead costs. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Depreciation and Impairment of Plant and Machinery

●	Depreciation expense: For the years ended June 30, 2026 and 2025, $228,976 and $248,940, respectively

●	As of June 30 2026, and 2025:

○	Impairment losses: $0 and $137,632, respectively

○	Write-offs: None for the fiscal years ended June 30, 2026 and 2025

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

These estimates are inherently subjective and sensitive to changes in assumptions and market conditions. Actual results or changes in estimates could result in material impairment charges in future periods. See Note 9 for details of intangible assets and related impairment write offs.

As of June 30, 2026, and 2025, the Company did not record an impairment on the intangible assets.

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

The impairment loss on assets held for sale for the years ended June 30, 2026 and 2025 was $4,000 and $5,866 respectively.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company considers customer order confirmations, whether formal or otherwise, to be a contract with the customer. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company has determined that consideration is fixed and is not subject to variable consideration, refunds, cancellation or termination provisions.

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

The Company recognized no impairment of ROU assets as of June 30, 2026, and 2025.

The operating lease is included in operating lease right-of-use assets and operating lease liabilities as current and non-current liabilities in the consolidated balance sheets as of June 30, 2026 and 2025.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the years ended June 30, 2026, and 2025.

Foreign Currencies Translation

The Company’s reporting currency is the U.S. dollar (“US$”) and the accompanying consolidated financial statements have been expressed in U.S. dollars. The Company and its subsidiaries in the United States have functional currency of US$ whereas the functional currency of the Company’s subsidiaries in Malaysia and Singapore is Malaysian Ringgit (“MYR”) and Singapore Dollar (“SGD”) respectively. The functional currencies represent the primary currencies of the economic environment in which the respective companies’ operations are conducted.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

For reporting purposes, in accordance with ASC Topic 830 “Translation of Financial Statements”, capital accounts of the consolidated financial statements are translated into U.S. dollars from MYR and SGD at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year. The gains and losses resulting from translation of financial statements subsidiaries to the reporting currency are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of MYR and SGD into U.S. dollars has been made at the following exchange rates for the following periods:

	June 30, 2026	June 30, 2025
Year-end MYR:US$ exchange rate	0.24564	0.23650
Year-end SGD:US$ exchange rate	0.77360	-
Annualized average MYR:US$ exchange rate	0.24551	0.22874
Annualized average SGD:US$ exchange rate	0.77791	-

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

Net Loss per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic loss per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential Common Stock equivalents had been issued, if dilutive.

The Company’s share-based awards consist of shares of common stock that are legally issued, fully vested, and nonforfeitable upon grant. Accordingly, such shares are included in the weighted-average shares outstanding from the date of issuance, and there are no unvested or forfeitable awards requiring separate consideration in the calculation of basic or diluted net loss per share.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the years ended June 30, 2026 and 2025, diluted weighted-average shares of common stock outstanding is equal to basic weighted average shares of common stock, due to the Company’s net loss position. Hence no Common Stock equivalents were included in the computation of diluted net loss per shares since such inclusion would have been antidilutive.

Stock Cancellation and Reissuance Policy

In certain circumstances, after the Company grants fully vested and nonforfeitable share-based awards to nonemployees, the Company may subsequently enter into mutual agreements with the recipients to cancel shares associated with services not yet performed or no longer expected to be performed under the applicable arrangements. In such instances, the Company evaluates the substance of the arrangement in accordance with ASC 718-10-25-2 and ASC 718-10-35-1, which require that compensation cost be recognized based on the goods or services received. In accordance with ASC 718-10-45-3, the grant date fair value of these awards are initially recognized as a prepaid share-based compensation, which is recognized as compensation expense over the period in which the related goods or services are received. When mutual agreements are executed to cancel shares associated with services which are not performed or are no longer expected to be performed, the Company reverses the remaining balance of the prepaid share-based compensation, which represents the value of services not yet performed. There are no reversals of previously recognized share-based compensation expense relating to services already performed under the applicable arrangements.

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

Upon cancellation, the par value of the shares is deducted from Common Stock, and any excess of repurchase cost over the par value is charged against additional paid-in capital (“APIC”) or retained earnings, as applicable. If the original issuance price is not known or determinable, the cost is first charged to APIC to the extent available, with any remaining amount charged to retained earnings.

The Company accounts for reissuance of treasury shares in accordance with ASC 505-30 – Equity: Treasury Stock. Treasury shares may be reissued for various purposes, including the settlement of employee equity awards, acquisitions, or other corporate purposes.

If treasury shares are reissued:

●	The proceeds received upon reissuance are credited to treasury stock at the cost of the shares.

●	Any difference between the reissuance price and the cost of the treasury shares is recorded as an adjustment to APIC.

●	If the reissuance price exceeds the cost, the excess is credited to APIC.

●	If the reissuance price is less than the cost and APIC related to treasury stock transactions is insufficient to absorb the difference, the remainder is charged to retained earnings.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company uses the cost method to account for treasury stock transactions. Reissued shares are included in the number of shares issued and outstanding as of the date of reissuance.

As of year-ended June 30, 2026, there have been no treasury stock purchases by the Company.

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

When such awards are issued to non-employees in advance of the receipt of goods or services, the Company records prepaid share-based compensation at the grant date in accordance with ASC 718-10-45-3. The prepaid amount represents the fair value of the goods or services to be received and is recognized as compensation expense over the period in which the related goods or services are received.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Once the grant date is established, the cumulative compensation cost is adjusted to reflect the grant-date fair value of the award.

Recognition of Compensation Expense

Share-based compensation cost is recognized over the requisite service period for employee awards and over the service period for nonemployee awards.

Presentation Considerations

Awards that are fully vested and nonforfeitable are included in shares issued and outstanding at the grant date.

Accordingly:

●	For non-employees: APIC, together with shares issued, is recognized at the grant date fair value of the awards, with a corresponding increase in prepaid share-based compensation, which is recognized as compensation expense over the period in which the related goods or services are received; and

●	For employees: APIC is recognized to the extent that, together with shares issued, reflect the compensation cost for the requisite service period rendered as of the reporting date. Any remaining unrecognized compensation cost is recorded in APIC over the remaining requisite service period.

The impact of such awards on earnings per share is evaluated in accordance with ASC 718-10-45-1.

Stock-Based Compensation Expense

During the years ended June 30, 2026 and 2025, the Company recognized share-based compensation expense as follows:

●	Nonemployees: $819,817 and $1,341,373, respectively

●	Employees: $201,769 and $432,246, respectively

●	Directors: $27,577 and $5,534 respectively

In addition, the Company recorded $107,328 and $89,165 as accrued compensation cost for share-based arrangements for which the grant date had not yet been established during the years ended June 30, 2026 and 2025, respectively.

Retirement Plan Costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

Related Parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The consolidated financial statements shall include disclosures of material related-party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warrants

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

Liability-classified

For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and are remeasured at each reporting date until settlement. Changes in fair value is recognized as a component of change in fair value of warrant liability in the consolidated statements of operations and as a non-cash gain or loss in the consolidated statement of comprehensive loss. Transaction costs allocated to warrants that are presented as a liability are immediately expensed in the consolidated statements of operations and comprehensive loss.

No liability classified warrants have been issued as of June 30, 2026.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Recent Accounting Pronouncements

During the year ended June 30, 2026, other than the accounting pronouncements discussed below, management does not believe that any recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances the transparency of income tax disclosures by requiring public business entities to disclose specific categories in the effective tax rate reconciliation on an annual basis. It also requires the disclosure of additional information for reconciling items that meet a quantitative threshold of 5%. Furthermore, the amendments require all entities to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and by individual jurisdictions where the amount is 5% or more of total income taxes paid. For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard effective January 1, 2025, and has updated its income tax disclosures accordingly in Note 17. The adoption did not impact the Company’s consolidated balance sheets, statements of operations and comprehensive loss, or statements of cash flows.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update introduces a scope exception to derivative accounting for certain contracts with underlying tied to operations or activities specific to one of the parties. Additionally, the update clarifies that share-based noncash consideration received from a customer should be accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The amendments can be applied prospectively or modified retrospectively and are effective for annual and interim periods beginning after December 15, 2026. While the Company has assessed that there is no significant impact to the consolidated financial statements, the impact of this pronouncement on disclosures contained in notes thereto is being evaluated.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. The amendments distinguish between grants related to assets and grants related to income and establish criteria for when such grants should be recognized. The guidance is effective for annual periods beginning after December 15, 2028, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which updates the FASB Accounting Standards Codification to clarify, correct errors, and improve the overall usability of GAAP. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the effect this pronouncement has had on the disclosures contained in the notes to the consolidated financial statements.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2026, the FASB issued ASU 2026-01, “Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock”. The guidance in ASU 2026-01 clarifies how issuers initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock by requiring issuers to use the PIK dividend rate stated in the preferred stock agreement. The new accounting standard will be effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual periods, with early adoption permitted. Entities may apply the amendments on either a prospective basis or a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. The Company is currently evaluating the impact that adoption of ASU 2026-01 may have on its consolidated financial statements.

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”, which establishes accounting requirements for environmental credits and environmental credit obligations (“ECOs”). This ASU introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and, when applicable, compliance obligations that may be settled by using environmental credits. The new accounting standard will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is assessing the effect of this update on its consolidated financial statements and related disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believes the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – STRATEGIC COMMERICAL AGREEMENTS

Biochar Solutions LLC

Supply agreement

On March 14, 2026, the Company’s subsidiary, Verde Renewables, entered into the BSL Supply Agreement with Biochar Solutions LLC (“BSL”), pursuant to which BSL will manufacture, supply, distribute, and white label engineered biochar for incorporation into Verde Renewables’ and its customers’ (including Ergon’s) products, with both parties intending for this BSL Supply Agreement to serve as the foundation of a binding commercial agreement governing long term biochar supply, carbon credit revenue sharing, joint technology development, and related commercialization activities.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Under the terms of the BSL Supply Agreement, BSL will initially supply up to 38,500 U.S. tons of biochar annually (the “Initial Supply”) to support the Company’s engineered product portfolio and carbon credit strategy, for which BSL warrants and will ensure that at least 50% of such Initial Supply will qualify for carbon removal credit generation. In compensation for the provision of the Initial Supply, Verde Renewables will pay BSL on a per-ton basis based upon the type of biochar that is supplied, with per-ton pricing to be mutually established and reviewed annually. Additionally, under the BSL Supply Agreement, Verde Renewables and BSL agree to share the carbon removal credits generated from the incorporation of BSL Biochar into Verde Renewables’ asphalt and other products, and any revenues derived from the sale, transfer, or monetization of such carbon removal credits to third parties shall likewise be shared.

The agreement provides for collaboration relating to the development and protection of certain engineered biochar intellectual property. The agreement may be terminated by either party upon 60 days’ written notice or earlier upon an uncured material breach.

First Amendment to the Biochar Supply Agreement

On June 30, 2026, Verde Renewables and BSL entered into a First Amendment to the BSL Supply Agreement (the “First BSL Amendment”). Verde Renewables entered into the First BSL Amendment in part to facilitate Verde Renewables’ provision of engineered biochar to Ergon under the Master Commercialization and Collaboration Agreement (the “MCCA”).

Pursuant to the terms of the First BSL Amendment, Verde Renewables and BSL have agreed that:

1.	The Initial Supply of up to 38,500 U.S. tons of biochar to be provided by BSL to Verde Renewables shall be subject to increase upon Verde Renewables’ request (subject to good faith discussions and mutual agreement of the parties) based on, among other factors, the requirements of our customers or commercial collaborators (including, without limitation, Ergon).

2.	All biochar supplied to Verde Renewables or its customers or commercial collaborators shall be supplied by BSL on a “white label” basis, meaning, utilizing only Verde Renewables’ trademarks, trade names, logos, labels, and other proprietary branding elements.

3.	Verde Renewables and BSL will jointly file for U.S. and/or international patent protection for the Designer-Blend Char formulation developed by the parties to optimize the performance of our BioAsphalt™, with all patent rights to be owned jointly by the parties on an undivided equal partial interest basis.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Ergon License

License Agreement

On October 10, 2025, Verde Renewables entered into a license agreement with Ergon (the “Ergon License”), pursuant to which the Company granted Ergon an exclusive, non-transferable license to use, manufacture, commercialize, market, sell and distribute any product that contains or is manufactured or formed by Ergon using the Company’s proprietary cold mix biochar asphalt emulsifying agent, Verde V24, (which the Company exclusively licenses in North America from C-Twelve) in the U.S. (including its territories), Canada and Mexico, in exchange for Ergon agreeing to purchase Verde V24 from the Company at a fixed price.

The Company has agreed with Ergon to an initial fifteen (15) month “go-to-market period”, during which no minimum purchase requirements apply.

The Company has also agreed to provide Ergon with forty percent (40%) of its share of the carbon removal credits generated from the mixing of the final carbon sequestering BioAsphalt™ surface material, so long as:

1.	the carbon removal credits are generated from bulk mixing or packaged mixed product, and

2.	the mixing of the final BioAsphalt™ surface material includes biochar purchased from the Company.

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

Subsequent to fiscal year-end, the Company and Ergon determined that Verde V24 would not be utilized in their go-forward commercialization strategy. The Company’s current commercialization efforts with Ergon are instead focused on combining Ergon’s asphalt liquids with the Company’s engineered biochar for multiple road applications.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C-Twelve License

On May 19, 2025, the Company and C-Twelve Pty Ltd. (“C-Twelve”) entered into a definitive agreement, namely the Joint Development Agreement (“C-Twelve Agreement”) pursuant to which the Company obtained an exclusive 10 year license commencing May 19, 2025, to utilize certain proprietary binder and biochar asphalt technologies within the United States.

On October 8, 2025, the agreement was amended to expand the licensed territory to include Canada and Mexico. Under the amended agreement, the Company is required to pay an additional license fee of $1.0 million and provide financing of not less than $2.0 million to C-Twelve, subject to the terms of the agreement. In addition, the Company agreed to provide C-Twelve with certain future carbon-credit related royalties and may be required to make additional contingent payments based on future purchase volumes. The Company is required to fund the C-Twelve Loan and the additional $1 million fee to C-Twelve (the proceeds of which are expected to be used by C-Twelve in part to enhance its Verde V24 manufacturing capability) within thirty (30) days of closing of a transaction in which the Company’s Common Stock becomes listed on a U.S. national exchange, provided that if such funding is not achieved by July 31, 2026, C-Twelve shall have the right, on ten (10) business days’ notice, to hold the Company in breach of the C-Twelve Agreement. As of the date of this Annual Report, the amounts due to be paid to C-12 remain outstanding.

The required funding was not completed by July 31, 2026. See Note 23 – Subsequent Events for additional information regarding the C-Twelve funding commitment and subsequent developments.

Nature Plus Inc.

On August 14, 2024, the Company entered into a Memorandum of Understanding (the “NPI MOU”) with Nature Plus Inc. (“NPI”) relating to the evaluation and development of TerraZyme technology and other sustainable road construction applications. The arrangement includes collaboration on testing, product development and potential future commercialization opportunities. The NPI MOU remains effective through December 31, 2026, unless replaced by a definitive agreement.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On October 16, 2024, the Company formed a new subsidiary, VerdePlus Inc. (“VerdePlus”), a Missouri corporation in partnership with NPI for the purpose of conducting business on the production of low-carbon building materials by integrating the Company’s expertise and the innovative intellectual property of NPI. The Company and NPI owned 55% and 45% of VerdePlus, respectively.

NOTE 4 - BUSINESS SEGMENT INFORMATION

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

The Company operates as a single operating and reportable segment under ASC Topic 280 and the CODM reviews financial information on a consolidated basis, the significant expense categories and other segment items regularly provided to and reviewed by the CODM are presented below.

	Consolidated June 30, 2026	Consolidated June 30, 2025

Revenue	$467,788	$133,202
Cost of revenue	299,128	51,789
Gross profit	168,660	81,413
Operating expenses:
Depreciation and amortization	(331,833)	(351,797)
Impairment on property, plant and equipment	-	(137,632)
Inventories written off	(57,328)	-
Impairment on assets held for sale	(4,000)	(5,866)
Payroll expenses	(1,265,110)	(2,615,348)
Consultant fees	(842,839)	(1,425,097)
Research and development expense	(187,500)	(472,090)
Legal and professional fees	(629,795)	(453,355)
Other segment expenses	(649,645)	(642,249)
Loss from operations	(3,799,390)	(6,022,021)
Interest expense	-	(102,703)
Rental income	-	38,200
Unrealized foreign exchange gains	218,514	582,034
Gain from insurance claim	-	481,513
Gain on disposal of property, plant and equipment	-	164,624
Gain on forgiveness of debts	163,281	-
Interest income	28,568	70,650
Other income	7,000	4,690
Loss before income tax	(3,382,027)	(4,783,013)
Income tax	-	-
Net loss	$(3,382,027)	$(4,783,013)

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Substantially all of the Company’s revenue is generated in the United States. Long-lived assets are located primarily in the United States and in its subsidiaries in Malaysia, Singapore and the British Virgin Islands, with the Company’s key intellectual property held by its British Virgin Islands subsidiary.

NOTE 5 – SHORT-TERM INVESTMENTS

●	Interest rates: 1.98 to 4.64% per annum as of June 30, 2025

●	Maturities: 120 to 270 days as of June 30, 2025.

NOTE 6 - INVENTORIES

The Company evaluates inventories for excess, obsolete or slow-moving items and records an allowance when the net realizable value is less than cost. Inventories as of June 30, 2026 and 2025 consisted of the following:

	As of June 30,
	2026	2025
Manufactured bio produce	$22,662	$77,399
Trading goods	205,867	207,162
Total inventories	$228,529	$284,561

●	Write-off of inventories: Write off of inventories for the years ended June 30, 2026 and 2025 was $57,328 and $0 respectively.

●	Inventory allowance: None recorded, as of June 30, 2026 and 2025.

NOTE 7 – OTHER RECEIVABLE, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments as of June 30, 2026 and 2025 consisted of the following:

	As of June 30,
	2026	2025
Current portion
Deposits	$6,892	$6,781
Other receivables	37,647	41,976
	44,539	48,757
Less: impairment on other receivables	(34,390)	(33,110)
Other receivables and deposits, net	10,149	15,647
Prepayments	175,306	46,605
Prepaid share based compensation – nonemployees	114,358	455,291
	$299,813	$517,543

Non-current portion
Prepaid share based compensation – nonemployees	160,326	126,047
Prepayments	87,500	-
	$247,826	$126,047

The Company accounts for share-based compensation in accordance with ASC 718 based on the grant-date fair value of the awards. When awards are granted to non-employees in advance of the related services, the Company records the fair value as prepaid share-based compensation and recognizes the expense over the service period. Share-based compensation for employees is recognized over the requisite service period without the recognition of a prepaid asset. The portion of prepaid share-based compensation to non-employees expected to be recognized within twelve months is classified as a current asset, with the remainder classified as non-current. This classification reflects the expected timing of the underlying service periods as defined in the applicable agreements.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at June 30, 2026 and 2025 is as follows:

	As of June 30,
	2026	2025
Plant and machinery	$2,056,949	$1,843,774
Office equipment	6,239	6,161
Computers	15,837	14,233
Motor vehicles	4,730	4,240
Furniture and fittings	4,932	4,421
Renovation	4,943	4,431
	2,093,630	1,877,260
Less: accumulated depreciation	(747,622)	(480,820)
Foreign exchange adjustment	60,676	178,544
Total Property, plant and equipment	$1,406,684	$1,574,984

●	Depreciation expense: For the years ended June 30, 2026 and 2025, $228,976 and $248,940, respectively.

●	Impairment losses: There were no impairment losses for the year ended June 30, 2026. Impairment losses of $137,632 for the year ended June 30, 2025 related to assets intended to be disposed and transferred to assets held for disposal at net carrying values of $350,000.

●	Write-offs of plant and machinery: There was no write off of plant and machinery for the years ended June 30, 2026 and 2025.

NOTE 9 – INTANGIBLE ASSETS

	As of June 30,
	2026	2025
Catalytic Biofraction Process (1)	$30,192,771	$30,192,771
License for the Catalytic Biofraction Process (2)	3,438,960	3,311,000
	$33,631,731	$33,503,771

(1)	Proprietary intellectual property (“IP”) with a carrying value of $30,192,771, consisting of proprietary trade secrets known as the “Catalytic Biofraction Process.” The Company’s subsidiary, VRAP, is the beneficial and/or registered owner of the IP pursuant to the Intellectual Property Transfer Agreement dated October 15, 2025 between Bio Resources Limited (“BRL”) and VRAP.

(2)	An exclusive license with a carrying value of MYR 14,000,000 ($3,438,960), granted by VRAP to Verde Malaysia, providing the exclusive right to utilize the Catalytic Biofraction Process within the state of Sabah, Malaysia.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has identified these intangible assets as indefinite life intangible assets as there are currently no legal, competitive, economic or other factors that materially limit the useful life of the Company’s intangible assets.

As of June 30, 2026, the Company performed a qualitative assessment, during the fourth quarter of 2026, to determine whether it was more likely than not that the carrying amounts of its intangible assets were impaired. This assessment considered a number of qualitative factors, including but not limited to:

●	Macroeconomic conditions,

●	Industry and market trends,

●	Cost factors,

●	Overall financial performance of the asset,

●	Legal and regulatory environment, and

●	Relevant internal reporting and management’s plans.

Based on this qualitative assessment, management did not identify any events or changes in circumstances that would indicate that the carrying amounts of the Company’s intangible assets are not recoverable. Accordingly, no quantitative impairment test was deemed necessary, and no impairment losses were recognized for the year ended June 30, 2026.

NOTE 10 – ASSETS HELD FOR SALE

At June 30, 2026 and 2025, assets held for sale are as follows:

	As of June 30,
	2026	2025
Motor vehicles	$9,866	$9,866
Less: impairment	(9,866)	(5,866)
Total assets held for sale	$-	$4,000

●	June 27, 2024: The Company, through its wholly-owned subsidiary, Verde Renewables, entered into a Consignment Contract with ED’s Machinery LLC (“EDM”) to dispose of plant and machinery and motor vehicles with a combined carrying amount of $606,043.

●	June 30, 2024: As the disposal had not yet been completed, the assets were classified and presented separately in the consolidated balance sheets as assets held for sale.

●	June 30, 2025: The disposal of assets with aggregate carrying values of $596,176 was completed.

●	Remaining asset: The remaining asset consists of a vehicle that is expected to be sold for parts. Accordingly, impairment charges of $5,866 and $4,000 were recognized during the years ended June 30, 2025 and June 30, 2026, respectively.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - DEPOSIT PAID

At June 30, 2026 and 2025, deposits consist of the following:

	As of June 30,
	2026	2025
Security deposit
Factory site	$80,000	$80,000

●	Security Deposit: VRAP paid a security deposit of MYR 336,000 ($80,000) to Segama Ventures for the lease of a factory site.

NOTE 12 - AMOUNTS DUE TO/FROM RELATED PARTIES (INCLUDING CHAIRMAN AND CHIEF EXECUTIVE OFFICER)

The following breakdown of the balances due to related parties and director, consisted of:

	As of June 30,
	2026	2025
Amount due to related parties
Borneo Oil Corporation Sdn. Bhd (“BOC”) (2)	$72,830	$72,869
Borneo Oil Berhad (“BOB”) (1)	3,007	3,007
Taipan International Limited (3)	119,153	119,153
Borneo Energy Sdn Bhd (1)	16,298	16,356
Victoria Capital Sdn Bhd (4)	-	5,913
Makin Teguh Sdn Bhd (1)	-	19,379
J. Ambrose & Partners (5)	64,961	75,904
SB Resorts Sdn Bhd (2)	6,878	6,622
SB Supplies & Logistics Sdn Bhd (1)	4,790	4,612
Borneo Eco Food Sdn. Bhd. (1)	1,204	1,159
Total due to related parties	$289,121	$324,974

Amount due from a related party
Vetrolysis Limited (6)	$-	$100

Amount due to director
Mr. Jack Wong (7)	$2,092	$209,640

(1)	BOB is the ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn. Bhd. and SB Supplies & Logistic Sdn. Bhd. and held 12.94% of the Company’s issued and outstanding Common Stock as of June 30, 2026. Makin Teguh Sdn Bhd is an associate of BOB. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand. On March 26, 2026, Makin Teguh Sdn Bhd entered into a debt release agreement with the Company, pursuant to which all outstanding obligations owed by the Company in the amount of $19,379 were fully extinguished.

(2)	SB Resorts Sdn. Bhd. and BOC are wholly owned subsidiaries of BOB (holding 12.94% of the Company’s issued and outstanding Common Stock as of June 30, 2026). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(3)	Taipan International Limited is one of the shareholders of the Company and held 7.74% of the Company’s issued and outstanding Common Stock as of June 30, 2026. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand.

(4)	Victoria Capital Sdn. Bhd is one of the shareholders of the Company and held 0.2% of the Company’s issued and outstanding Common Stock as of June 30, 2026. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand.

(5)	J. Ambrose & Partners is controlled by J Ambrose who is one of the shareholders of the Company, and he directly held 1.533% of the Company’s issued and outstanding Common Stock as of June 30, 2026. Ambrose is also the managing director and a substantial shareholder of BOB. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand. On March 26, 2026, J. Ambrose & Partners entered into a debt release agreement with the Company, pursuant to which $11,293 owed by the Company was fully extinguished.

(6)	Encik Anuar bin Ismail, an indirect significant shareholder, is a director of Vetrolysis Limited.

(7)	This amount represents expenses incurred and paid by Jack Wong on behalf of the Company. The balance as of June 30, 2025 represented the remaining balance of the special bonus of $1.25 million to the Company’s Chairman and Chief Executive Officer Jack Wong, approved by the Board of the Company on December 9, 2024. On December 10, 2024, Mr. Wong entered into a Sale and Purchase Agreement to purchase the property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005 owned by Verde Renewables, for a current market value of $857,500. The Board also approved the option for this amount to be repaid through monthly installments deducted from the bonus over 26 pay cycles starting from January 2025. This transaction was structured as a sale and purchase agreement between the Company and Mr. Wong, with no cash exchange involved. The remaining balance of the bonus was allocated to cover any taxes associated with the bonus on behalf of Mr. Wong and was fully settled as of June 30, 2026.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet.

	As of June 30,
	2026	2025
Assets
Right-of-use asset (1)	$720,000	$720,000
Right-of-use assets (2)	168,677	162,092
Total RoU assets	$888,677	$882,092
Less: Accumulated amortization	(513,252)	(363,717)
	$375,425	518,375

Liabilities
Current:
Operating lease liabilities	$44,224	$38,311

Non-current:
Operating lease liabilities	$52,505	$91,639

Total lease liabilities	$96,729	$129,950

Leases:

●	Right-of-use assets: $375,425 and $518,375 as of June 30, 2026 and 2025, respectively

●	Lease liabilities: $96,729 and $129,950 as of June 30, 2026 and 2025, respectively

●	Amortization of right-of-use assets: $102,857 for each of the years ended June 30, 2026 and 2025, respectively, relate to the Segama lease which is presented as amortization in the statement of cash flows. $46,678 and $34,825 for the years ended June 30, 2026 and 2025, respectively, relate to the various motor vehicle lease arrangements which is presented within operating lease expense in the statement of cash flows

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Leases Arrangements:

(1)	The lease of the Segama factory has total contractual lease payments of $720,000 over a seven-year term, commencing March 2, 2022. There are no corresponding lease liabilities recorded, as the lease payments for the entire lease period have been paid upfront upon inception of the agreement.

(2)	The Company, through its wholly owned subsidiary Verde Renewables, has entered into various motor vehicle lease arrangements with terms ranging from three to four years, expiring at various dates through 2029. Certain lease arrangements include purchase options at agreed-upon prices as specified in the respective agreements. The Company’s lease agreements do not contain any material restrictive covenants.

The table below presents the information related to weighted average discount rate and the remaining lease term (years) of the operating leases.

	As of June 30,
	2026	2025
Operating leases
Weighted average discount rate	11.27%	9.00%
Weighted average remaining lease term (years)	2.08	3.10

The accretion of lease liability for the years ended June 30, 2026 and 2025, were $10,687 and $8,023, respectively.

The Company excludes short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense for the years.

	Years ended June 30,
	2026	2025
Finance lease cost:
Interest on lease liabilities (per ASC 842)	$-	$5,368

Operating lease cost:
Operating lease expense (per ASC 842)	160,222	145,705

Total lease expense	$160,222	$151,073

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future Contractual Lease Payments as of June 30, 2026

The table below summarizes our (i) minimum lease payments over the next five years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next three years and thereafter ending June 30:

Years ending June 30,	Operating lease amount
2027	52,580
2028	40,814
Thereafter	15,741
Total minimum lease liabilities payment	109,135
Less: imputed interest	(12,406)

Present value of lease liabilities	$96,729

On June 24, 2026, the Company entered into a lease agreement for office premises commencing on October 1, 2026 with a lease term of 62 months. A security deposit of $16,703 was paid subsequent to the reporting date. As the lease commenced after the reporting date, no right-of-use asset or lease liability has been recognized in the financial statements as of June 30, 2026. The Company will recognize the lease in accordance with ASC 842, Leases, upon commencement of the lease. The Company is committed to future rental payments as follows:

Years ending June 30,	Annual rental payable
2027	116,924
2028	202,779
2029	206,834
2030	210,971
2031	215,191
Thereafter	90,401
$1,043,100

New Corporate Lease

On June 24, 2026, the Company, through its wholly owned subsidiary Verde Renewables, Inc., entered into a lease agreement for approximately 7,033 rentable square feet of office space located at 7800 Forsyth Boulevard in St. Louis, Missouri. The lease is expected to commence in October 2026 and has an initial term of 62 months. As the lease had not commenced as of June 30, 2026, no right-of-use asset or lease liability related to the lease was recognized as of that date.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14 – WARRANTS

On October 31, 2025, the Company entered into a securities purchase agreement (the “Ergon Purchase Agreement”) with Ergon, pursuant to which Ergon purchased a total of 24,943,876 shares (the “Ergon Shares”) of the Company’s Common Stock and a warrant (the “Warrant”) to purchase 24,943,876 shares of Common Stock (the “Warrant Shares”), at a combined purchase price of $0.08018 per share (the “Offering Price”), which represented a five percent (5%) discount to the volume-weighted average price of the Company’s Common Stock for the thirty (30) trading days immediately preceding the closing of the offering of the Ergon Shares and Warrant by the Company to Ergon (the “Offering”). No warrants have been exercised from the date of issuance through June 30, 2026.

The Warrant is exercisable beginning on October 31, 2025 and expires on October 31, 2030, and was issued in certificated form. The exercise price of $0.08018 per share and number of Warrant Shares issuable upon exercise are subject to customary adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Common Stock, but are not subject to price-based anti-dilution protection.

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

The Company evaluated the Warrant under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Management concluded that the Warrant qualifies for equity classification pursuant to ASC 815-40 because the Warrant is indexed to the Company’s own stock and may be settled through issuance of a fixed number of shares for a fixed exercise price. Accordingly, the Warrant was recorded within shareholders’ equity and are not subsequently remeasured.

The proceeds received from the financing were allocated between the Common Stock and Warrant using the relative fair value method. The fair value of the warrants was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

●	Stock Price on issuance date	$0.0830
●	Exercise Price	$0.08018
●	Expected Term	5.0 years
●	Volatility	176.68%
●	Risk-Free Rate	3.71%
●	Dividend Yield	0.0%

The estimated fair value of the Warrant at issuance was approximately $1.98 million. Based on the relative fair value allocation methodology, approximately $977,925 of the proceeds were allocated to the Warrant and recorded with in additional paid-in capital.

As of June 30, 2026, the Warrant remained outstanding and exercisable. Additional paid-in capital includes approximately $977,925 attributable to the outstanding equity-classified Warrant issued in October 2025.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 shares of common stock and 50,000,000 shares of preferred stock, both with a par value of $0.001 per share. Each Common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred stock outstanding

There are no shares of preferred stock outstanding as of June 30, 2026, and 2025.

Ergon Private Placement

On October 31, 2025, the Company entered into the Ergon Purchase Agreement with Ergon, pursuant to which Ergon purchased the Ergon Shares and the Warrant , at the Offering Price, which represented a five percent (5%) discount to the volume-weighted average price of the Company’s Common Stock for the thirty (30) trading days immediately preceding the closing of the Offering.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common stock outstanding

As of June 30, 2025, the Company had received proceeds and entered into binding subscription agreements for the issuance of an aggregate of 7,744,445 shares of Common Stock. The Company had no remaining substantive performance obligations, and the investors were irrevocably committed to the transactions as of the balance sheet date, with no conditions precedent remaining. The 7,744,445 shares were subsequently issued on July 1, 2025, during the year ended June 30, 2026, due solely to administrative timing.

Share-based awards represent unregistered securities and are subject to resale restrictions under Rule 144 of the Securities Act of 1933, as amended.

Stock cancellations

The following table summarizes cancellations of Common Stock previously issued by the Company during the periods presented.

Date	Shares Cancelled (1)	Description
11-27-2024	450,000	Cancellation of previously issued shares
1-06-2025	200,000	Cancellation of previously issued shares
4-22-2025	150,000	Cancellation of previously issued shares

	800,000

(1)	On September 08, 2023, the Company entered into an agreement to cancel 375,000 shares of Common Stock previously issued to EMGTA LLC on December 31, 2022 at $0.20 per share, with an aggregate value of $75,000, in connection with a service agreement. As of June 30, 2026, the cancellation remains in process and has not been reflected in the table above.

Stock issued to shareholders

The following table summarizes issuances of the Company’s Common Stock to investors during the periods presented.

Date	Shares Issued	Proceeds	Price Per Share	Recipient Group
7-24-2024	9,199,443	$888,000	$0.09-$0.10	25 investors (24 U.S., 1 non-U.S.) (1)
8-9-2024	12,728,888	$1,264,000	$0.09-$0.10	25 investors (24 U.S., 1 non-U.S.) (1)
8-26-2024	4,712,221	$464,000	$0.09-$0.10	11 investors (9 U.S., 2 non-U.S.) (1)
9-16-2024	572,222	$55,000	$0.09-$0.10	3 U.S. investors
10-16-2024	800,000	$80,000	$0.10	3 U.S. investors
1-2-2025	3,277,775	$320,000	$0.09-$0.10	13 U.S. investors
2-18-2025	3,905,555	$390,000	$0.09-$0.10	9 investors (8 U.S., 1 non-U.S.)
5-20-2025	249,999	$25,000	$0.10	2 investors (1 U.S., 1 non-U.S.)
7-1-2025	7,744,445	$664,000	$0.08-$0.09	9 investors (7 U.S., 2 non-U.S.) (2)
7-28-2025	187,500	$15,000	$0.08	1 U.S. investor
9-12-2025	5,412,500	$433,000	$0.08	3 non-U.S. investors
10-31-2025	24,943,876	$2,000,000	$0.08	1 U.S. investors

	73,734,424	$6,598,000

(1)	The proceeds for certain shares included in this issuance were received during the year ended June 30, 2024 and were included in the share issuances for that financial year as the Company had no remaining substantive performance obligations and the investors were irrevocably committed to the transaction as of the balance sheet date. The total shares issued relating to these amounted to 21,988,331 shares for total proceeds amount of $2,167,000.

(2)	The proceeds for the shares included in this issuance were received during the year ended June 30, 2025 and were included in the share issuances for that financial year as the Company had no remaining substantive performance obligations and the investors were irrevocably committed to the transaction as of the balance sheet date. The total shares issued relating to this amounted to 7,744,445 shares for total proceeds amount of $664,000.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock issued to employees and directors

The following table summarizes issuances of the Company’s Common Stock to employees and directors during the periods presented. Refer to Note 21, Shares Issued to Employees and Directors, for additional information regarding these arrangements.

Date	Recipient	Shares Issued	Reference
8-30-2024	Jeremy P. Concannon	1,350,000	Chief Growth Officer
8-30-2024	Eric Bava	670,000	Chief Operating Officer
1-3-2025	Hannah Bruehl	50,000	Chief of Staff
6-1-2025	Karl Strahl	350,000	Director
1-5-2026	Eric Bava	1,036,269	Chief Operating Officer
1-5-2026	Hannah Bruehl	86,355	Chief of Staff
6-12-2026	Jeremy P. Concannon	1,350,000	Chief Growth Officer
		4,892,624

Stock issued to non-employees

The following table summarizes issuances of the Company’s Common Stock to non-employees during the periods presented. Refer to Note 21, Shares Issued to Non-employees, for additional information regarding these arrangements.

Date	Recipient	Shares Issued	Reference
7-31-2024	Dr. Nam Tran	1,000,000	National Implementation Expert
7-31-2024	Dr. Raymond Powell	1,000,000	National Implementation Expert
8-8-2024	Dale Ludwig	700,000	Ludwig
1-2-2025	Aegis Ventures Limited	4,656,550	AUM Capital Markets Advisory
6-1-2025	Sundeo Pty Ltd	1,500,000	C-Twelve
7-1-2025	Dr. Raymond Powell	1,000,000	National Implementation Expert
1-5-2026	Dr. Nam Tran	1,727,115	National Implementation Expert
1-5-2026	Dale Ludwig	1,727,115	Ludwig
2-19-2026	Technologies Apex, LLC	3,975,155	Apex
2-19-2026	Christopher David Poorman	165,631	Poorman
		17,451,566

Debt settled in shares

Date	Creditor	Debt Settled	Shares Issued	Conversion Price
8-16-2024	Borneo Oil Berhad (1)	$675,888	9,655,542	$0.07

(1)	On August 16, 2024, the Company issued 9,655,542 shares of Common Stock to Borneo Oil Berhad at a price of $0.07 per share in full settlement of $675,888 of accounts payable owed by its former indirect wholly-owned subsidiary, Champmark Sdn Bhd (“CSB”). The issuance was made pursuant to a Settlement of Debts Agreement (“SDA Agreement”) and related two-year Promissory Note originally entered into among the Company, CSB, and Borneo Oil Corporation Sdn Bhd, under which the indebtedness could be settled through the issuance of Common Stock.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Not considering the commitment to cancel shares as above, there were 1,304,292,407 shares of Common Stock issued and outstanding at June 30, 2026 and 1,262,680,891 shares of Common Stock issued and outstanding at June 30, 2025 (including 7,744,445 shares which were issued for private placement subsequent to financial year end).

Apart from the outstanding warrant disclosed in Note 14, the Company had no outstanding stock options or other convertible or exercisable securities as of June 30, 2026.

As of June 30, 2026, the Company had committed to issue Common Stock with an aggregate value of $279,000 to non-employees, that were earned as of June 30, 2026. In addition, the Company had committed to issue 1,350,000 shares of Common Stock for the third tranches to an employee and 4,656,550 shares of Common Stock to Aegis Ventures Limited within three days following the Company’s Nasdaq listing pursuant to the consulting services agreement entered into by Verde Renewables on November 29, 2024, as disclosed in Note 22.

NOTE 16 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the respective years:

	Years ended June 30,
	2026	2025
Net loss	$(3,382,027)	$(4,783,013)
Less: Net loss attributable to non-controlling interest	2,709	36
Net loss attributable to Verde Resources, Inc. shareholders	$(3,379,318)	$(4,782,977)

Weighted average shares of common stock outstanding, basic and diluted	1,288,578,216	1,242,092,192

Net loss per share, basic and diluted	$(0.00)	$(0.00)

For the years ended June 30, 2026, and 2025, diluted weighted-average shares of common stock outstanding is equal to basic weighted-average shares of common stock, due to the Company’s net loss position. Hence, no Common Stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 17 - INCOME TAX

For the years ended June 30, 2026, and 2025, the local (“U.S. of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended June 30,
	2026	2025
Tax jurisdiction from:
Local (U.S. regime)	$(3,195,379)	$(4,845,138)
Foreign, including
British Virgin Island	121,074	472,865
Malaysia	(319,809)	(398,431)
Singapore	(8,516)	-
Labuan, Malaysia	20,603	(12,309)

Loss before income taxes	$(3,382,027)	$(4,783,013)

The provision for income taxes consisted of the following:

Years ended June 30,
	2026	2025

Current tax:	$-	$-
Local	-	-
Foreign	-	-

Deferred tax
Local	-	-
Foreign	-	-

Income tax expense (benefit)	$-	$-

The effective tax rate in the years presented reflects the impact of losses incurred across various tax jurisdictions, each with different applicable income tax rates.

The Company mainly operates in the United States and Malaysia and is subject to taxes in the jurisdictions in which it operates as follows:

United States of America

VRDR, Verde Renewables, VerdePlus and VLI are subject to the tax laws of the U.S.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●	The U.S. federal corporate income tax rate is 21%, effective January 1, 2018.

●	The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision.

●	No material interest or penalties were accrued or paid during the years presented.

●	The Company has recorded a valuation allowance against the net deferred tax assets of $2,504,277 related to net operating loss (“NOL”) carryforwards of $12,159,345 and liabilities carried forward on share-based compensation of $234,213, as management believes it is more likely than not that these deferred tax assets will not be realized.

●	NOLs generated prior to January 1, 2018 may be carried forward for up to 20 years.

●	NOLs generated on or after January 1, 2018 may be carried forward indefinitely; however, NOLs arising from tax years ending after December 31, 2020 may only offset up to 80% of taxable income.

●	For the years ended June 30, 2026 and 2025, the Company had no taxable income under the applicable U.S. tax regime.

British Virgin Islands (“BVI”)

Under current BVI law, VRAP is not subject to income tax.

Labuan

BRL is subject to the tax laws applicable to Labuan entities.

●	Income derived from intellectual property is subject to the Malaysian Income Tax Act 1967 (“ITA”) at a tax rate of 24% of chargeable income.

●	BRL was administratively dissolved by being struck off the registers of the Labuan Financial Services Authority on October 19, 2025.

Malaysia

Verde Malaysia and Wision are incorporated in Malaysia and are subject to Malaysian income tax.

●	The standard Malaysian corporate income tax rate is 24% on chargeable income.

●	As of June 30, 2026, the Malaysian operations had cumulative net operating losses of $1,076,151, which may be carried forward for up to ten (10) years under current Malaysian tax legislation.

●	The Company has recorded a full valuation allowance against deferred tax assets of $258,276 related to these NOL carryforwards, as management believes it is more likely than not that the deferred tax assets will not be realized.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Singapore

The Company operates in Singapore through its wholly owned subsidiary, VRAPPL.

●	Income earned by VRAPPL is subject to the Singapore corporate income tax rate of 17%.

●	For its first three consecutive Years of Assessment (“YA”), VRAPPL qualifies for the Singapore Tax Exemption Scheme for New Start-ups, which provides:

○	75% tax exemption on the first S$100,000 of normal chargeable income.

○	50% tax exemption on the next S$100,000 of normal chargeable income.

●	As of June 30, 2026, the Singapore operations had cumulative net operating losses of $7,244, which may be carried forward to offset future taxable income.

A reconciliation of the income tax expense, net, computed using the applicable statutory income tax rates in the jurisdictions in which the Company operates to the Company’s actual income tax expense is as follows:

	Years Ended
	June 30, 2026		June 30, 2025
	USD	%	USD	%
Loss before income tax expense	$3,382,027		$4,783,013
Statutory income tax rate	21%		21%
Income tax expense at statutory rate	(710,226)	21.0%	(1,004,433)	21.0%
Foreign tax rate differential (1)
Malaysia	(9,594)	0.3%	(11,953)	0.2%
Singapore	341	0%	-	0%
Increases (decreases) due to:
Non-deductible expenses	182,474	(5.4)%	82,412	(1.7)%
Non-taxable income	(29,752)	0.9%	(2,585)	0.1%
Temporary differences	(103,774)	3.1%	131,585	(2.8)%
Change in valuation allowance	670,531	(19.9)%	804,974	(16.8)%
Income tax expense	$-	-%	$-	-%

(1)	Represents the impact of varying tax jurisdictions, primarily the rate differentials between the Malaysia statutory rate (subject to 24%) and Singapore statutory rate (subject to 17%).

The following table sets forth the significant components of the deferred tax assets of the Company:

	As of June 30,
	2026	2025
Deferred tax liability:
Share based compensation	$(49,185)	$(152,959)

Deferred tax assets:
Net operating loss carry forwards, from
US tax regime	$2,553,462	$1,996,240
Malaysia tax regime	258,276	249,972
Singapore tax regime	1,231	-
Less: valuation allowance	(2,763,784)	(2,093,253)
Deferred tax assets, net	$-	$-

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 18 - RELATED PARTY TRANSACTIONS

	For the Years ended June 30,
	2026	2025
Related party transactions:
Rental income:
Mr. Jack Wong (1)	$-	$30,000
Sale of property:
Mr. Jack Wong (1)	$-	$857,500
Interest expense paid to:
BOC (2)	$-	$1,738
Rental expense paid to:
SB Resorts Sdn Bhd (3)	$-	$3,431
Settlement of debts by issuance of Company’s Common Stock:
BOC (2)	$-	$675,888
Creative and technical services fee paid to:
Mr. Teo Zye Keun (4)	$38,712	$-
Forgiveness of debts by:
Makin Teguh Sdn Bhd (5)	$19,379	$-
J. Ambrose & Partners (6)	$11,293	$-

Related party balances are disclosed in Note 12.

(1)	Jack Wong serves as CEO and Chairman of the Company. The Company completed the sale of property located at 1138 Wildhorse Parkway Drive, Chesterfield, Missouri 63005, owned by Verde Renewables, for a current market value of $857,500 on December 19, 2024. A gain on disposal of $161,156 was recognized for the year ended June 30, 2025.

(2)	On August 16, 2024, BOC and the Company entered into an arrangement to settle the debt of $675,888 owing to BOC by way of the issuance of 9,655,542 shares of the Company’s Common Stock. The settlement was deemed to be a capital transaction which represented a distribution to an equity holder and therefore was not charged in earnings. Refer Note 15 for further details regarding this transaction.

(3)	SB Resorts Sdn Bhd and BOC are wholly owned subsidiaries of BOB.

(4)	Teo Zye Keun is a Director of The Wision Project Sdn Bhd, a subsidiary of the Company.

(5)	Makin Teguh Sdn Bhd is an associate of BOB. BOB held approximately 12.94% of the Company’s issued and outstanding Common Stock as of June 30, 2026.

(6)	J. Ambrose & Partners is controlled by J Ambrose who is one of the shareholders of the Company, and he held 1.533% of the Company’s issued and outstanding Common Stock as of June 30, 2026. Ambrose is also the managing director and a substantial shareholder of BOB.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Major customers

For the years ended June 30, 2026 and 2025, there was one single customer in each period, whose revenue accounted for more than 10% of total revenue.

	Revenue
	June 30, 2026		June 30, 2025
	USD	%	USD	%
Customer A	$-	-%	$125,120	94%
Customer B	$460,000	98%	$-	-%

Accounts Receivable Concentration

Accounts receivable concentrations from customers representing more than 10% of total accounts receivable were as follows:

	Account Receivable
	As of June 30,
	2026	2025
Customer A	$-	$187,314
Customer B	$-	$-

Major Vendors

The Company relies on a limited number of vendors for certain materials and services used in its operations.

For the years ended June 30, 2026 and 2025 the Company had one vendor in each period, whose purchases accounted for more than 10% of total direct costs included in cost of revenue.

	Direct Costs
	June 30, 2026		June 30, 2025
	USD	%	USD	%
Vendor A	$-	-%	$8,800	17%
Vendor B	$296,000	99%	$-	-%

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounts Payable Concentration

Accounts payable concentrations from vendors representing more than 10% of total accounts payable were as follows:

	Account Payable
	As of June 30,
	2026	2025
Vendor A	$4,400	$8,800

Revenue by Geographic Location

The revenues below are based on the countries in which the Company’s customers are located. Summarized financial information concerning the geographic locations are shown in the following table:

	Years ended June 30,
	2026	2025
Malaysia	$1,127	$4,782
United States	466,661	128,420
	$467,788	$133,202

Economic and political risk

The Company’s primary operations are conducted in the United States and Malaysia. Accordingly, the political, economic, and legal environments in these jurisdictions, as well as broader macroeconomic conditions may influence the Company’s business, financial condition, and results of operations.

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

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 - PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Malaysia. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended June 30, 2026, and 2025, $4,255 and $5,275 contributions were made accordingly.

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

Compensation expense associated with share-based awards is recognized over the applicable service period in accordance with ASC 718, regardless of whether the shares were issued in advance of, or subsequent to, the commencement of services. The expense presented below represents the amount recognized during the year ended June 30, 2026 related to each award.

Consulting and Advisory Agreements

The following table summarizes share-based consulting, advisory awards and related compensation expense recognized during the year ended June 30, 2026. Unless otherwise indicated, the grant date represents the date of final Board approval and grant date for accounting purposes.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Recipient	Shares	Grant Date	Stock Price	Grant-Date Fair Value	Service Period / Award Terms	FY2026 Expense
Looi Pei See (1)	1,140,000	12/31/22	$0.2000	$228,000	Issued in advance of service period; 12/15/2022 to 12/14/2025	$34,741
Donald R. Fosnacht (2)	1,000,000	1/31/24	$0.1340	$134,000	Issued in advance of service period through 12/31/2025	$30,782
Dr. Raymond Powell (3)	1,000,000	7/1/25	$0.0950	$95,000	Second tranche service period; 5/1/2025 to 4/30/2026	$79,123
Dr. Nam Tran (3)	1,727,115	1/5/26	$0.0579	$100,000	Second tranche fixed-dollar award for service period; 5/1/2025 to 4/30/2026	$83,288
Dale Ludwig (4)	1,727,115	1/5/26	$0.0579	$100,000	Second tranche; service period 5/1/2025 to 5/1/2026	$88,301
Aegis Ventures Limited, as designated by AUM (5)	4,656,550	1/2/25	$0.1600	$745,048	Issued in advance of service period; 1/1/2025 to 12/31/2025	$375,586
Dr. Raymond Powell (3)	-	-	-	$100,000	Third tranche fixed-dollar award for service period; 5/1/2026 to 4/30/2027. Shares not issued as of 6/30/2026	$16,712
Dr. Nam Tran (3)	-	-	-	$100,000	Third tranche fixed-dollar award for service period; 5/1/2026 to 4/30/2027. Shares not issued as of 6/30/2026	$16,712
Dale Ludwig (4)	-	-	-	$60,000	Third tranche fixed-dollar award for service period; 5/1/2026 to 4/30/2027. Shares not issued as of 6/30/2026	$10,027
Christopher David Poorman (6)	165,631	2/19/26	$0.0483	$8,000	Issued in advance of service period 1/2/2026 to 12/31/2026	$3,956
Technologies Apex, LLC (7)	3,975,155	2/19/26	$0.0483	$192,000	Issued in advance of service period 1/2/2026 to 1/1/2028	$47,407
Michelle Yanez (8)	-	-	-	$19,000	Expense related to service period; 3/1/2026 to 6/30/2026. Shares not issued as of 6/30/2026	$19,000

Total share-based compensation for year ended June 30, 2026						$805,635

(1)	On December 15, 2022, the Company entered into a Services Agreement with Looi Pei See (the “Looi Pei See Agreement”) to support the development of retail markets in Malaysia and Singapore. The term of the Looi Pei See Agreement expired on December 14, 2025.

(2)	On October 23, 2023, the Company, through Verde Renewables, entered into a Services Agreement (the “Fosnacht Agreement”) with Donald R. Fosnacht to engage him as National Certification and Extensive BCR (Biochar Carbon Removal) Implementation Specialist to develop and implement a comprehensive strategy to obtain national and regional certification and endorsement for carbon net-negative construction products with high biochar content, encompassing asphalt, concrete, and soil stabilization as designated in the Fosnacht Agreement. The term of the Fosnacht Agreement expired on December 31, 2025.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)	On April 20, 2024 and as amended on June 29, 2024, the Company entered into two Services Agreements (the “NIE Agreements”) with Dr. Nam Tran and Dr. Raymond Powell to serve as National Implementation Experts for Verde Renewables, to initiate connections with esteemed asphalt contractors, identify potential partners, explore potential collaborations through their extensive networks in the asphalt industry and recommend strategies to capitalize on emerging opportunities as designated in the NIE Agreements.

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

(4)	On June 1, 2024 and as amended June 29, 2024, the Company entered into a multi-year Services Agreement with Dale Ludwig (the “Ludwig Agreement”) to serve as a Strategic Advisor to maintain and build strong relationships with policymakers at both state and federal levels, collaborate with Missouri Department of Transportation, build relationships with MAPA members, collaborate with Missouri contractors to encourage the use of the Company’s technologies, identify current biochar producers in Missouri and engage with the Missouri Department of Economic Development.

The Ludwig Agreement provided for the issuance of 2,000,000 shares of Common Stock in three tranches (700,000, 700,000, and 600,000 shares), each representing separate awards corresponding to successive service periods, which begins 11 months from June 1, 2024 and 12 months from May 1, 2025, and May 1, 2026, respectively.

The Company agreed that as part of the compensation package in the amended Ludwig Agreement, dated June 29, 2024 the share issuance shall be based on a fixed dollar amount of $100,000, with the number of shares calculated based on the applicable share price at the time of issuance.

(5)	On November 29, 2024, the Company, through Verde Renewables entered into a Consulting Services Agreement (the “AUM Agreement”) to engage AUM Media Inc (“AUM”), a Delaware corporation, to provide capital markets advisory, investor relations, and media relations services in connection with the Company’s planned equity financing and anticipated Nasdaq uplisting.

The AUM Agreement provides for a monthly cash fee of $6,000, and the issuance of 9,313,100 shares (0.75% of the Company’s outstanding shares as of November 29, 2024), which shares are issuable in two tranches: (i) 4,656,550 shares upon execution of the agreement, and (ii) 4,656,550 shares upon Nasdaq listing.

(6)	On January 2, 2026, the Company, through Verde Renewables, entered into a services agreement (the “Poorman Agreement”) with Christopher David Poorman to engage him as Logistic & Deployment Consultant to the Company and its affiliates, including operational strategy, scaling, process development, and safety, compliance, and risk management.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)	On January 2, 2026, the Company, through Verde Renewables, entered into a services agreement (the “Apex Agreement”) with Technologies Apex, LLC for business development and packaging strategy advisory services, including packaging optimization and design, marketing and branding, sales enablement, and related strategic support.

(8)	On March 1, 2026, the Company, through Verde Renewables, entered into a services agreement (the “Yanez Agreement”) with Michelle Yanez to serve as a senior advisor to the Company on capital markets, finance, and SEC compliance matters, including advisory support in connection with a potential Nasdaq uplisting and related exchange requirements, monitoring of Nasdaq compliance and SEC reporting obligations, assistance with financial systems and internal controls, coordination with external auditors, and investor readiness support.

The Company agreed that 50% of the monthly salary will be paid in cash, with the remaining 50% to be settled in shares of the Company’s Common Stock. The equity portion is based on a fixed monthly value of $4,750, with the number of shares issued calculated based on the Company’s share price at the time of issuance, in accordance with the Yanez Agreement. As of the date of this Annual Report, the shares of Common Stock have not been issued yet.

Employee and Director Share Compensation

The following table summarizes share-based compensation awards granted to employees and directors and related compensation expense recognized during the year ended June 30, 2026.

Recipient	Shares	Grant Date	Stock Price	Grant Date Fair Value	Service Period / Award Terms	FY 2026 Expense
Eric Bava (1)	1,036,269	1/5/2026	$0.0579	$60,000	Second tranche; Service period 10/1/2024 to 9/30/2025;	$15,123
Jeremy P. Concannon (2)	1,350,000	8/30/2024	$0.2705	$365,175	First tranche; service period 8/1/2024 to 7/31/2025	$31,015
Hannah Bruehl (3)	50,000	1/3/2025	$0.1856	$9,280	Service period 9/3/2024 to 9/2/2025	$1,627
Karl Strahl (4)	350,000	6/1/2025	$0.0946	$33,110	Service period 5/1/2025 to 4/30/2026	$27,577
Jeremy P. Concannon (2)	1,350,000	6/5/2026	$0.0850	$114,750	Second tranche; Service period 8/1/2025 to 9/30/2026;	$105,004
Eric Bava (1)	1,036,269	-	-	-	Service period 10/1/2024 to 9/30/2025; expense accrued before grant date based on estimated fair value	$44,877
Hannah Bruehl (3)	86,355	1/5/2026	$0.0579	$5,000	Service period 9/3/2025 to 9/2/2026	$4,123

Total share-based compensation for year ended June 30, 2026						$229,346

(1)	On October 1, 2023, the Company entered into an employment Agreement with Eric Bava, (the “Bava Employment Agreement”, as amended) with the Company’s Chief Operating Officer. The Company agreed to issue 670,000 of the Company’s Common Stock annually to Eric Bava, upon completion of each full year of service under the Bava Employment Agreement, as amended. The term of the Employment Agreement, as amended will remain effective until September 30, 2032.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the addendum to the Bava Employment Agreement dated August 29, 2025, the grant-date fair value of the share-based compensation for the second year of service was established at $60,000.

(2)	On July 31, 2024, Verde Renewables entered into Service Agreement with Jeremy P. Concannon, the Company’s Chief Growth Officer of the Company, effective from August 1, 2024 (the “Concannon Services Agreement”).

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

The second tranche of 1,350,000 shares of Common Stock due to be issued to Mr. Concannon on August 31, 2025, has been issued To Me Concannon on June 12, 2026.

(3)	On September 3, 2024, Verde Renewables entered into Employment Agreement with Hannah Bruehl, the Company’s Chief of Staff (the “Bruehl Agreement”).

The Company agreed to issue 50,000 shares of Common Stock to Hannah Bruehl, as part of the compensation package in the Bruehl Agreement.

The Company agreed that as part of the compensation package in the addendum to the Bruehl Agreement, dated December 27, 2025, the share issuance shall be based on a fixed dollar amount of $5,000 as set forth in the Bruehl Agreement, with the number of shares calculated based on the applicable share price at the time of issuance.

(4)	On May 1, 2025, the Company entered into a director appointment agreement with Karl Strahl, which provides for the issuance of 350,000 shares of Common Stock

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

License Agreement

The following table summarizes share-based consideration issued in connection with licensing and strategic collaboration arrangements and related expense recognized during the year ended June 30, 2026.

Recipient	Shares	Grant Date	Stock Price	Grant Date Fair Value	Service Period / Award Terms	FY 2026 Expense
Sundeo Pty Ltd, affiliate designated by C-Twelve (1)	1,500,000	6/1/2025	$0.0946	$141,900	Rights granted under agreement; expense recognized from 5/19/2025 to 5/18/2035	$14,182

Total expense for year ended June 30, 2026						$14,182

(1)	On October 18, 2024, the Company entered into a binding Term Sheet with C-Twelve, pursuant to which C-Twelve agreed to grant the Company: (i) an exclusive license to utilize its proprietary binder and biochar asphalt mixed designs for the production and commercialization of asphalt surfacing-related products within the U.S.; and (ii) a first right of refusal to extend the exclusive licensing of the Licensed Technology to other countries and territories, subject to terms and conditions to be mutually agreed.

On May 19, 2025, the Company and C-Twelve entered into the definitive Joint Development Agreement, which formalized the licensing and collaboration terms contemplated by the Term Sheet. The Term Sheet, is set to expire on May 31, 2025.

In consideration for the rights granted under the C-Twelve Agreement, the Company agreed to issue 1,500,000 shares of the Company’s Common Stock to C-Twelve within thirty (30) business days following the Effective Date, of which on June 1, 2025, the Company approved and issued aforementioned shares to Sundeo Pty Ltd, an affiliate designated by C-Twelve.

The Company determined that the share issuance represents compensation for services and other performance obligations associated with the arrangement including licensing, development, and collaboration activities. Accordingly, the fair value of the shares is recognized as expense over the service period of May 19, 2025 through May 18, 2035, in accordance with ASC 718.

Unrecognized Stock-Based Compensation

Although shares are issued as fully vested upon grant, certain awards are granted in advance of the performance of services. Accordingly, the Company has unrecognized stock-based compensation cost related to services to be rendered in future periods.

As of June 30, 2026 and 2025:

●	Nonemployee awards: $274,683 and $581,338, respectively, to be recognized over a weighted-average period of 3.72 and 3.79 years remaining, respectively.

●	Employee and director awards: $10,623 and $60,219, respectively, to be recognized over a weighted-average period of 0.10 and 0.60 years remaining, respectively.

There was no income tax benefit recognized in connection with stock-based compensation expenses.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Future commitments with regards to repayment of lease liabilities are disclosed in Notes 13.

Apart from the above, as of June 30, 2026, the Company had the following commitments to issue shares as follows:

Financial year ended June 30, 2027:	Fixed dollar amounts (1)
Nam Tran	$100,000
Raymond Powell	100,000
Dale Ludwig	60,000
Michelle Yanez	19,000

Total	$279,000

(1)	Represents future share-based compensation awards pursuant to respective service agreements and related addenda. The awards are based on fixed dollar amounts and remain subject to final Board approval. See Note 21 for additional disclosures related to individual agreements.

Financial year ended June 30, 2027:	Shares
Jeremy P. Concannon	1,350,000

Total	1,350,000

(1)	Represents the third tranche of 1,350,000 shares for the service period beginning August 1, 2026, pursuant to the Concannon Service Agreement. Issuance of third tranche of shares remains subject to final Board approval. See Note 21 for additional disclosures related to the individual agreements.

In addition to the share-based compensation commitments summarized above, the Company was subject to the following contractual commitments and contingencies as of June 30, 2026:

●	Commitment to cancel 375,000 shares of Common Stock pursuant to a service agreement and related Service and Stock Cancellation Agreement with EMGTA LLC, as disclosed in Note 15.

●	Commitment to make quarterly advance payments of $62,500 from July 2026 through December 2026 in support of the three-year performance testing project titled “Structural Capacity of Sustainable Pavement” pursuant to the agreement with NCAT at Auburn University dated June 27, 2024.

●	Commitment to issue 4,656,550 shares of Common Stock to Aegis Ventures Limited within three days following the Company’s Nasdaq listing pursuant to the consulting services agreement entered into by Verde Renewables on November 29, 2024.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

●	Pursuant to the C-Twelve Agreement dated May 19, 2025 and related addendum dated October 8, 2025, Verde Renewables has committed to: (i) allocate to C-Twelve a royalty equal to 3% of future carbon removal credits generated through the use of Verde-C-Twelve intellectual property; (ii) pay an additional license fee of $1,000,000 for the expanded territories of Mexico and Canada; and (iii) provide a loan of not less than $2,000,000, bearing interest at the lowest applicable federal rate, within 30 days following the successful listing of the Company’s Common Stock on a U.S. national exchange. If such funding is not achieved by July 31, 2026, C-Twelve may, upon ten business days’ notice, assert a breach of the Joint Development Agreement. The required funding was not completed by July 31, 2026. See Note 23 – Subsequent Events.

●	Commitment to allocate to Ergon 40% of the Company’s share of carbon removal credits generated from qualifying BioAsphalt™ products, provided such credits arise from bulk-mixed or packaged mixed products containing biochar purchased from the Company.

NOTE 23 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026, up through the date the Company issued the audited consolidated financial statements.

Highway International Pte. Ltd. Memorandum of Understanding

On August 26, 2026, the Company, through its wholly owned Singapore subsidiary, Verde Resources Asia Pacific Pte. Ltd., entered into a Memorandum of Understanding (the “Highway MoU”) with Highway International Pte. Ltd. (“Highway”) relating to the proposed deployment, validation, commercialization and licensing of the Company’s engineered biochar carbon platform in Singapore, including planned pilot projects. Subject to successful pilot validation and other conditions, the parties contemplate entering into a definitive licensing arrangement for Singapore. In connection with these planned commercialization activities, the Company currently anticipates restarting and ramping up operations at its BioFraction facility in Sabah, Borneo during 2027. The timing and extent of the ramp-up will depend on the progress of planned pilot projects and resulting demand for the Company’s engineered biochar. As of the date of these financial statements, the parties have not entered into a definitive licensing agreement and the Company cannot reasonably estimate the financial effect, if any, of the Highway MoU.

VERDE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C-Twelve Funding Commitment

As previously disclosed in Note 3, pursuant to the Joint Development Agreement with C-Twelve and related addendum, the Company committed, subject to the terms of the agreement, to pay an additional license fee of $1.0 million and provide financing of at least $2.0 million, bearing interest at the lowest applicable federal rate, within 30 days following the listing of the Company’s Common Stock on a U.S. national securities exchange. The agreement further provided that, if the required funding was not obtained by July 31, 2026, C-Twelve could, upon ten business days’ notice, hold the Company in breach of the Joint Development Agreement.

The Company did not provide the required funding by July 31, 2026. As of the date of issuance of these consolidated financial statements, C-Twelve has not provided notice declaring the Company in breach of the Joint Development Agreement.

Master Commercialization and Collaboration Agreement

On July 1, 2026, Verde Renewables entered into a MCCA with Ergon, whereby Verde Renewables shall act as a supplier of biochar to Ergon on a preferred vendor basis and provide carbon credit monetization and related services to Ergon, and Ergon shall endeavor to use its good faith efforts to develop, manufacture, and market products containing the Company’s engineered biochar, with the initial Ergon-Verde Product being a cold mix road paving product. See Note 3 Strategic Commercial Agreements, for details on this agreement.

