Form 10-Q
period 2026-09-30
VERDE RESOURCES, INC.
filed 2026-11-12
CIK 1506929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-55276

Verde Resources, Inc.

(Exact name of registrant as specified in its charter)

Nevada	32-0457838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 Forsyth Blvd., Suite 850 St. Louis, MO	63105
(Address of principal executive offices)	(Zip Code)

(314) 530-9071

(Registrant’s telephone number, including area code)

8112 Maryland Ave., Suite 400

St. Louis, MO. 63105

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

☐ Yes ☒ No

As of November 12, 2026, there were 1,316,068,978 shares of common stock outstanding.

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

The words “may,” “will,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “potential,” “seek,” “aim,” “goal” and derivatives of such words or similar expressions regarding the future are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements include statements regarding, and important factors that could cause actual outcomes to differ materially from those stated or implied in the forward-looking statements include, but are not limited to, the matters summarized below:

●	our ability to establish and implement our business plan and begin to generate revenues, including through sales of biochar and our licensing model strategy in conjunction with key commercial partners like Ergon Asphalt & Emulsions, Inc. (“Ergon”) and, potentially, Highway International Pte. Ltd. (“Highway”) in Singapore;

●	our expectations about the anticipated benefits of our Master Commercialization and Collaboration Agreement with Ergon (the “MCCA”), including our capacity to source sufficient amounts of biochar, our licensing and distribution model strategy and our relationship with Ergon;

●	the expected benefits of our proprietary technologies and road construction materials, including our engineered biochar to be utilized with Ergon’s asphalt liquids for cold paving and other road applications for use in its products in North America pursuant to the MCCA, and other technologies to which we have access, such as TerraZyme;

●	our ability to generate and monetize carbon renewal credits utilizing our technology and products;

●	our ability to effectively compete in our industry and execute on our business plan;

●	the impact of governmental laws and regulation, and our ability to comply with new regulations and compliance requirements that affect our business;

●	our ability to effectively conduct and scale our operations in North America and other regions, either on our own or through third-party collaborators like Ergon and others, including the challenges associated with conducting business globally; our ability to adequately market our products and services, and to develop additional products and product offerings;

●	our ability to successfully expand our operations into foreign markets, including in Singapore via our memorandum of understanding with Highway;

●	assumptions related to the size of the market for our products and solutions, including whether our carbon sequestering products will be desirable to potential customers;

●	our future capital needs and our ability to raise additional capital when needed;

●	our ability to expand our licensing and distribution model to third parties beyond Ergon (including parties such as Highway, with whom we currently only have a memorandum of understanding);

●	our ability to expand our revenue streams beyond our licensing and distribution model;

●	difficulties with certain licensees (such as Ergon), licensors from whom we have the rights to key intellectual property, or other third parties upon which we rely;

●	our ability to attract, develop, and retain capable key personnel;

●	our ability to protect our intellectual property (including our trade secrets) or manage threats posed by breaches of security; and

●	other risks and uncertainties, including those listed in the “Risk Factors” section of this Quarterly Report, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the Securities and Exchange Commission (“SEC”) on September 14, 2026.

iii

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

iv

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts expressed in U.S. dollars, except share and per share amounts)

	September 30, 2026	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,164,262	$1,786,407
Accounts receivable	8,352	5,019
Inventories	232,381	228,529
Prepaid share-based compensation- nonemployees	88,105	114,358
Prepayments	165,028	175,306
Other receivables and deposits	30,321	10,149

Total current assets	1,688,449	2,319,768

Non-current assets:
Property, plant and equipment, net	1,347,182	1,406,684
Right of use assets, net	337,439	375,425
Intangible assets	33,623,051	33,631,731
Deposits paid	80,000	80,000
Prepayments	99,230	87,500
Prepaid share-based compensation- nonemployees	156,751	160,326

Total non-current assets	35,643,653	35,741,666

TOTAL ASSETS	$37,332,102	$38,061,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,258	$44,318
Other payables	339,959	318,587
Deposit and accrued liabilities	73,788	86,338
Accrued share-based compensation for nonemployee	147,424	62,451
Accrued share-based compensation for employee	85,000	44,877
Current portion of operating lease liabilities	45,381	44,224
Amount due to a director	1,226	2,092
Amounts due to related parties	289,087	289,121

Total current liabilities	1,024,123	892,008

Non-current liabilities:
Operating lease liabilities, net of current portion	40,700	52,505

Total non-current liabilities	40,700	52,505

TOTAL LIABILITIES	$1,064,823	$944,513

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 10,000,000,000 shares authorized; 1,304,292,407 and 1,304,292,407 issued and outstanding as of September 30, 2026 and June 30, 2026	1,304,292	1,304,292
Additional paid-in capital	57,671,474	57,660,851
Accumulated other comprehensive losses	(195,162)	(202,978)
Accumulated deficit	(22,510,580)	(21,642,499)
	36,270,024	37,119,666
Non-controlling interest	(2,745)	(2,745)
Stockholders’ equity	36,267,279	37,116,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,332,102	$38,061,434

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Amounts expressed in U.S. dollars, except share and per share amounts)

	Three Months ended September 30,
	2026	2025
Revenue, net	$37	$2,269

Cost of revenue	90	1,335

Gross (loss) profit	(53)	934

Operating expenses:
Selling, general and administrative expenses	515,340	539,195
Research and development expenses	296,128	349,781
Other operating expenses	60,721	55,896
Total operating expenses	872,189	944,872

LOSS FROM OPERATION	(872,242)	(943,938)

Other income (expense):
Unrealized foreign exchange gain	-	17,339
Interest income	825	7,044
Other income	3,336	-
Total other income, net	4,161	24,383

LOSS BEFORE INCOME TAXES	(868,081)	(919,555)

Income tax expense	-	-

NET LOSS	$(868,081)	$(919,555)

Net (loss) income attributable to non-controlling interest	-	-
Net loss attributable to Verde Resources Inc., shareholders	(868,081)	(919,555)
	$(868,081)	$(919,555)

Other comprehensive (loss) income:
Foreign currency adjustment income (loss)	7,816	(18,659)

COMPREHENSIVE LOSS	$(860,265)	$(938,214)
Net loss per share, basic and diluted	$(0.0007)	$(0.0007)
Weighted average common stock outstanding, basic and diluted	1,304,292,407	1,259,653,672

See accompanying notes to unaudited condensed consolidated financial statements.

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Amounts expressed in U.S. dollars, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Non controlling	Total stockholders’
	No. of shares	Amount	capital	loss	losses	interest	equity
Balance as of June 30, 2026	1,304,292,407	$1,304,292	$57,660,851	$(202,978)	$(21,642,499)	$(2,745)	$37,116,921

Share based compensation to employee	-	-	10,623	-	-	-	10,623
Net loss for the period	-	-	-	-	(868,081)	-	(868,081)
Foreign currency translation adjustment	-	-	-	7,816	-	-	7,816

Balance as of September 30, 2026	1,304,292,407	$1,304,292	$57,671,474	(195,162)	$(22,510,580)	$(2,745)	$36,267,279

Balance as of June 30, 2025	1,262,680,891	$1,262,680	$54,530,117	$(160,809)	$(18,263,181)	$(36)	$37,368,771

Shares issued for private placement	5,600,000	5,600	442,400	-	-	-	448,000
Share based compensation to employee	-	-	32,642	-	-	-	32,642
Share based compensation to director	-	-	8,345	-	-	-	8,345
Shares issued to service provider	1,000,000	1,000	94,000	-	-	-	95,000
Net loss for the period	-	-	-	-	(919,555)	-	(919,555)
Foreign currency translation adjustment	-	-	-	(18,659)	-	-	(18,659)

Balance as of September 30, 2025	1,269,280,891	$1,269,280	$55,107,504	(179,468)	$(19,182,736)	$(36)	$37,014,544

VERDE RESOURCES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in U.S. dollars, except share and per share amounts)

	Three Months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(868,081)	$(919,555)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	56,086	55,159
Amortization	25,714	25,714
Stock-based compensation-nonemployee	114,800	292,691
Stock-based compensation-employee	50,746	69,108
Stock-based compensation-director	-	8,345
Operating lease expense	14,787	14,294
Unrealized foreign exchange gain	-	(17,339)
Change in operating assets and liabilities:
Accounts receivable	(3,337)	-
Other receivables and deposits	(20,200)	(371)
Prepayments	(1,452)	3,369
Inventories	(3,909)	446
Accounts payable	(1,960)	(4,862)
Accrued liabilities and other payables	9,016	(191,085)
Advanced from director	(881)	(101,792)
Advanced from/to related parties	(37)	136
Repayment of operating lease liabilities	(13,163)	(12,109)
Net cash used in operating activities	(641,871)	(777,851)

Cash flows from investing activities:
Withdrawal of short-term investments	-	500,000
Net cash provided by investing activities	-	500,000

Cash flows from financing activities:
Proceeds from issuance of Common Stock	-	448,000

Net cash provided by financing activities	-	448,000

Net change in cash and cash equivalents before effect of exchange-rate activities	(641,871)	170,149

Effect of exchange-rate changes on cash and cash equivalents	19,726	(15,722)

Net change in cash and cash equivalents	(622,145)	154,427

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,786,407	1,021,112

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,164,262	$1,175,539

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of noncash activities:
Shares issuance for employee compensation	$-	$-

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

The Company is a road construction and building materials company offering proprietary, environmentally sustainable materials, designed to drive innovations that enhance sustainability and advance environmental stewardship. By integrating biochar, a carbon sequestering material and performance enhancer, the Company aims to facilitate the industry’s transition toward lower-emission infrastructure solutions. The Company believes its approach reduces greenhouse gas (“GHG”) emissions, optimizes the use of native soils and recycled materials, accelerates installation timelines, improves operational efficiency, and reduces overall project costs. The Company’s strategic focus is the commercialization of its biochar asphalt technology through its wholly owned subsidiary, Verde Renewables Inc. As part of this initiative, the Company has collaborated with the National Center for Asphalt Technology (“NCAT”) to deploy and evaluate its biochar asphalt technology at the NCAT test track. This endeavor is intended to validate the technology’s performance characteristics, environmental sustainability attributes, and potential to support the generation of carbon removal and avoidance credits.

BioFraction and Regional Development

The Company’s subsidiary, Verde Resources (Malaysia) Sdn Bhd (“Verde Malaysia”), operates the BioFraction facility in Sabah, Borneo, Malaysia, which was established in 2021. The facility uses pyrolysis to convert palm oil waste into biochar and other byproducts. Commercial operations at the BioFraction facility have remained dormant in recent years while the Company prioritized its U.S. testing activities with NCAT. During this period, the Company continued maintenance and test production runs to preserve the facility’s operational capability, for planned future use.

The Company anticipates resuming commercial production during 2027, subject to the progress of the Company’s initiatives in Singapore and the development of demand in the Southeast Asian region (see Note 3). The Company is also evaluating additional supply and licensing arrangements in Southeast Asia, including potential licensing of its BioFraction technology to palm oil waste processors in Malaysia. The timing and scale of production will depend on commercial agreements, customer demand and available resources.

Corporate Structure

As of September 30, 2026, the Company has the following subsidiaries:

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and those of its wholly owned subsidiaries, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended June 30, 2026 included in the Company’s Annual Report on Form 10-K (the “2026 Form 10-K”). These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S. GAAP”) and follow the requirements of the SEC for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair statement of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at June 30, 2026 has been derived from audited consolidated financial statements, but does not contain all of the footnote disclosures from the 2026 Form 10-K. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2026 Form 10-K as filed with SEC on September 14, 2026.

Comparative Presentation

Certain prior-period amounts have been reclassified to conform to the current-period presentation. Research and development expenses of $349,781 for the three months ended September 30, 2025, previously included in selling, general and administrative expenses, have been presented separately in the accompanying condensed consolidated statements of operations. This reclassification had no effect on total operating expenses, net loss, loss per share, stockholders’ equity or cash flows.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include the useful lives of plant and equipment, impairment of long-lived assets (including intangible assets), allowance for expected credit losses, revenue recognition, share based compensation, classification of warrants, deferred taxes and uncertain tax position.

The inputs into the management’s judgments and estimates consider the geopolitical tension, inflationary and high-interest rate environment and other macroeconomic factors on the Company’s critical and significant accounting estimates. Actual results could differ from these estimates.

Basis of Consolidation

The condensed consolidated financial statements include the financial statements of Verde Resources, Inc. and its subsidiaries. All significant inter-company balances and transactions within the Company and its subsidiaries have been eliminated upon consolidation. The Company accounts for acquisitions in accordance with guidance found in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The guidance requires consideration given, including contingent consideration, assets acquired, and liabilities assumed to be valued at their fair market values at the acquisition date.

Accounts Receivables

Accounts receivables are recognized and carried at amortized cost. The Company accounts for expected credit losses in accordance with ASC Topic 326, Financial Instruments—Credit Losses. ASC 326 requires the use of a current expected credit loss (“CECL”) methodology to estimate lifetime expected credit losses on financial assets measured at amortized cost, including accounts receivable.

The Company maintains an allowance for expected credit losses based on a combination of quantitative and qualitative factors, including knowledge of a client’s financial condition, historical loss experience, customer-specific credit risk, aging of receivables, current economic conditions and reasonable and supportable forecasts of future conditions.

Management applies significant judgment in identifying relevant risk factors, evaluating the impact of macroeconomic conditions, including inflation, interest rates and geopolitical uncertainty, and determining the appropriate expected loss rates. Changes in these assumptions or economic conditions could materially affect the timing and amount of credit loss provisions recognized in future periods. Bad debts are written off against allowances. Accounts are written off after exhaustive efforts at collection. If accounts receivable are to be provided for, or written off, they would be recognized in the condensed consolidated statement of operations within operating expenses.

As of September 30, 2026 and June 30, 2026, the longest credit term for certain customers are 30 to 90 days. Additionally, as of September 30, 2026 and June 30, 2026, there has been no allowance for expected credit loss for accounts receivables and for other receivables, amounted to $34,303 and $34,390 respectively.

Intangible Assets and Impairment of Long-Lived Assets

The Company accounts for intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”) and accounts for impairment of long-lived assets in accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets (“ASC 360”).

Intangible assets acquired from third parties are initially measured at fair value. Indefinite-lived intangible assets are not amortized and are evaluated for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

In accordance with ASC 360, the Company evaluates long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset or asset group to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount exceeds the estimated undiscounted future cash flows, an impairment loss is recognized based on the excess of the carrying amount over the asset’s fair value.

To evaluate indefinite-lived intangible assets for impairment under ASC 350, the Company may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test. The qualitative assessment considers factors including business performance, market conditions, macroeconomic trends, strategic plans, recent market transactions and projected future cash flows.

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

As of September 30, 2026 and June 30, 2026, the Company did not record an impairment on the intangible assets.

Research and Development

Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development, and presented separately in the consolidated statements of operations. These costs include materials, third-party research and testing, and allocable facility and equipment costs attributable to developing new products or processes or significantly improving existing products or processes. Equipment with alternative future uses is capitalized and depreciated over its estimated useful life, with depreciation attributable to research and development included in research and development expense.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

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

Foreign Currencies Translation

The Company’s reporting currency is the U.S. dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in U.S. dollars. The Company and its subsidiaries in the United States have functional currency of US$ whereas the functional currencies of the Company’s subsidiaries in Malaysia and Singapore are Malaysian Ringgit (“MYR”) and Singapore Dollar (“SGD”), respectively. The functional currencies represent the primary currencies of the economic environment in which the respective companies’ operations are conducted.

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

For reporting purposes, in accordance with ASC Topic 830 “Translation of Financial Statements”, (“ASC 830”) capital accounts of the condensed consolidated financial statements are translated into U.S. dollars from MYR and SGD at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the respective year. The gains and losses resulting from translation of financial statements subsidiaries to the reporting currency are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of MYR and SGD into U.S. dollars has been made at the following exchange rates for the following periods:

	September 30, 2026	September 30, 2025
Period-end MYR:US$ exchange rate	0.24502	0.23723
Period-end SGD:US$ exchange rate	0.78259	-
Average period MYR:US$ exchange rate	0.24560	0.23652
Average period SGD:US$ exchange rate	0.77786	-

Comprehensive Income (Loss)

ASC Topic 220, Comprehensive Income, (“ASC 220”) establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Non-controlling Interest

The Company accounts for non-controlling interest in accordance with ASC Topic Consolidation 810-10-45, (“ASC 810”) which requires the Company to present non-controlling interests as a separate component of total shareholders’ equity on the condensed consolidated balance sheets and the condensed consolidated net loss attributable to the non-controlling interest be clearly identified and presented on the face of the condensed consolidated statements of operations and comprehensive loss.

Net Loss per Share

The Company calculates net loss per share in accordance with ASC Topic 260, Earnings per Share (“ASC 260”). Basic loss per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed similarly to basic net loss per share, except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock equivalents had been issued, if dilutive.

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

Stock Cancellation and Reissuance Policy

In certain circumstances, after the Company grants fully vested and nonforfeitable share-based awards to nonemployees, the Company may subsequently enter into mutual agreements with the recipients to cancel shares associated with services not yet performed or no longer expected to be performed under the applicable arrangements. In such instances, the Company evaluates the substance of the arrangement in accordance with ASC Topic 718 Compensation- Stock Compensation (“ASC 718”), 718-10-25-2 and ASC 718-10-35-1, which require that compensation cost be recognized based on the goods or services received. In accordance with ASC 718-10-45-3, the grant date fair value of these awards are initially recognized as a prepaid share-based compensation, which is recognized as compensation expense over the period in which the related goods or services are received. When mutual agreements are executed to cancel shares associated with services which are not performed or are no longer expected to be performed, the Company reverses the remaining balance of the prepaid share-based compensation, which represents the value of services not yet performed. There are no reversals of previously recognized share-based compensation expense relating to services already performed under the applicable arrangements.

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

The Company accounts for reissuance of treasury shares in accordance with ASC 505-30 – Equity: Treasury Stock (“ASC 505”). Treasury shares may be reissued for various purposes, including the settlement of employee equity awards, acquisitions, or other corporate purposes.

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

As of September 30, 2026, there have been no treasury stock purchases by the Company.

Stock Based Compensation Policy

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment arrangements related to the acquisition of goods and services from both employees and nonemployees based on the fair value of the awards at grant date.

Grant Date and Measurement

The grant date represents the date on which all key terms and conditions of the award are approved and understood by both the Company and the recipient, which generally corresponds to the date of final board approval. The fair value of share-based awards is measured based on the closing market price of the common stock on the grant date.

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

Presentation Considerations

Awards are fully vested and nonforfeitable and as such are included in shares issued and outstanding at the grant date.

Accordingly:

●	For non-employees: APIC, together with shares issued, is recognized at the grant date fair value of the awards, with a corresponding increase in prepaid share-based compensation, which is recognized as compensation expense over the period in which the related goods or services are received; and

●	For employees and directors: APIC is recognized to the extent that, together with shares issued, reflect the compensation cost for the requisite service period rendered as of the reporting date. Any remaining unrecognized compensation cost is recorded in APIC over the remaining requisite service period.

The impact of such awards on earnings per share is evaluated in accordance with ASC 718-10-45-1.

Related Parties

The Company follows the ASC 850-10, Related Party (“ASC 850”) for the identification of related parties and disclosure of related party transactions.

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

The condensed consolidated financial statements shall include disclosures of material related-party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Recent Accounting Pronouncements

The following summarizes accounting standards recently adopted by the Company and recently issued standards not yet adopted.

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Account Receivable and Contract Assets. This update introduces a practical expedient for all entities when estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under Topic 606. The expedient allows entities to assume current conditions as of the balance sheet date remain unchanged over the remaining life of the asset. The amendments are required to be applied prospectively and are effective for annual and interim periods beginning after December 15, 2025. Early adoption is permitted. The Company adopted this standard effective July 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires additional disclosures about specified expense categories included in income statement line items. As clarified by ASU 2025-01, the guidance is effective for the Company’s fiscal year ending June 30, 2028, and interim periods beginning with the quarter ending September 30, 2028. Early adoption is permitted. The Company is evaluating the impact of this guidance but does not currently expect its adoption to have a material impact on its consolidated related disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments clarify the accounting for share-based consideration payable to customers, including the treatment of vesting conditions and forfeitures. The guidance is effective for the Company beginning July 1, 2027, including interim periods, with early adoption permitted. The Company is evaluating the impact of this guidance but does not currently expect its adoption to have a material impact on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides amendments to clarify and modernize the accounting for costs incurred to develop or acquire internal-use software. The amendments address the capitalization of implementation costs by utilizing a principles-based approach and consolidates website development guidance under Subtopic 350-40. The amendments can be applied prospectively, modified prospectively, or retrospectively and are effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this guidance but does not currently expect its adoption to have a material impact on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update introduces a scope exception to derivative accounting for certain contracts with underlying tied to operations or activities specific to one of the parties. Additionally, the update clarifies that share-based noncash consideration received from a customer should be accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The amendments can be applied prospectively or modified retrospectively and are effective for annual and interim periods beginning after December 15, 2026. The Company is evaluating the impact of this guidance but does not currently expect its adoption to have a material impact on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the applicability, form and content, and interim disclosure requirements in ASC Topic 270 and enhances navigability of the interim reporting guidance. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and after December 15, 2028, for entities other than public business entities. Early adoption is permitted. The Company is evaluating the impact of this guidance but does not currently expect its adoption to have a material impact on its consolidated related disclosures.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which updates the FASB Accounting Standards Codification to clarify, correct errors, and improve the overall usability of GAAP. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is evaluating the impact of this guidance but does not currently expect its adoption to have a material impact on its consolidated financial statements and related disclosures.

In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”, which establishes accounting requirements for environmental credits and environmental credit obligations (“ECOs”). This ASU introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and, when applicable, compliance obligations that may be settled by using environmental credits. The new accounting standard will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

The Company has reviewed all recently issued but not yet effective accounting pronouncements. Except for those discussed above, the Company does not expect their adoption to have a material impact on its consolidated financial statements and related disclosures.

NOTE 3 – STRATEGIC COMMERICAL AGREEMENTS

Highway International Pte. Ltd. Memorandum of Understanding

On August 26, 2026, the Company’s wholly owned Singapore subsidiary, VRAPPL, entered into a non-binding Memorandum of Understanding (the “Highway MoU”) with Highway, a Singapore-based integrated asphalt and road-infrastructure company, establishing a strategic framework for the proposed deployment, validation, commercialization and licensing of the Company’s engineered biochar carbon platform in Singapore. Under the Highway MoU, the parties intend to collaborate on an initial pilot project with Singapore’s Land Transport Authority (“LTA”) to evaluate the Company’s technology’s technical performance, production readiness, carbon accounting, digital monitoring, reporting and verification (“MRV”) framework, and broader commercial rollout potential. Highway is expected to lead the proposed LTA pilot project, with VRAPPL providing operational and technical support.

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

Ergon Master Commercialization and Collaboration Agreement

On July 1, 2026, the Company entered into a MCCA with Ergon, whereby the Company shall act as a supplier of biochar to Ergon on a preferred vendor basis and provide carbon credit monetization and related services to Ergon, and Ergon shall endeavor to use its good faith efforts to develop, manufacture, and market products containing the Company’s engineered biochar (the “Ergon-Verde Products”), with the initial Ergon-Verde Product being a cold mix road paving product (the “Initial Product”).

During the term of the MCCA, if Ergon or any of its affiliates desire to utilize biochar in any of Ergon’s products, Ergon shall afford the Company the first opportunity to supply any such biochar required (in the form of the Company’s engineered biochar), and the parties will negotiate to establish agreed-upon applicable commercial terms related to such projects or applications to be memorialized in an addendum to the MCCA, or in a direct agreement between the Company and a customer introduced by Ergon. Commencing in 2027 and for each year during the term of the MCCA thereafter, the parties shall also in good faith discuss whether to establish mutually agreed-upon purchase commitments of the Company’s biochar product.

Under the MCCA, the Company shall, at Ergon’s request and in coordination with Ergon, use its commercially reasonable efforts to perform the services described in the MCCA to assist Ergon, which includes the distribution of the Company’s engineered biochar to Ergon or its customers or otherwise for use in Ergon’s products which utilize biochar, to ensure continuity of biochar supply to support commercialization of Ergon-Verde Products, as well as to provide technical and field support services to facilitate market adoption of Ergon-Verde Products. The Company is also responsible under the MCCA for the management of carbon removal credits generated by Ergon-Verde Products, including registration, methodology management, verification, registry management, and carbon credit sales. It is anticipated that carbon removal credits shall be generated from: (i) bulk mixing, and (ii) packaged mix of Ergon-Verde Products. The Company shall provide to Ergon a percentage of the net proceeds of its share of the biochar carbon removal credits generated.

Concurrently with the execution of the MCCA, the parties also entered into an addendum to the MCCA to provide for the terms of the first project under the MCCA (“Project #1”), which involves providing engineered biochar for use in the Initial Product. Such addendum sets out non-binding annual target supply volumes of Ergon’s emulsion products for which the Company will aim to supply its biochar. The Company and Ergon shall share in the net revenue of any such sales of its biochar to Ergon’s customers, or any customers introduced by Ergon, in connection with Project #1. Additionally, Ergon will pay the Company a cash royalty per gallon of Ergon’s emulsion product sold in connection with Project #1. For any products beyond the Initial Product for which Ergon utilizes the Company’s biochar, the parties will negotiate in good faith to establish mutually agreed-upon commercial terms related to such additional applications to be memorialized in an addendum or amendment to the MCCA. The Company expects Project #1 to commence immediately and continue over the next several years as the Initial Product is manufactured, tested in pilot programs and commercialized.

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

NOTE 4 - BUSINESS SEGMENT INFORMATION

The Company applies the provisions of ASC 280, which requires disclosure of information about operating segments based on how management organizes the Company’s business activities for making operating decisions and assessing performance. The Company’s Chief Executive Officer serves as the CODM.

The CODM reviews consolidated financial information, including revenue, operating expenses and net income (loss), when evaluating performance and allocating resources. The CODM uses net income (loss) as the primary measure of performance and uses revenue as the primary measure for allocating resources.

The Company operates as a single operating and reportable segment under ASC 280 and the CODM reviews financial information on a consolidated basis. The significant expense categories and other segment items regularly provided to and reviewed by the CODM are presented below.

	Three months ended September 30,
	2026	2025
Revenue	$37	$2,269
Cost of revenue	90	1,335
Gross (loss) profit	(53)	934
Operating expenses:
Depreciation and amortization	81,800	80,873
Payroll expenses	136,509	121,869
Consultant fees	60,815	232,075
Research and development expense	296,128	349,781
Legal and professional fees	151,933	40,992
Other segment expenses	145,004	119,282
Loss from operations	(872,242)	(943,938)
Unrealized foreign exchange gains	-	17,339
Interest income	825	7,044
Other income	3,336	-
Loss before income tax	(868,081)	(919,555)
Income tax	-	-
Net loss	$(868,081)	$(919,555)

Substantially all of the Company’s revenue is generated in the United States and Malaysia. Long-lived assets are located primarily in the United States and in its subsidiaries in Malaysia, Singapore and the British Virgin Islands, with the Company’s key intellectual property held by its British Virgin Islands subsidiary.

NOTE 5 - INVENTORIES

The Company evaluates inventories for excess, obsolete or slow-moving items, records an allowance when the net realizable value is less than cost, and consisted of the following:

	September 30, 2026	June 30, 2026
Manufactured bio produce	$22,514	$22,662
Trading goods	209,867	205,867
	$232,381	$228,529

●	Write-off of inventories: Write off of inventories as of September 30, 2026 and June 30, 2026 was $0 and $57,328, respectively.

●	Inventory allowance: None recorded, as of September 30, 2026 or June 30, 2026.

NOTE 6 – OTHER RECEIVABLE, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments consisted of the following:

	September 30, 2026	June 30, 2026
Current portion
Deposits	$28,748	$6,892
Other receivables	35,876	37,647
	64,624	44,539
Less: impairment on other receivables	(34,303)	(34,390)
Other receivables and deposits, net	30,321	10,149
Prepayments	165,028	175,306
Prepaid share based compensation – nonemployees	88,105	114,358
	$283,454	$299,813

Non-current portion
Prepaid share based compensation – nonemployees	156,751	160,326
Prepayments	99,230	87,500
	$255,981	$247,826

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows:

	September 30, 2026	June 30, 2026
Plant and machinery	$2,136,444	$2,056,949
Office equipment	6,268	6,239
Computers	16,447	15,837
Motor vehicles	4,913	4,730
Furniture and fittings	5,123	4,932
Renovation	5,135	4,943
	2,174,330	2,093,630
Less: accumulated depreciation	(823,732)	(747,622)
Foreign exchange adjustment	(3,416)	60,676
Total Property, plant and equipment	$1,347,182	$1,406,684

●	Depreciation expense: For the three months ended September 30, 2026 and 2025, totaled $56,086 and $55,159, respectively.

●	Impairment losses: None, for the three months ended September 30, 2026 or 2025.

●	Write-offs of plant and machinery: None, for the three months ended September 30, 2026 or 2025.

NOTE 8 – INTANGIBLE ASSETS

A summary of intangible assets is as follows:

	September 30, 2026	June 30, 2026
Catalytic Biofraction Process (1)	$30,192,771	$30,192,771
License for the Catalytic Biofraction Process (2)	3,430,280	3,438,960
	$33,623,051	$33,631,731

The amounts above represent separate components of the Company’s consolidated intangible asset carrying amount. The MYR 14 million license component is included in, and is not additional to, the total carrying amount presented. The licensing arrangement between VRAP and Verde Malaysia does not result in recognition of any additional intangible asset in the consolidated financial statements.

(1)	Proprietary intellectual property (“IP”) with a carrying value of $30,192,771, consisting of proprietary trade secrets known as the “Catalytic Biofraction Process.” The Company’s subsidiary, VRAP, is the beneficial and/or registered owner of the IP pursuant to the Intellectual Property Transfer Agreement dated October 15, 2025 between Bio Resources Limited (“BRL”) and VRAP.

(2)	An exclusive license with a carrying value of MYR 14,000,000 ($3,430,280), granted by VRAP to Verde Malaysia, providing the exclusive right to utilize the Catalytic Biofraction Process within the state of Sabah, Malaysia.

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

Subsequently, management evaluated the situation for the three months ended September 30, 2026, and determined that no significant changes had occurred. Accordingly, it is concluded that no impairment is required.

NOTE 9 - DEPOSIT PAID

Deposits consist of the following:

	September 30, 2026	June 30, 2026
Security deposit
Factory site	$80,000	$80,000

●	Security Deposit: VRAP paid a security deposit of MYR 336,000 ($80,000) to Segama Ventures for the lease of a factory site.

NOTE 10 - AMOUNTS DUE TO/FROM RELATED PARTIES (INCLUDING CHAIRMAN AND CHIEF EXECUTIVE OFFICER)

The following breakdown of the balances due to related parties and director, consisted of:

	September 30, 2026	June 30, 2026
Amount due to related parties
Borneo Oil Corporation Sdn. Bhd (“BOC”) (1)	$72,833	$72,830
Borneo Oil Berhad (“BOB”) (2)	3,007	3,007
Taipan International Limited (3)	119,153	119,153
Borneo Energy Sdn Bhd (2)	16,298	16,298
J. Ambrose & Partners (4)	64,956	64,961
SB Resorts Sdn Bhd (1)	6,861	6,878
SB Supplies & Logistics Sdn Bhd (2)	4,778	4,790
Borneo Eco Food Sdn. Bhd. (2)	1,201	1,204
Total due to related parties	$289,087	$289,121

Amount due to director
Mr. Jack Wong (5)	$1,226	$2,092

(1)	SB Resorts Sdn. Bhd. and BOC are wholly owned subsidiaries of BOB (holding 12.94% of the Company’s issued and outstanding common stock as of September 30, 2026). The advances are related to ordinary business transactions and bear no interest or collateral, repayable and renewable under normal business advancement terms.

(2)	BOB is the ultimate holding company of Borneo Eco Food Sdn. Bhd., Borneo Energy Sdn. Bhd. and SB Supplies & Logistic Sdn. Bhd. and held 12.94% of the Company’s issued and outstanding common stock as of September 30, 2026.

(3)	Taipan International Limited is one of the shareholders of the Company and held 7.74% of the Company’s issued and outstanding common stock as of September 30, 2026. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand.

(4)	J. Ambrose & Partners is controlled by J Ambrose, who is one of the shareholders of the Company, and he directly held 1.533% of the Company’s issued and outstanding common stock as of September 30, 2026. Ambrose is also the managing director and a substantial shareholder of BOB. The advances are related to ordinary business transactions and bear no interest or collateral and are repayable on demand.

(5)	This amount represents expenses incurred and paid by Jack Wong on behalf of the Company. Mr. Wong is the Company’s Chairman of the Board and the Chief Executive Officer.

NOTE 11 - LEASES

The Company determines whether an arrangement is or contains a lease at inception. Right-of-use (“ROU”) assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate at commencement. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company has elected to account for lease and non-lease components together for applicable asset classes and not to recognize ROU assets and lease liabilities for qualifying short-term leases. Certain agreements include variable payments for taxes, insurance, common area maintenance and inflation-related rent adjustments.

Lease-related assets and liabilities included in the condensed consolidated balance sheets were as follows:

	September 30, 2026	June 30, 2026
Assets
Right-of-use asset (1)	$720,000	$720,000
Right-of-use assets (2)	168,677	168,677
Total RoU assets	$888,677	$888,677
Less: Accumulated amortization	(551,238)	(513,252)
	$337,439	375,425

Liabilities
Current:
Operating lease liabilities	$45,381	$44,224

Non-current:
Operating lease liabilities	$40,700	$52,505

Total lease liabilities	$86,081	$96,729

Leases Arrangements:

(1)	The Segama factory lease commenced March 2, 2022 and has a seven-year term with total contractual payments of $720,000. All payments were made at inception; accordingly, no corresponding lease liability remains outstanding.

(2)	Verde Renewables, a wholly owned subsidiary, leases motor vehicles under agreements with terms of three to four years, expiring at various dates through 2029. Certain agreements include purchase options at specified prices. The agreements contain no material restrictive covenants.

For the three months ended September 30, 2026 and 2025, ROU asset amortization associated with the Segama lease was $25,714 in each period and is presented as amortization in the statements of cash flows. Motor vehicle ROU asset amortization was $12,272 and $11,456, respectively, and is included within operating lease expense in the statements of cash flows.

The table below presents the information related to weighted average discount rate and the remaining lease term (years) of the operating leases.

	September 30, 2026	June 30, 2026
Operating leases
Weighted average discount rate	11.26%	11.27%
Weighted average remaining lease term (years)	1.83	2.08

Accretion of lease liability was $2,515 and $2,838 for the three months ended September 30, 2026 and 2025, respectively.

Operating lease expense, included in selling, general and administrative expenses, was as follows:

	Three months ended September 30,
	2026	2025
Operating lease expense (per ASC 842)	$40,501	$40,008
Total lease expense	$40,501	$40,008

Future Contractual Lease Payments as of September 30, 2026

Undiscounted payments for operating leases recognized as of September 30, 2026, and their reconciliation to recorded lease liabilities, were as follows:

Years ending September 30,	Operating lease amount
2027	52,560
2028	34,417
Thereafter	8,995
Total minimum lease liabilities payment	95,972
Less: imputed interest	(9,891)

Present value of lease liabilities	$86,081

Office lease commencing after quarter-end

On June 24, 2026, the Company entered into a 62-month office lease commencing on October 1, 2026. A security deposit of $16,703 was paid after September 30, 2026. Because the lease has not commenced at quarter-end, no related ROU asset or lease liability was recognized as of September 30, 2026. The Company will recognize these amounts upon commencement in accordance with ASC 842.

Future rental commitments under this lease, excluded from the preceding lease-liability table, are as follows:

Years ending September 30,	Annual rental payable
2027	167,034
2028	203,781
2029	207,856
2030	212,014
2031	216,254
Thereafter	36,161
$1,043,100

NOTE 12 – WARRANTS

The Company has issued warrants to purchase shares of common stock. Warrant activity for the three months ended September 30, 2026 is summarized below:

	Number of warrants	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at June 30, 2026	24,943,876	$0.08018	4.34	$491,893
Issued	-	$-	-	$-
Exercised	-	$-	-	$-
Outstanding at September 30, 2026	24,943,876	$0.08018	4.09	$-

As of September 30, 2026, all 24,943,876 shares underlying the warrant remain exercisable.

NOTE 13 - STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 10,000,000,000 shares of common stock and 50,000,000 shares of preferred stock, both with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Preferred Stock Outstanding

There are no shares of preferred stock outstanding as of September 30, 2026, and June 30, 2026.

Common Stock Outstanding

Share-based awards represent unregistered securities and are subject to resale restrictions under Rule 144 of the Securities Act of 1933, as amended.

	Number of shares	Weighted average price per share (1)	Proceeds (1)
Outstanding at June 30, 2026	1,304,292,407
Issued to shareholders	-	-	-
Issued to employees and directors	-	-	-
Issued to non-employees	-	-	-
Cancellations	-	-	-
Outstanding at September 30, 2026 (2)	1,304,292,407	-	-

(1)	Weighted average shares and proceeds relate to investor share issuances.

(2)	On September 08, 2023, the Company entered into an agreement to cancel 375,000 shares of common stock previously issued to EMGTA LLC on December 31, 2022 at $0.20 per share, with an aggregate value of $75,000, in connection with a service agreement. As of June 30, 2026, the cancellation remains in process and has not been reflected in the table above.

NOTE 14 - NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share for the respective years:

	Three months ended September 30,
	2026	2025
Net loss	$(868,081)	$(919,555)
Less: Net loss attributable to non-controlling interest	-	-
Net loss attributable to Verde Resources, Inc. shareholders	$(868,081)	$(919,555)

Weighted average shares of common stock outstanding, basic and diluted	1,304,292,407	1,259,653,672

Net loss per share, basic and diluted	$(0.0007)	$(0.0007)

For the three months ended September 30, 2026, and 2025, diluted weighted-average shares of common stock outstanding is equal to basic weighted-average shares of common stock, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

The Company evaluated all share-based awards in accordance with ASC 260 and ASC 718 to determine whether any awards represented contingently issuable shares for purposes of calculating basic and diluted net loss per share. Management considered whether any awards were subject to substantive service, performance, market, forfeiture, repurchase, clawback, or other contingent provisions.

The Company determined that the shares included in weighted-average common stock outstanding were legally issued, fully vested, and nonforfeitable upon issuance. Such shares were not subject to substantive service, market, or performance conditions and were not subject to contractual forfeiture, repurchase, clawback, or automatic cancellation provisions. Upon issuance, holders possessed the same rights as all other holders of common stock, including voting, dividend and other ownership rights, and the shares were not subject to contractual restrictions on ownership, transfer or retention.

Management further considered that the shares were not subject to vesting schedules, repurchase rights, or other contractual mechanisms that would cause the shares to be treated as contingently issuable under ASC 260.

While certain shares were issued in advance of related service periods and compensation expense was recognized over those periods in accordance with ASC 718, management distinguished the accounting treatment of the related compensation expense from the determination of whether the shares were outstanding for purposes of calculating net loss per share. Because the shares were legally issued and outstanding and holders possessed the same rights as all other holders of common stock, management concluded such shares did not represent contingently issuable shares under ASC 260 and were appropriately included in weighted-average common stock outstanding upon issuance.

NOTE 15 - INCOME TAX

The Company is subject to income taxes in the jurisdictions in which it operates. The domestic and foreign components of loss before income taxes were as follows:

	Three months ended September 30,
	2026	2025
Tax jurisdiction from:
Local (U.S. regime)	$(745,518)	$(818,296)
Foreign, including
British Virgin Island	(40,304)	(8,467)
Malaysia	(62,609)	(92,834)
Singapore	(19,650)	-
Labuan, Malaysia	-	42

Loss before income taxes	$(868,081)	$(919,555)

The effective tax rate in the periods presented reflects the impact of losses incurred across various tax jurisdictions, each with different applicable income tax rates.

The Company mainly operates in the United States, Malaysia and Singapore, and is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company and its U.S. subsidiaries, Verde Renewables, VerdePlus and VLI, are subject to U.S. income tax laws, including a federal corporate income tax rate of 21%. As of September 30, 2026, the Company had U.S. net operating loss (“NOL”) carryforwards of $12,167,771. The Company maintained a full valuation allowance against its U.S. net deferred tax assets because management concluded that it was more likely than not that these assets would not be realized. The utilization of NOL carryforwards is subject to applicable expiration periods and limitations under U.S. tax law.

British Virgin Islands

VRAP is incorporated in the British Virgin Islands and is not subject to income tax under current BVI law.

Malaysia

Verde Malaysia and Wision are subject to Malaysian corporate income tax at a standard rate of 24%. As of September 30, 2026, the Malaysian operations had NOL carryforwards of $1,082,948, which may be carried forward for up to ten years, subject to applicable Malaysian tax rules. The Company maintained a full valuation allowance against the related deferred tax assets because management concluded that it was more likely than not that these assets would not be realized.

Singapore

The Company operates in Singapore through its wholly owned subsidiary, VRAPPL, which is subject to a corporate income tax rate of 17%. Subject to applicable eligibility requirements, VRAPPL qualifies for partial exemptions on chargeable income under Singapore’s Tax Exemption Scheme for New Start-ups during its first three consecutive Years of Assessment. As of September 30, 2026, VRAPPL had NOL carryforwards of $26,894, which may be used to offset future taxable income, subject to applicable requirements.

Labuan

Under the current laws of the Labuan applicable to Bio Resources Limited (“BRL”), a wholly owned subsidiary of the Company, income derived from an intellectual property right is subject to tax under the Malaysian Income Tax Act 1967 (ITA) at 24% of its chargeable income. However, BRL is not subject to income tax, given that it was a net loss position during the current period presented. BRL was administratively dissolved by being struck off the registers of the Labuan Financial Services Authority on October 19, 2025.

The Company’s deferred tax assets by jurisdiction and related valuation allowances were as follows:

	September 30, 2026	June 30, 2026
Deferred tax liability:
Share based compensation	$(14,420)	$(49,185)

Deferred tax assets:
Net operating loss carry forwards, from
US tax regime	$2,555,232	$2,553,462
Malaysia tax regime	259,908	258,276
Singapore tax regime	4,572	1,231
Less: valuation allowance	(2,805,292)	(2,763,784)
Deferred tax assets, net	$-	$-

Management evaluates the realizability of deferred tax assets each reporting period based on available positive and negative evidence, including historical operating results, expected future taxable income and applicable carryforward periods. Valuation allowances are recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

As of September 30, 2026, the Company maintained full valuation allowances against its net deferred tax assets in the United States and Malaysia. Changes in management’s assessment of realizability may result in adjustments to the valuation allowances and the related income tax expense or benefit.

Uncertain Tax Positions

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Further, the Company did not have any uncertain tax positions or events which have lead to uncertainty tax positions within the next 12 months.

Additional information regarding the Company’s income taxes is included in the notes to the condensed consolidated financial statements in its Annual Report on Form 10-K for the year ended June 30, 2026, as filed with the SEC on September 14, 2026.

NOTE 16 - RELATED PARTY TRANSACTIONS

	Three months ended September 30,
	2026	2025
Related party transactions:
Services provided by:
Makin Teguh Sdn Bhd (1)	$6,017	$-

(1)	Makin Teguh Sdn Bhd is an associate of BOB. BOB held approximately 12.94% of the Company’s issued and outstanding common stock as of September 30, 2026.

Related party balances are disclosed in Note 10.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 17 - CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risk:

Major Customers

For the three months ended September 30, 2026 and 2025, there was one single customer in each period, whose revenue accounted for more than 10% of total revenue.

	Revenue
	September 30, 2026		September 30, 2025
	US$	%	US$	%
Customer A	$-	-%	$2,225	98%
Customer B	$37	100%	$-	-%

Accounts Receivable Concentration

Accounts receivable concentrations from customers representing more than 10% of total accounts receivable were as follows:

	Account receivable
	September 30, 2026	June 30, 2026
Customer A	$3,875	$-

Major Vendors

The Company relies on a limited number of vendors for certain materials and services used in its operations.

For the three months ended September 30, 2026 and 2025, the Company did not have any vendors whose purchases accounted for more than 10% of total direct costs included in cost of revenue.

Accounts Payable Concentration

Accounts payable concentrations from vendors representing more than 10% of total accounts payable were as follows:

	Account payable
	September 30, 2026	June 30, 2026
Vendor A	$4,400	$4,400

Revenue by Geographic Location

The revenues below are based on the countries in which the Company’s customers are located. Summarized financial information concerning the geographic locations are shown in the following table:

	Geographic locations
	September 30, 2026	September 30, 2025
Malaysia	$37	$44
United States	-	2,225
	$37	$2,269

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

NOTE 18 – SHARES ISSUED TO NONEMPLOYEES AND EMPLOYEES

The Company enters into consulting, employment, and advisory agreements pursuant to which compensation may be paid, in whole or in part, through the issuance of shares of common stock.

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

These awards are legally issued, fully vested and nonforfeitable upon issuance, and recipients obtain the same ownership rights as other holders of common stock. The shares are recorded within stockholders’ equity upon issuance. For nonemployee awards that qualify for prepaid treatment, the related prepaid share-based compensation is recognized as an asset and amortized over the applicable service period as the related services are received. No prepaid share-based compensation asset is recognized for employee or director awards. The Company’s accounting policies for these arrangements are described in Note 2.

If services underlying nonemployee prepaid share-based compensation are not completed, the Company evaluates the recoverability of the remaining unamortized balance and accounts for any adjustment based on the applicable contractual terms and circumstances. The Company may seek to negotiate the voluntary cancellation of shares previously issued; however, such shares are not subject to contractual forfeiture, repurchase, or automatic cancellation provisions.

The following table summarizes share-based compensation expense recognized for the three months ended September 30, 2026 and 2025. No new share-based compensation awards were made during the three months ended September 30, 2026; however, the Company recognized compensation expense for services provided under those existing arrangements.

	Three months ended September 30,
	2026	2025
Employees	$50,746	$69,108
Directors	-	8,345
Nonemployees	114,800	292,691
Total share based compensation expense	$165,546	$370,144

Awards Without an Established Grant Date

For certain share-based payment arrangements, the service inception date precedes the establishment of the grant date. In such cases, compensation cost is recognized based on the best estimate of the fair value of the common stock at each reporting period until the grant date is established, with a corresponding liability recorded in accordance with ASC 718.

	Three months ended September 30,
	2026	2025
Accrued compensation cost for share-based arrangements for which the grant date had not yet been established	$125,096	$79,315

Share-Based Compensation Commitments

As of September 30, 2026, the Company had commitments to issue common stock under compensation and service agreements, as summarized below. These commitments are subject to the terms and conditions of the applicable agreements, including Board approval where required. For fixed-dollar commitments, the number of shares will be determined in accordance with the applicable agreements and Board approvals.

	Fixed dollar amount	Number of shares
Compensation payable in common stock based on fixed dollar amounts	$293,250	-
Compensation payable in a fixed number of shares of common stock (1)	-	6,006,550

(1)	The fixed-share commitments include 4,656,550 shares of common stock issuable under a consulting services agreement within three days following the Company’s Nasdaq listing.

As of September 30, 2026, the Company remained obligated to cancel 375,000 shares of common stock pursuant to a service agreement and related Service and Stock Cancellation Agreement with EMGTA LLC.

Unrecognized Stock-Based Compensation

Although shares are issued as fully vested upon grant, certain awards are granted in advance of the performance of services. Accordingly, the Company has unrecognized stock-based compensation cost related to services to be rendered in future periods.

As of September 30, 2026 and June 30, 2026:

●	Nonemployee awards: $244,856 and $274,683, respectively, to be recognized over a weighted-average period of 3.74 and 3.72 years remaining, respectively.

●	Employee and director awards: $0 and $10,623, respectively, to be recognized over a weighted-average period of 0 and 0.10 years remaining, respectively.

There was no income tax benefit recognized in connection with stock-based compensation expenses.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Future lease payment obligations and stock-based compensation commitments are disclosed in Notes 11 and 18, respectively.

The Company was subject to the following contractual commitments and contingencies as of September 30, 2026:

●	Commitment to make quarterly advance payments of $62,500 from October 2026 through December 2026 in support of the three-year performance testing project titled “Structural Capacity of Sustainable Pavement” pursuant to the agreement with NCAT at Auburn University dated June 27, 2024.

●	Commitment to allocate to Ergon 40% of the Company’s share of carbon removal credits generated from qualifying BioAsphalt™ products, provided such credits arise from bulk-mixed or packaged mixed products containing biochar purchased from the Company.

C-Twelve License

On May 19, 2025, the Company entered into a Joint Development Agreement with C-Twelve Pty Ltd. (“C-Twelve”) providing an exclusive ten-year license to certain binder and biochar asphalt technologies in the United States. An amendment dated October 8, 2025 expanded the licensed territory to Canada and Mexico. The Company is not currently utilizing the licensed technologies.

Under the agreement, as amended, Verde Renewables committed to pay an additional license fee of $1.0 million for the expanded territories of Canada and Mexico and provide a loan of at least $2.0 million bearing interest at the lowest applicable federal rate. Both amounts are payable within 30 days following the closing of a transaction resulting in the listing of the common stock on a U.S. national securities exchange. The agreement also provides for a royalty equal to 3% of future carbon removal credits generated through the use of Verde-C-Twelve intellectual property and a potential conditional payment in 2027 based on specified purchase volumes of Verde V24.

The required funding was not provided by July 31, 2026, giving C-Twelve the right, upon ten business days’ notice, to declare the Company in breach of the agreement. As of September 30, 2026, the funding obligations remained outstanding.

NOTE 20 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2026, up through the date the Company issued the condensed consolidated financial statements.

Private Placement

On October 7, 2026, the Company commenced a private placement offering of up to $5.0 million of its common stock, although no aggregate minimum offering amount is required to conduct closings of the offering. The offering is currently scheduled to remain open through December 14, 2026. As of November 12, 2026, the Company had received gross proceeds of $100,000 at a purchase price of $0.0257 per share, which is calculated using a 10-day volume-weighted average price less a 10% discount, for 3,891,050 shares of the Company’s common stock. The proceeds are intended to be used for general operating and working capital purposes.

C-Twelve License and Contractual Dispute

On May 19, 2025, the Company entered into a Joint Development Agreement with C-Twelve Pty Ltd. (“C-Twelve”) providing an exclusive ten-year license to certain binder and biochar asphalt technologies (which is referred to as Verde V24) in the United States. An addendum effective October 8, 2025, expanded the licensed territory to Canada and Mexico. The Company is not currently utilizing the licensed technologies.

Under the agreement, as amended, the Company committed to pay an additional license fee of $1.0 million for the expanded territories and provide a loan of at least $2.0 million bearing interest at the lowest applicable federal rate. The agreement also provides for a royalty equal to 3% of future carbon removal credits generated through the use of Verde V24 and a potential conditional payment in 2027 based on specified purchase volumes of Verde V24. As of September 30, 2026, the additional license fee had not been paid and the loan had not been funded.

The agreement provides for minimum annual purchases of Verde 24, including 400,000 liters for calendar year 2026. As of September 30, 2026, the Company had not placed purchase orders during 2026 because, as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, a report from the National Center for Asphalt Technology indicated that the C-Twelve binder and biochar asphalt technologies remain in development and are not yet ready for commercial deployment.

Subsequent to quarter-end, the Company received a letter dated October 28, 2026, from counsel for C-Twelve alleging breaches of the agreement and related addendum, including provisions concerning minimum purchases, royalties, competition, sublicensing and the expansion payment. C-Twelve demands approximately $13.2 million relating to alleged minimum purchase obligations over the remaining contractual term, the $1.0 million expansion payment, and unspecified royalties, and requests that the Company cease certain allegedly competing product development activities.

The Company disputes C-Twelve’s allegations and intends to vigorously defend its position and protect its rights, is consulting with legal counsel, and will respond to C-Twelve as appropriate.

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

Our strategic roadmap for helping achieve net-zero emissions—what we call our Verde Net Zero Blueprint—has achieved the following significant milestones in its evolution to date:

●	The issuance to our company in April 2025 of the world’s first carbon removal credit from asphalt production and application, certified by Puro.earth, the leading global registry for engineered carbon removal.

●	the successful laboratory-level validation by the National Center for Asphalt Technology (“NCAT”) of our BioAsphalt™ 100% reclaimed asphalt pavement (“RAP”) cold recycling mix incorporating our engineered biochar and an engineered cationic emulsion manufactured by Ergon. In February 2026, NCAT’s latest laboratory testing demonstrated that the 100% RAP BioAsphalt™ cold recycling formulation met or exceeded the applicable industry specifications evaluated during testing. The results demonstrated superior cohesion, high tensile strength ratio, a measure of the loads or stretching forces a material can sustain before permanently bending or breaking, (“TSR”), and retained stability compared to standard cold mix benchmarks, validating its strength, durability, and moisture resistance.

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

Environmental Attributes and Carbon Credits

Puro.earth, a crediting platform for durable carbon removal, has officially registered our Company as a Carbon Removal Credit supplier as part of its Accelerate program. This registration was formalized through a platform agreement signed in April 2023. We are positioned to potentially create additional revenue opportunities through the generation of carbon removal credits (“CORCs”). We believe that the generation of CORCs and the demand for CORCs incentivizes the broader adoption of climate technologies and enables us to supply these credits to companies seeking to offset their carbon footprint in pursuit of net-zero objectives. Simultaneously, this approach creates the potential for an additional and substantial revenue stream for us.

In addition, on March 9, 2026, we engaged with Isometric (a leading certifier of carbon removal) in connection with the audit and verification of our BioFraction™ facility in Sabah, Borneo, to support the production of biochar and the potential generation of carbon removal credits associated with the use of engineered carbon in our road technologies. We view Isometric as a complementary carbon registry and methodology provider alongside Puro.earth and believe maintaining relationships with multiple registries may support future commercialization and expansion efforts across North America and other international markets.

Technology Development and Validation

On June 27, 2024, we entered into an agreement with NCAT at Auburn University to undertake a 3-year Performance Testing Project titled “Structural Capacity of Sustainable Pavement” (the “Project”). The Project, led by Dr. Nam Tran, Associate Director and Research Professor at NCAT, involved a comprehensive performance testing on the NCAT Test Track in Opelika, Alabama. This facility, sponsored by various state Departments of Transportation (DOTs) and in partnership with the Minnesota Road Research Facility (MnROAD), is dedicated to advancing sustainable pavement technologies. Success in this Project is expected to drive widespread adoption of a net-zero road construction blueprint by DOTs across the United States and the federal DOT. The Project commenced on June 24, 2024, and includes ongoing field demonstrations, performance evaluations and laboratory testing of our cold-mix BioAsphalt™ technologies at NCAT. The Project is expected to conclude on September 30, 2027, with the first draft of the final report expected in Spring 2027.

Our work with NCAT has included the evaluation of distinct BioAsphalt™ formulations, including a 100% reclaimed asphalt pavement (“RAP”) cold recycling formulation utilizing our engineered biochar and an engineered emulsion manufactured by Ergon.

100% RAP Cold Recycling Development

As part of the Project, our Company and NCAT developed and evaluated a 100% RAP cold recycling BioAsphalt™ formulation incorporating our engineered biochar and an engineered cationic emulsion manufactured by Ergon. In February 2026, NCAT laboratory testing of this formulation, conducted in accordance with ASTM D6927 (Marshall Stability and Flow), ASTM D6931 (Indirect Tensile Strength), and AASHTO T283 (Moisture Susceptibility), demonstrated that the formulation met or exceeded applicable industry specifications evaluated during testing. Results showed superior cohesion, high tensile strength ratio (“TSR”) and retained stability compared to standard cold-mix benchmarks, supporting the formulation’s strength, durability and moisture resistance.

The 100% RAP cold recycling formulation is the technology platform we currently intend to advance toward commercialization with Ergon. As part of its go-forward development strategy, we intend to incorporate additional industry testing capabilities earlier in the development process to generate initial performance data and utilize Paragon, Ergon’s technical arm, for additional technical testing and validation. NCAT is expected to remain an important independent research and third-party validation resource, including for additional independent testing and validation, as appropriate, we continue to develop and commercialize new road materials and applications.

Recent Developments

Ergon Master Commercialization and Collaboration Agreement

On July 1, 2026, Verde Renewables entered into the MCCA with Ergon, whereby Verde Renewables shall act as a supplier of biochar to Ergon on a preferred vendor basis and provide carbon credit monetization and related services to Ergon, and Ergon shall endeavor to use its good faith efforts to develop, manufacture, and market products containing our engineered biochar, with the initial Ergon-Verde Product being a cold mix road paving product. See “Note 3. Strategic Commercial Agreements” of our condensed consolidated financial statements included in this Quarterly Report for more information.

Highway International Pte. Ltd. Memorandum of Understanding

On August 26, 2026, VRAPPL entered into the Highway MoU with Highway, a Singapore-based integrated asphalt and road-infrastructure company, establishing a strategic framework for the proposed deployment, validation, commercialization and licensing of our engineered biochar carbon platform in Singapore. Under the Highway MoU, the parties intend to collaborate on an initial pilot project with Singapore’s LTA to evaluate the technology’s technical performance, production readiness, carbon accounting, digital MRV framework, and broader commercial rollout potential. Subject to successful pilot validation and LTA sign-off, feasibility studies, mutual due diligence, applicable regulatory approvals, and the negotiation and execution of definitive agreements, the parties intend to pursue an exclusive licensing arrangement for the use and commercialization of our engineered biochar carbon platform in Singapore. This arrangement would be expected to include minimum biochar purchase commitments, commercial supply terms, technical support, and provisions relating to carbon removal credit generation and sustainability. While it is non-binding and serves principally as a framework for future exploration and potential binding agreements, we believe the Highway MoU represents an important step in our strategy to establish Singapore as a regional launchpad for commercializing our technologies and potential expansion throughout the Asia-Pacific region. See “Note 3. Strategic Commercial Agreements” of our condensed consolidated financial statements included in this Quarterly Report for more information.

Environmental Product Declaration

On October 13, 2026, we announced the completion of third-party verification and publication of the Environmental Product Declaration (“EPD”) for our engineered biochar through the ASTM International EPD library. Developed following a life cycle assessment conducted by WAP Sustainability, part of SLR, the EPD provides standardized environmental-impact data to assist customers and infrastructure partners in evaluating products incorporating our engineered biochar. We expect the EPD to support our commercialization activities with Ergon under our 10-year Master Commercialization and Collaboration Agreement and our international licensing initiatives, including the planned pilot program with Highway International Private Limited in Singapore. The environmental data also supports our work with Isometric to advance the quantification and verification of eligible carbon removals associated with infrastructure applications. Publication of the EPD does not itself constitute issuance or certification of carbon removal credits. The timing and extent of any resulting revenue remain dependent on further technical validation, customer adoption and execution of our commercialization initiatives.

TerraZyme Test Results

On November 11, 2026, we announced findings from a two-year study at the National Center for Asphalt Technology (NCAT) at Auburn University showing that a pavement section incorporating our TerraZyme-based soil stabilization technology achieved comparable overall pavement performance to a conventional control section while using approximately 61% less cement in the stabilized base and eliminating lime treatment from the subgrade. The results support further evaluation of TerraZyme as a material-efficient approach to road construction, pavement rehabilitation and soil stabilization, particularly where challenging soils require substantial treatment or replacement.

Extension of Memorandum of Understanding with Nature Plus, Inc.

On November 5, 2026, the Company and Nature Plus, Inc. (“NPI”) entered into an amendment to the memorandum of understanding (the “NPI MOU”) originally executed on August 14, 2024, to extend the term of the NPI MOU for an additional two years effective January 1, 2027. We entered into the NPI MOU to formalize our collaboration on the NCAT test track project in connection with testing of TerraZyme and to explore subsequent business opportunities arising from the successful completion of the NCAT testing.

Engagement of ThinkEquity

On October 23, 2026, we engaged ThinkEquity LLC (“ThinkEquity”) as our exclusive advisor to provide general corporate, strategic, financial and capital markets advisory services. The engagement supports our efforts to evaluate and prepare for a potential listing on a national securities exchange.

Relocation of Principal Executive Offices

In October 2026, we relocated of our principal executive offices to 7800 Forsyth Blvd., Suite 850, St. Louis, Missouri. The new office lease commenced on October 1, 2026 and has a term of 62 months. See “Note 11 Leases” to the accompanying condensed consolidated financial statements for additional information regarding the lease.

Key Factors that Affect Our Results of Operations

We believe the following key factors may affect our financial condition and results of operations:

●	MCCA and Ergon License: Our commercial relationship with Ergon is expected to support the commercialization and broader deployment of our sustainable infrastructure technologies and contribute to future revenue through licensing, product sales, and related commercial opportunities.

●	Engineered Biochar Supply: Our ability to scale the production and supply of high-quality engineered biochar in order to support an increase in customer demand, commercial project deployments, and our goal of long-term revenue growth.

●	Adoption of Biochar-Asphalt Technology: Market acceptance of the Verde Net Zero Blueprint technologies by contractors, state Departments of Transportation, governmental authorities outside the United States (such as in Singapore, Canada and Mexico) and private sector customers will influence royalty streams and future expansion opportunities.

●	Carbon Credit Monetization: The issuance, pricing, and sales by us of certified carbon removal credits tied to our biochar-based asphalt applications will be a key driver of financial performance.

●	Operational and Integration Costs: Expenses related to technology transfer, compliance monitoring, and integration into licensee production systems will impact near-term margins.

●	Regulatory and Environmental Policies: Federal and state infrastructure spending, emissions reduction mandates, and climate policies may accelerate the adoption of our technology and corresponding revenue growth.

●	Continuous Improvement and Innovation: We are committed to continuous improvement and innovation on our core technologies to enhance performance, durability, and environmental benefits.

●	Maintaining the Quality of our Products: We seek to maintain robust quality assurance and measurement systems to confirm that all licensed products consistently meet our technical specifications and industry standards.

Results of Operations

The following table sets forth selected financial information from our statements of comprehensive loss for the three months ended September 30, 2026 and 2025:

Statement of Operation	September 30, 2026	September 30, 2025	Change
	(Unaudited)	(Unaudited)	US$	%
Revenue	$37	$2,269	$(2,232)	(98)%
Cost of revenue	90	1,335	(1,245)	(93)%
Gross (loss) profit	(53)	934	(987)	(106)%
Selling, general and administrative expenses	515,340	539,195	(23,855)	(4)%
Research and development expenses	296,128	349,781	(53,653)	(15)%
Other operating expenses	60,721	55,896	4,825	9%
Loss from operation	(872,242)	(943,938)	71,696	8%
Other income	4,161	24,383	(20,222)	(83)%
NET LOSS	$(868,081)	$(919,555)	51,474	6%

Revenue

●	Revenue for the period ended September 30, 2026 was $37, representing a decrease of $2,232, or 98%, compared to $2,269 for the prior year.

●	Revenue for the period ended September 30, 2026 was primarily derived from Biochar sales at the subsidiary level.

●	Revenue during the current period was limited as the Company remained focused on advancing commercialization initiatives, strategic partnerships and market development activities. These efforts are intended to support the Company’s transition toward broader commercial deployment and future revenue generation from its sustainable infrastructure technologies and related products

Cost of revenue

●	Cost of revenue for the period ended September 30, 2026 was $90, representing a decrease of $1,245, or 93%, compared to $1,335 for the period ended September 30, 2025.

●	The decrease was primarily attributable to the significantly lower level of product sales during the current period. Cost of revenue consists primarily of costs directly attributable to products sold, including applicable procurement and fulfillment costs.

Gross profit

●	Gross loss for the period ended September 30, 2026 was $53, compared to gross profit of $934 for the period ended September 30, 2025.

●	The change was primarily attributable to the lower level of revenue recognized during the current period relative to the associated cost of revenue.

Selling, General and Administrative Expenses

●	Selling, general and administrative expenses for the period ended September 30, 2026 was $515,340, representing a decrease of $23,855, or 4%, compared to $539,195 for the period ended September 30, 2025.

●	The decrease was primarily attributable to:

○	a reduction in share-based compensation expense for nonemployee consultants, as the related service periods for certain consultants were completed during the second quarter of fiscal year 2026 in accordance with their respective consulting and advisory agreements; and

○	lower employee share-based compensation expense recognized during the three months ended September 30, 2026, compared with the prior-year period. The decrease reflected differences in the grant-date fair values of equity awards granted in prior periods and the related compensation expense recognized during each period.

●	These decreases were partially offset by an increase in legal and professional fees of $110,941, reflecting higher legal, accounting, audit and other professional advisory activities during the current quarter, as well as approximately $13,000 of website and graphic design costs.

Research and Development Expenses

●	Research and development expenses for the period ended September 30, 2026 was $296,128, representing an decrease of $53,653, or 15%, compared to $349,781 for the period ended September 30 2025.

●	The decrease was primarily attributable to:

○	lower personnel costs allocated to research and development as executive management devoted more time to corporate strategy and overall business development. Other research and development costs, including vendor, licensing and consulting expenses, remained relatively consistent with the prior-year period.

Other operating expenses

●	Other operating expenses for the period ended September 30, 2026 was $60,721, an increase of $4,825, or 9%, compared to $55,896 for the period ended September 30 2025.

●	These expenses primarily relate to costs associated with maintaining and preparing the BioFraction facility in Sabah, Borneo, for reactivation. The facility was strategically placed into dormant status as we prioritized our North American operations, while continuing necessary maintenance to preserve its operational capability. The increase during the period was primarily attributable to higher maintenance and recommissioning costs as we prepare the facility for the potential resumption of operations.

Other income

●	Other income for the period ended September 30, 2026 was $4,161, representing a decrease of $20,222, or 83%, compared to $24,383 for the three months ended September 30, 2025.

●	The decrease was primarily attributable to the absence of an unrealized foreign exchange gain of approximately $17,339 recognized during the prior-year period and a decrease in interest income to $825 during the current period from $7,044 in the prior-year period. These decreases were partially offset by approximately $3,336 of other income recognized during the three months ended September 30, 2026.

Net loss

●	Net loss for the three months ended September 30, 2026 was $868,081, a decrease of $51,474, or 6%, compared to net loss of $919,555 for the three months ended September 30, 2025.

●	The decrease in net loss was primarily attributable to an $83,978 decrease in selling, general and administrative expenses, partially offset by a $20,222 decrease in other income, increases of $6,470 in research and development expenses and $4,825 in other operating expenses, and a $987 decline in gross profit.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from private placements of our common stock and revenue from the sale of our products. Our ability to generate cash from operations depends largely on the successful commercialization and sale of our products. Cash and cash equivalents totaled $1.2 million for each of September 30, 2026 and September 30, 2025.

The following summarizes the key component of our cash flows for the three months ended September 30, 2026 and 2025.

Cash Flow Date	September 30, 2026	September 30, 2025
Net cash used in operating activities	$(641,871)	$(777,851)
Net cash provided by investing activities	-	500,000
Net cash provided by financing activities	-	448,000
Effect of exchange rate changes on cash and cash equivalents	19,726	(15,722)
Net (decrease) increase in cash and cash equivalents	$(622,145)	$154,427
Cash and cash equivalents beginning of period	1,786,407	1,021,112
Cash and cash equivalents at end of period	$1,164,262	$1,175,539

Net cash used in operating activities.

●	Net cash used in operating activities was $641,871 for the period ended September 30, 2026, representing a decrease of $135,980, or 17%, compared to $777,851 for the period ended September 30, 2025.

●	The decrease was primarily attributable to a lower net loss compared to the prior year, together with non-cash adjustments, partially offset by changes in operating assets and liabilities.

●	Net cash used in operating activities reflected:

○	net loss of $868,081;

○	partially offset by non-cash adjustments of $262,133; and

○	net cash used in changes in operating assets and liabilities of $35,923.

●	Non-cash adjustments primarily reflected:

○	depreciation of $56,086;

○	amortization of right-of-use assets of $25,714;

○	share-based compensation of $114,800 to nonemployees;

○	share-based compensation of $50,746 to employees; and

○	operating lease expense of $14,787.

●	Changes in working capital primarily reflected:

○	an increase in accounts receivable of $3,337;

○	decreases in accounts payable and payments of operating lease liabilities; and

○	increases in prepayments, repayments of advances from a director and related parties and accrued liabilities.

●	Cash used in operating activities primarily reflects the company’s net loss, adjusted for non-cash items and changes in working capital.

Net Cash Provided by Investing Activities

●	There was no net cash from investing activities for the period ended September 30, 2026 compared to $500,000 in the corresponding period of the previous year.

●	Net cash provided by investing activities for the period ended September 30, 2025 primarily reflected withdrawal of $500,000 from a matured certificate of deposit to support general working capital and operating activities;

Net Cash Provided by Financing Activities

●	There was no net cash from financing activities for the period ended September 30, 2026 compared to $448,000 in the corresponding period of the previous year.

●	Financing activities during the period ended September 30, 2025 consisted of $448,000 proceeds from several private placements of common stock.

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

Working Capital

Liquidity and Accumulated Deficit

As of September 30, 2026 compared to June 30, 2026:

●	Cash and cash equivalents: $1,164,262 and $1,786,407, respectively (decrease of $622,145 or 35%). The decrease primarily reflects cash used to fund the Company’s operating activities during the three months ended September 30, 2026. Net cash used in operating activities during the period was $641,871, while there were no cash flows from investing or financing activities.

●	Accumulated deficit: $22,510,580 and $21,642,499, respectively (increase of $884,785, or approximately 4%), primarily reflecting continued investment in the development and commercialization of our products and operations.

Our future liquidity requirements include rental payments under a 62-month lease for office premises commencing October 1, 2026. Total contractual rental payments over the lease term are approximately $1.04 million. See Note 11 - Leases for additional information.

Our future liquidity requirements may also include a $1.0 million license fee and financing of at least $2.0 million under the C-Twelve agreement, subject to its terms. The funding remains outstanding. See Note 19 - Commitments and Contingencies for additional information.

We expect to seek additional funding for our operations over the next twelve months through additional public and private offerings of our securities.

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

Trend Information

Other than as disclosed elsewhere in this Quarterly Report, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material effect on our net revenues, income from operations, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

ITEM 3: Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company”, we are not required to provide the information by this Item.

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report. We are continuing to enhance our internal control environment; however, as a smaller reporting company with limited personnel, we have identified certain material weaknesses that still require further remediation. These include (1) constraints inherent in a small finance team that impact segregation of duties, (2) the need for additional formalization and documentation of accounting policies, procedures, and review controls, (3) the need for regulatory reporting processes and oversight, (4) the absence of an internal audit function to independently assess and monitor the effectiveness of internal controls, and (5) the lack of a functioning audit committee to provide appropriate oversight of the financial reporting and internal control process. Since March 2026, the Company has supplemented its financial reporting resources through the engagement of an external advisor with public-company financial reporting and SEC compliance expertise. This engagement forms part of management’s remediation efforts, together with enhancements to accounting procedures, documentation, and review controls.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, management continued its efforts to improve the Company’s internal control over financial reporting, including continued support from an external advisor with public-company financial reporting and SEC compliance expertise. Although this support has strengthened the Company’s financial reporting resources, the related material weakness has not been remediated as of yet.

As such, there were no changes during the quarter that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. Remediation efforts remain ongoing, and all five material weaknesses described above remained unremediated as of September 30, 2026.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. Our current risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the SEC on September 14, 2026.

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the 2026 Form 10-K.

We have not funded certain amounts under our agreement with C-Twelve, and C-Twelve has asserted that we are in breach of the C-Twelve Agreement. Any dispute arising under the C-Twelve Agreement, whether resolved in our favor or not, could require significant time and resources of our company to be devoted to it, and could have adverse effects on our business, financial condition, and results of operations, as well as other adverse consequences.

Under the C-Twelve Agreement, we hold an exclusive ten-year license in the United States, Canada and Mexico relating to Verde V24. Pursuant to the C-Twelve Agreement and related addendum, we were required to pay C-Twelve an additional $1.0 million exclusive licensing fee and provide C-Twelve with a $2.0 million loan. If such funding was not achieved by July 31, 2026, C-Twelve has the right, upon ten business days’ notice, to hold us in breach of the C-Twelve Agreement. As of the date of this Quarterly Report, we have not provided C-Twelve with the $2.0 million loan or the $1.0 million licensing fee.

In August 2026, we received the completed NCAT report relating to testing of material utilizing C-Twelve’s emulsifier. The findings indicated that the C-Twelve binder and biochar asphalt technologies remain in development and are not yet ready for commercial market deployment. We have shared the report with C-Twelve and have communicated with C-Twelve regarding the report and its findings. On October 28, 2026, we received a letter from C-Twelve (the “Notice”) notifying us that C-Twelve considers us in breach of the C-Twelve Agreement , including provisions concerning minimum purchases, royalties, competition, sublicensing and the expansion payment. C-Twelve demands approximately $13.2 million relating to alleged minimum purchase obligations over the remaining contractual term, the $1.0 million expansion payment, and unspecified royalties, and requests that the Company cease certain allegedly competing product development activities. We dispute C-Twelve’s allegations and intend to vigorously defend our position and protect our rights.

Our current go-forward commercialization strategy with Ergon does not contemplate the use of Verde V24 and instead focuses on combining Ergon’s asphalt liquids, including emulsions and liquid binders, with our engineered biochar for multiple road applications. Accordingly, we do not currently expect our decision not to utilize Verde V24 in our go-forward commercialization strategy to materially adversely affect our business growth. However, the C-Twelve Agreement still remains in effect at this time, and any dispute regarding our obligations under the C-Twelve Agreement, including as a result of the alleged breach of the C-Twelve Agreement contained in the Notice, could require us to renegotiate the agreement, incur additional costs, engage in litigation or arbitration, or otherwise expend management and financial resources, any of which could adversely affect our business, liquidity, financial condition and results of operations. Should any dispute under the C-Twelve Agreement result in arbitration, litigation or similar proceedings, there can be no assurance that any defense of our position, or the outcome any such proceedings, will be successful. If we are required to devote substantial time or resources to such proceedings, regardless of the outcome, such proceedings could have material adverse effects on our business, liquidity, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

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

Date: November 12, 2026	VERDE RESOURCES, INC.

	By:	/s/ Jack Wong
Jack Wong
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Sherina Chui
Sherina Chui
Chief Financial Officer (Principal Financial and Accounting Officer)

